Form 10-Q
period 2012-06-30
Silverwood Acquisition Corp
filed 2012-08-10
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2012 (unaudited)                     1
    and December 31, 2011

Statements of Operations for the Three and Six                     2
    Months Ended June 30, 2012 and the Period from September 21, 2011 (Inception) to
    June 30, 2012 (unaudited)

Statements of Cash Flows for the Six Months Ended                  3
    June 30, 2012 and the Period from September 21,
    2011 (Inception) to June 30, 2012 (unaudited)

Notes to Financial Statements (unaudited)                        4-7

                Silverwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2012              2011
                                           -------------    ------------
                                            (Unaudited)

 Current assets
    Cash			             $    2,000     $    2,000
                                           -------------    ------------
 TOTAL ASSETS			             $    2,000     $    2,000
				           =============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Accrued liabilities      	             $        -     $      400
                                           -------------    ------------
    Total liabilities		 	              -            400
                                           -------------    ------------

 Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                            -              -
    Common stock, $0.0001 par value,
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding                                   2,000          2,000
    Additional paid-in capital	                  2,843            943
    Accumulated deficit		                 (2,843)        (1,343)
                                           -------------    ------------
	Total stockholders' equity	          2,000          1,600
                                           -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    2,000     $    2,000
				           =============    ============


 The accompanying notes are an integral part of these financial statements.



                        Silverwood Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
				 (unaudited)

                                         For the          For the         For the period
                                      three months       six month        from September 21,
                                         ended            ended           2011 (Inception)
                                      June 30, 2012     June 30, 2012     to June 30, 2012
                                      ------------      -------------     ----------------
  Revenues                            $        -         $       -         $          -

  Cost of revenues                             -                 -                    -
                                      ------------      -----------       --------------
  Gross Profit                                 -                 -                    -

  Operating expenses                         750             1,500                2,843
                                      ------------      -----------       --------------
  Loss before income tax                    (750)           (1,500)              (2,843)

  Income tax                                   -                 -                    -
                                      ------------      -----------       --------------

  Net loss                            $     (750)         $ (1,500)        $     (2,843)
                                      ============      ===========       ==============

  Loss per share -
     basic and diluted                $    (0.00)         $  (0.00)
                                      ============       ===========
  Weighted average shares
    outstanding-
    basic and diluted                   20,000,000        20,000,000
                                       ------------      -----------


 The accompanying notes are an integral part of these financial statements.

                                       2

                         Silverwood Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                         For the period from
                                        	    For the six months    September 21, 2011
                                        	          ended           (Inception) to
                                       		      June 30, 2012        June 30, 2012
                                       		      --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $   (1,500)           $   (2,843)
  Changes in operating assets and liabilities

     Accrued liabilities                                      (400)                    -
                                                        ------------         ------------
     Net cash used in operating activities                  (1,900)               (2,843)
                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from the issuance of common stock             	 -                 2,000

 Proceeds from stockholders' additional paid-in capital      1,900                 2,843
                                            		 ------------         ------------
    Net cash provided by financing activities                1,900		   4,843
                                            		 ------------         ------------
Net increase in cash       					 -                 2,000

Cash at beginning of period                                  2,000                    -
                                            		 ------------         ------------
Cash at end of period                                    $   2,000              $  2,000
                                          		 ============         ============



 The accompanying notes are an integral part of these financial statements.

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form
10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)


taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

   Level 3 inputs are unobservable inputs for the asset or liability.
The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments include cash and accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,843 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)


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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2012-02---Intangibles---Goodwill and Other (Topic 350): Testing Indefinite- Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)


Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange
Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

There were no equity transactions during the six months ended June 30, 2012.

NOTE 5   SUBSEQUENT EVENT

On April 16, 2012, Tiber Creek Corporation is in negotiations with American Performance Technologies, LLC.

Pursuant to the agreement, shares of each of the two current shareholders of Silverwood Acquisition will be redeemed leaving each such original shareholders with 75,000 shares of common stock. The current directors will resign and new officers and directors will be appointed. American Performance Technologies will be issued shares of common stock as designated by it.

The change in control has not yet occurred as of June 30, 2012.

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

     As of June 30, 2012, Silverwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Silverwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Silverwood. Tiber Creek Corporation will pay all expenses incurred by Silverwood until a change in control is effected, without repayment.

     On April 16, 2012, Tiber Creek Corporation entered into an agreement with American Performance Technologies, LLC, which agreement includes the use of a reporting company, most likely Silverwood Acquisition Corporation.

     Pursuant to the agreement, shares of each of the two current shareholders will be redeemed leaving each such original shareholder with 75,000 shares of common stock. The current directors will resign and new officers and directors will be appointed. American Performance Technologies will be issued shares of common stock as designated by it.

   The change in control has not yet occurred and a Form 8-K will be filed when such change does occur.


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

     On September 21, 2011, Silverwood issued the following shares of its common stock:

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

Dated:   August 10, 2012