Form 10-Q
period 2012-09-30
Silverwood Acquisition Corp
filed 2012-11-01
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2012 (unaudited)                 1
    and December 31, 2011

Statements of Operations for the Three and Nine                     2
    Months Ended September 30, 2012 and the Period from September 21, 2011 (Inception) to
    September 30, 2012 (unaudited)

Statements of Cash Flows for the Nine Months Ended                  3
    September 30, 2012 and the Period from September 21,
    2011 (Inception) to September 30, 2012 (unaudited)

Notes to Financial Statements (unaudited)                        4-7

                Silverwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                           September 30,     December 31,
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



                        Silverwood Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
				 (unaudited)

                                                                                For the period
                                     For the three          For the nine        from September 21,
                                     months ended           months ended        2011 (Inception)
                                     September 30, 2012   September 30, 2012    to September 30, 2012
                                     ------------------   -----------------     ---------------
  Revenues                            $           -       $           -         $         -

  Cost of revenues                                -                   -                   -
                                     ------------------   -----------------     ---------------
  Gross Profit                                    -                   -                   -

  Operating expenses                              -                 1,500                2,843
                                     ------------------   -----------------     ---------------
  Loss before income tax                          -                (1,500)              (2,843)

  Income tax                                      -                   -                   -
                                     ------------------   -----------------     ---------------

  Net loss                            $           -       $        (1,500)       $      (2,843)
                                      =================   =================      ==============

  Loss per share -
     basic and diluted                $         (0.00)    $         (0.00)
                                      =================   =================
  Weighted average shares
    outstanding-
    basic and diluted                       20,000,000          20,000,000
                                      -----------------   -----------------


 The accompanying notes are an integral part of these financial statements.

                                       2

                         Silverwood Acquisition Corporation
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                         For the period from
                                        	    For the nine         September 21, 2011
                                        	    months ended         (Inception) to
                                       		   September 30, 2012    September 30, 2012
                                       		   -----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                          $       (1,500)       $      (2,843)

  Changes in operating assets and liabilities

     Accrued liabilities                                      (400)                    -
                                       		   -----------------     ----------------
     Net cash used in operating activities                  (1,900)               (2,843)
                                       		   -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from the issuance of common stock             	 -                 2,000

  Proceeds from stockholders' additional
              paid-in capital                                1,900                 2,843
                                       		   -----------------     ----------------
    Net cash provided by financing activities                1,900		   4,843
                                       		   -----------------     ----------------
Net increase in cash       					 -                 2,000

Cash at beginning of period                                  2,000                    -
                                       		   -----------------     ----------------
Cash at end of period                                $       2,000         $       2,000
                                                    ================     ================



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

On April 16, 2012, Tiber Creek Corporation is in negotiations with American Performance Technologies, LLC.

Pursuant to the agreement, shares of each of the two current shareholders of Silverwood Acquisition will be redeemed leaving each such original shareholders with 75,000 shares of common stock. The current directors will resign and new officers and directors will be appointed. American
Performance Technologies, LLC will be issued shares of common stock as designated by it.

The change in control has not yet occurred as of September 30, 2012.

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

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)


NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,843 as of September 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                     Silverwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                      Notes to Financial Statements
                              (unaudited)

The FASB issued Accounting Standards Update (ASU) No. 2012-02---Intangibles--- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have a material impact on the company's financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and
Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding. There were no equity transactions during the nine months ended September 30, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Silverwood Acquisition Corporation ("Silverwood") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Silverwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on January 10, 2012 to register its class of common stock. Silverwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Silverwood is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     As of September 30, 2012, Silverwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Silverwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Silverwood. Tiber Creek Corporation will pay all expenses incurred by Silverwood until a change in control is effected, without repayment.

     On April 16, 2012, Tiber Creek Corporation entered into an agreement with American Performance Technologies, LLC, which agreement includes the use of a reporting company, most likely Silverwood Acquisition Corporation.

     Pursuant to the agreement, shares of each of the two current shareholders will be redeemed leaving each such original shareholder with 75,000 shares of common stock. The current directors will resign and new officers and directors will be appointed. American Performance Technologies, LLC will be issued shares of common stock as designated by it.

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

Dated:   November 3, 2012