Form 10-K
period 2012-12-31
IIM Global Corp
filed 2013-04-01
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2012


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54545

                        IIM GLOBAL CORPORATION
           (Exact name of registrant as specified in its charter)

                   SILVERWOOD ACQUISITION CORPORATION
          (Former Name of Registrant as Specified in its Charter)

            Delaware                           00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                     525 Technology Park, Suite 165
                       Lake Mary, Florida 32746
        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:  815-356-7504

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

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                            December 31, 2012

Common Stock, par value $0.0001                 1,500,000
Documents incorporated by reference:            None


                               PART I

Item 1.  Business


      IIM Global Corporation (formerly Silverwood Acquisition Corporation) ("IIM Global" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. IIM Global has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. IIM Global was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On November 9, 2011, the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     Change in Control:

    On December 20, 2012, the following events occurred which resulted in a change of control of the Company:

    The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    James M. Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    David S. Jones was named as the sole director of the Company and appointed its President, Secretary and Treasurer.

     On December 21, 2012, IIM Global issued 1,000,000 shares of its common stock at par representing 67% of the then total outstanding 1,500,000 shares of common stock.

     The Company has no employees and only one director who also serves as the Company's sole officer.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

CURRENT ACTIVITIES

     IIM Global has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenues of development:

    IIM Global anticipates that it will enter into a business combination with Innovation in Motion, Inc., a private company involved in the identification, security and mobile payment businesses which had its technology used during the election process in Ghana, Africa. The company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

    Innovation in Motion was founded in April, 2009 and successfully achieved an estimated pre-tax revenue of $7.8M in 2012 growing from $300K pre-tax revenues in 2011. Thomas Szoke, one of the founders of Innovation In Motion, played the lead role in the development and patenting of its technologies. David S. Jones, the sole officer and director of IIM Global, is the president and chief executive officer of Innovation in Motion, Inc.

      IIM Global currently anticipates that the business combination would take the form of a merger probably in the second quarter of 2013 although no binding agreement has been executed at the date of this Report. It is anticipated that Innovation in Motion will bring with it to such merger key technologies and an active business model. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

     If and when a IIM Global chooses to enter into a business combination with Innovation in Motion, it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     IIM Global is also in discussion with an AFIS Engineering and Manufacturing company for a strategic partnership with the possibility of a potential future acquisition. This partnership would provide technology that would complement the current Innovation In Motion technologies.

     IIM Global Corporation is also in strategic talks with a variety of potential key partners to bring complementary technologies and services, such as card production, licensed web based personalization of the Innovation In Motion mobile payment solution, perimeter security solutions and a wide variety of support and managed service solutions for ongoing support and revenue stream businesses.

     As of December 31, 2012, IIM Global had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, IIM Global had sustained net loss of $1,850 and had accumulated a deficit of $3,193.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of IIM Global as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by IIM Global until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that IIM Global will ever be profitable.

SUBSEQUENT EVENT

     In March 2013, IIM Global filed an amendment to its certificate of incorporation increasing its authorized shares of common stock to 300,000,000 with a par value of $.0001 and eliminating its authorized preferred stock.

Item 2.  Properties

     IIM Global has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Once and if a business combination is effected, IIM Global may wish to cause the Company's common stock to trade in one or more United
States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

September 21, 2011    Tiber Creek 	     10,000,000    $1,000
		    Corporation (1)    (9,750,000 redeemed 12/20/2012)

September 21, 2011  MB Americus LLC (2)      10,000,000	   $1,000
                                       (9,750,000 redeemed 12/20/2012)

December 21, 2012   David S. Jones           1,000,000     $100

(1) James M. Cassidy, was the president and a director of the Company, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   IIM Global has no operations nor does it currently engage in any business activities generating revenues. IIM Global's principal business objective is to achieve a business combination with a target company.

     As of December 31, 2012, IIM Global had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, IIM Global had sustained net loss of $1,850 and had accumulated a deficit of $3,193.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of IIM Global as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with IIM Global.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by IIM Global until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

    IIM Global anticipates that it will enter into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. The private company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be sonummated.

     David S. Jones is the president and chief executive officer of Innovation in Motion. No assurances can be given that IIM Global will be successful in effecting a business combination with Innovation in Motion, Inc. or with any other target company.

   A likely target companies with which IIM Global may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

    In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

2012 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

     As of December 31, 2012, IIM Global had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2012, IIM Global had sustained net loss of $1,850 and had accumulated a deficit of $3,193.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2012 are attached hereto.

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

     There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia, the independent registered public accounting firm for IIM Global, has not issued an attestation report on the effectiveness of IIM Global's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

     Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------               -----------
     David S. Jones                President, Secretary, Director


Management of IIM Global

     IIM Global has no full time employees.

    On December 20, 2012, James M. Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    David S. Jones was named as the sole director of the Company and appointed its President, Secretary and Treasurer.

    David S. Jones has been in global business management in all regions of the world including global management of company personnel and contractor/ partner relationships. He has served as a board member on joint ventures operating in Beijing, China, Bangalore, India and Perth, Australia. He has served in sales, field service, marketing, finance, engineering, business development and other areas with a particular expertise in joint venture management.

     From 1986 through 2007, Mr. Jones worked for Motorola, Inc. with various systems and operations and development positions retiring as Vice President for Global Service Delivery Operations responsible for global delivery of all technical call center services, network operations centers, secure operation center, technical training and services business development. He served as a board member for the joint venture between Motorola and WiPro in Bangalore, India. From 2007 to 2010, Mr. Jones was Vice President and General Global Services Manager for Intermec Technologies, Inc., Everett, Washington. Mr. Jones was responsible for Intermec's global business including margin improvement and revenue growth, sales, third party services, marketing finance, call centers, parts sales and professional services.
From 2010 to 2011, Mr. Jones served as a consultant to large and small manufacturers. In 2011 Mr. Jones joined Innovation in Motion Inc. which was established in April, 2009 and has grown from from $300,000 in revenues in 2011 to an estimated pre-tax revenue of $7.8 Million.

    Mr. Jones received his Bachelor of Science in Civil Engineering degree from Rose Hulman Institute of Technology, Terre Haute, Indiana and his Masters in Business Administration degree from Baldwin Wallace College, Berea, Ohio.


Conflicts of Interest

    David S. JOnes, the sole officer and director of the Company, is also the president and chief executive officer of Innovation in Motion, a company with which IIM Global is discussing effecting a business combination.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2012, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy (1)                250,000             16.5%
215 Apolena Avenue
Newport Beach, CA 92662

James K. McKillop (2)               250,000             16.5%
9454 Wilshire Boulevard
Beverly Hills, California 90212

David S. Jones		            1,000,000		67%
525 Technology Park, Suite 165
Lake Mary, Florida 32746


All Executive Officers and          1,000,000
Directors as a Group (1 Person)

     (1) As the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, Mr. Cassidy is deemed to be the beneficial owner of the shares of common stock of IIM Global owned by it.

     (2) As the sole principal of MB Americus LLC, a California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of IIM Global owned by it.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   David S. Jones is the majority shareholder of the Company and also serves as its sole officer and director.

    As the organizers and developers of Silverwood Acquisition
Corporation the predecessor name to IIM Global, James M. Cassidy and
James McKillop may be considered promoters. Mr. Cassidy provided services to IIM Global without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement of Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by IIM Global until December 20, 2012, the date of the change in control, without repayment. Tiber Creek is a shareholder of IIM Global and may receive benefits in the future if the company is able to effect a business combination beneficial to the company.

     IIM Global is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Jones would not be considered an independent director if it were to do so.


Item 14.  Principal Accounting Fees and Services.

    The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.


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

                         December 31, 2011      December 31, 2012
	                 -----------------      -----------------

Audit-Related Fees          $ 750 		    $ 750


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

FINANCIAL STATEMENTS

ANTON & cHIA                    CERTIFIED PUBLIC ACCOUNTANTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IIM Global Corp (Formerly: Silverwood Acquisition Corporation).
                       (A Development Stage Company)

We have audited the accompanying balance sheets of IIM Global Corp. (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' deficit / equity and cash flows for the period from September 21, 2011 (Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the period from September 21, 2011 (Inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company has had no revenues and accumulated deficit of $3,193 since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans concerning these matters are also described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia, LLP

Newport Beach, California

April 1, 2013

                            IIM GLOBAL CORP.
                (FORMERLY: SILVERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET

                     ASSETS
December 31,
                                          December 31,    December 31,
                                              2012          2011
                                          -----------     -----------
  Current assets
    Cash                                   $      150      $   2,000
                                           -----------     -----------
  TOTAL ASSETS                             $      150      $   2,000
                                           ===========     ===========


       LIABILITIES AND STOCKHOLDERS' (deficit)/EQUITY

  Current liabilities
     Accrued liabilities                   $      350       $    400
                                           -----------     -----------
     Total Liabilities                            350            400
                                           -----------     -----------

  Stockholders' (Deficit)/Equity
      Preferred stock, $0.0001 par value,
      20,000,000 shares authorized; none
      issued and outstanding

      Common Stock; $0.0001 par value,
      100,000,000 shares authorized;
      1,500,000 and 20,000,000 shares
      issued and outstanding, respectively         150          2,000

      Additional paid-in capital                 2,843            943
      Deficit accumulated during development
        stage                                   (3,193)        (1,343)
                                            -----------     -----------
       Total stockholders' (Deficit)/Equity       (200)         1,600

    TOTAL LIABILITIES AND STOCKHOLDERS'
      (DEFICIT)/EQUITY                       $      150     $   2,000
                                            ===========     ===========



        The accompanying notes are an integral part of these financial statements

                            IIM GLOBAL CORP.
                (FORMERLY: SILVERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS


  	                               For the          For the          For the period
      	     			       year ended       year ended       from September 21
             			       December 31,     December 31,     2011 (Inception) to
		 	               2012 	        2011             December 31, 22012
                                       ----------       -------------    ----------------
 Revenues                               $      -         $        -       $        -

 Cost of revenues                              -                  -                -
                                        ----------        -------------    -------------
 Gross profit                                  -                  -                -
                                        ----------        -------------    -------------
 Operating expenses                        1,850               1,343	        3,193
                                        ----------        -------------    -------------
 Loss before income tax                   (1,850)             (1,343)          (3,193)
                                        ----------        -------------    -------------
 Income tax                                    -                  -                -
                                        ----------        -------------    -------------

 Net loss                               $  (1,850)        $   (1,343)      $   (3,193)
                                        ===========       =============    =============

 Loss per share - basic and diluted     $   (0.00)	  $    (0.00)
                                        ----------        -------------


 Weighted average shares outstanding     19,443,989        20,000,000
       basic and diluted                -----------       ------------



              The accompanying notes are an integral part of these financial statements




                               IIM GLOBAL CORP.
                (FORMERLY: SILVERWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                               Common Stock            Additional                   Total
                            -----------------------    paid-in       Accumulated    Stockholders'
                            Shares        Amount       Capital       deficit        Equity
                            -----------   ---------    ----------    ----------     ----------

Balance, September 21,
  2011 (Inception)                   -          -            -             -              -

Common stock issued for
  cash at $.0001 per share   20,000,000       2,000          -             -            2,000

Expenses paid by
   shareholders                     -          -            943            -              943

Net loss                            -          -            -           (1,343)        (1,343)

Balance, December 31,
   2011                      20,000,000      $ 2,000     $  943        $(1,343)       $ 1,600
                             ----------------------------------------------------------------

Stockholders' contribution          -             -       1,900            -            1,900

Redemption of common
     stock                  (19,500,000)      (1,950)        -             -           (1,950)

Issuance of common stock
  due to change in control    1,000,000          100         -             -              100

  Net loss                          -             -          -          (1,850)        (1,850)
                             ----------------------------------------------------------------
Balance, December 31,
   2012                      1,500,000           150      2,843         (3,193)         (200)
                             ================================================================


              The accompanying notes are an integral part of these financial statements



                               IIM GLOBAL CORP.
                (FORMERLY: SILVERWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                        For the Period from
                                        	      For the year       September 21, 2011
                                        	      ended December    (Inception) to
                                       		          31, 2012       December 31, 2012
                                       		      --------------     ----------------

OPERATING ACTIVITIES

   Net loss					        $   (1,850)       $    (3,193)

   Changes in assets and liabilities

       Accrued liabilities                                     (50)                 -
                                                        ------------         ------------
       Net cash used in operating activities                (1,900)            (3,193)
                                                        ------------         ------------
FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                   100               150
   Payments to stockholders                                  (1,950)                -
   Proceeds from stockholders' additional
       paid-in capital                                        1,900             2,843
                                                        ------------         ------------
      Net cash provided by financing activities                  50             2,993
                                                        ------------         ------------

   Net increase (decerase) in cash                           (1,850)             (200)

   Cash at beginning of period                                2,000		    -
                                                         ------------         ------------
   Cash at end of period                                 $      150           $  (200)
                                          		 ============         ============


              The accompanying notes are an integral part of these financial statements

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

On December 20, 2012, the shareholders of the corporation and the Board of Directors unanimously approved the change of the Registrant's name to IIM Global Corporation and filed such change with the State of Delaware. The registrant redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950. The current officers and directors resigned, and a new officer/director was appointed and elected resulting in the change of control of the Company.


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


CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of December 31, 2012 and 2011.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2012 and 2011, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $3,193 as of December 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The registrant anticipates it will enter into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. The private company has a range of state-of-the-art products in these fields and has begun sales of units.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 2012, the Company adopted ASU No. 2011-04,
Amendments to Achieve Common Fair Value Measurement and
Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards
Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements.
ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05,
Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective
Date for Amendments to the Presentation of Reclassifications of Items
Out of Accumulated Other Comprehensive Income in Accounting
Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU
2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet
(Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income
(AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its consolidated financial statements.

NOTE 4   STOCKHOLDER'S (DEFICIT) / EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, 1,500,000 shares of common stock and no preferred stock were issued and outstanding.

On December 20, 2012, the registrant redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

On December 21, 2012, IIM Global Corporation (formerly Silverwood
Acquisition Corporation) (the "Registrant" or the "Company") 1,000,000 shares were issued to the new officer of the company at $.0001 representing 67% of the total outstanding 1,500,000 shares of common stock.

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             IIM GLOBAL CORPORATION
                             Formerly Silverwood Acquisition COrporation


                              By:   /s/ David S. Jones
                                        President
					Principal executive officer
Dated: April 1, 2013


                              By:   /s/ David S. Jones
                                        Principal financial officer

Dated: April 1, 2013


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ David S. Jones            Director            April 1, 2013