Form 10-Q
period 2013-03-31
IIM Global Corp
filed 2013-05-21
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-54545

IIM GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

SILVERWOOD ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	00-0000000
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

525 Technology Park, Suite 165

Lake Mary, Florida 32746

(Address of principal executive offices) (zip code)

815-356-7504

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

☒ Yes      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $0.0001	1,500,000 shares

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	1

Statements of Operations for the Three Months Ended March 31, 2013 and 2012, and the Period from September 21, 2011 (Inception) to March 31, 2013 (unaudited)	2

Stat Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and the Period from September 21, 2011 (Inception) to March 31, 2013 (unaudited)	3

Not Notes to Financial Statements (unaudited)	4-8

IIM GLOBAL CORP.
(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)
( A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSET

Current asset
Cash	$74,730	$150

TOTAL ASSET	$74,730	$150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$75,000	$350

Total Liabilities	75,000	350

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,500,000 and 20,000,000 shares issued and outstanding, respectively	150	150
Additional paid-in capital	2,843	2,843
Accumulated Deficit	(3,263)	(3,193)

Total stockholders' Deficit	(270)	(200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$74,730	$150

The accompanying notes are an integral part of these financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the period from September 21, 2011 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating expenses	70	750	3,263

Income tax	-	-	-

Net loss	$(70)	$(750)	$(3,263)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	1,500,000	20,000,000

The accompanying notes are an integral part of these financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the period from September 21, 2011 (Inception) to March 31, 2013
OPERATING ACTIVITIES
Net loss	$(70)	$(750)	$(3,263)
Changes in operating assets and liabilities
Accrued liabilities	74,650	(400)	75,000
Net cash used in operating activities	74,580	(1,150)	71,737

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	2,100
Stockholders's contribution	-	1,150	2,843
Redemption of common stock	-	-	(1,950)
Net cash provided by financing activities	-	1,150	2,993

Net increase (decrease) in cash	74,580	-	74,730

Cash at beginning of period	150	2,000	-

Cash at end of period	$74,730	$2,000	$74,730

The accompanying notes are an integral part of these financial statements

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

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

The Company signed a term sheet on January 23, 2013 with Innovation in Motion, Inc. to outline those terms pursuant to which a definitive merger agreement may be entered on or before June 2013. The merger, if consummated, shall qualify as a tax-free reorganization under the Internal Revenue Code. While the publicly traded entity will be the surviving legal entity, Innovation in Motion Inc. shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Innovation in Motion Inc. will be deemed the accounting acquirer.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2013.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2013, there are no outstanding dilutive securities.

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

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception on September 21, 2011. It has an accumulated deficit of $3,263 from inception through March 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company.

Management plans to use their personal funds to pay all expenses incurred by the Company in 2013. There is no assurance that the Company will ever be profitable. These unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the financial statements.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – ACCRUED LIABILITY

On March 29, 2013, the Company received a deposit from an un-related party for an amount of $75,000. The purpose of the deposit is to be used to purchase Company’s common stock in the future if and when the Company formally offers its shares for sale under a subscription agreement. As of March 31, 2013, there were no formal subscription agreement signed and the amount deposited did not bear any interest or stated term and as such the amount was recorded as a deposit under accrued liabilities in the accompanying balance sheet as of March 31, 2013.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 6 — EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2013, 1,500,000 shares of common stock and no preferred stock were issued and outstanding.

On December 20, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On December 21, 2012, IIM Global Corporation (formerly Silverwood Acquisition Corporation) 1,000,000 shares were issued to the new officer of the company at $0.0001 representing 67% of the total outstanding 1,500,000 shares of common stock.

As of March 31, 2013, the stockholders made a capital contribution in the amount of totally $2,843 to pay operating expenses incurred by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2013, IIM Global had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2013, IIM Global had accumulated a deficit of $3,263.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated orat specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Company signed a term sheet on January 23, 2013 with Innovation in Motion, Inc. to outline those terms pursuant to which a definitive merger agreement may be entered on or before June 2013. The merger, if consummated, shall qualify as a tax-free reorganization under the Internal Revenue Code. While the publicly traded entity will be the surviving legal entity, Innovation in Motion Inc. shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Innovation in Motion Inc. will be deemed the accounting acquirer.

On March 29, 2013, the Company received a deposit from a un-related party for an amount of $75,000. The purpose of the deposit is to be used to purchase Company’s common stock in the future if and when the Company formally offers its shares for sale under a subscription agreement. As of March 31, 2013, there were no formal subscription agreement signed and the amount deposited did not bear any interest or stated term and as such the amount was recorded as a deposit under accrued liabilities in the accompanying balance sheet as of March 31, 2013.

Revenues

As of March 31, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. had no operations nor expense, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Results of Operations

Through March 31, 2013 and since inception in September 2011, the Company has incurred approximately $3,300 in organizational, legal, accounting and other going public related costs.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 3 of the unaudited financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

During the past two years, the Company has issued the following common shares:

On September 21, 2011 the Company issued 20,000,000 shares to two shareholders pursuant to Section 4(2) of the Securities Act of 1933.

On December 20, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On December 21, 2012, IIM Global Corporation (formerly Silverwood Acquisition Corporation) 1,000,000 shares were issued to the new officer of the company at $0.0001 representing 67% of the total outstanding 1,500,000 shares of common stock.

As of March 31, 2013, the stockholders made a capital contribution in the amount of totally $2,843 to pay operating expenses incurred by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIM GLOBAL CORPORATION

By: /s/ David S. Jones
President,
Principal executive officer and
Principal financial officer

Dated: May 20, 2013

