Form 10-Q
period 2013-06-30
IIM Global Corp
filed 2013-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-54545

IIM GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

SILVERWOOD ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

525 Technology Park, Suite 165

Lake Mary, Florida 32746

(Address of principal executive offices) (zip code)

407-878-7561

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

☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, par value $0.0001	1,500,000 shares

Documents incorporated by reference: None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012,and the Period from September 21, 2011 (Inception) to June 30, 2013 (unaudited)	2
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012,and the Period from September 21, 2011 (Inception) to June 30, 2013 (unaudited)	3

Notes to Financial Statements (unaudited)	4-8

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEETS

ASSET	June 30, 2013	December 31, 2012
	(unaudited)
Current asset
Cash	$8,908	$150
Due from related party	255,590	-
Total current assets	264,498	150

Intangible assets	243,000	-
TOTAL ASSET	$507,498	$150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued liabilities	$1,569	$350

Total liabilities	1,569	350

Stockholders' equity
Common stock, $0.0001 par value, 300,000,000 shares
authorized; 1,500,000 shares issued and outstanding	150	150
Common stock subscribed	515,000	-
Additional paid-in capital	2,843	2,843
Accumulated deficit	(12,064)	(3,193)

Total stockholders' equity (deficit)	505,929	(200)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,498	$150

The accompanying notes are an integral part of these financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended		For the period from September 21, 2011 (Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses	8,801	750	8,871	1,500	12,064

Income tax	-	-	-	-	-

Net loss	$(8,801)	$(750)	$(8,871)	$(1,500)	$(12,064)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
basic and diluted	1,500,000	20,000,000	1,500,000	20,000,000

The accompanying notes are an integral part of these financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

( A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	For the period from September 21, 2011 (Inception) to June 30, 2013
OPERATING ACTIVITIES
Net loss	$(8,871)	$(1,500)	$(12,064)
Changes in operating assets and liabilities			-
Due from related party	(255,590)	-	(255,590)
Accrued liabilities	1,219	(400)	1,569

Net cash used in operating activities	(263,242)	(1,900)	(266,085)

INVESTING ACTIVITIES
Acquisition of intangible assets	(243,000)	-	(243,000)

Net cash used in investing activities	(243,000)	-	(243,000)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	2,100
Proceeds from common stock subscriptions	515,000	-	515,000
Stockholders's contribution	-	1,900	2,843
Redemption of common stock	-	-	(1,950)
Net cash provided by financing activities	515,000	1,900	517,993

Net increase (decrease) in cash	8,758	-	8,908

Cash at beginning of period	150	2,000	-

Cash at end of period	$8,908	$2,000	$8,908

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

The Company signed a term sheet on January 23, 2013 with Innovation in Motion, Inc. to outline those terms pursuant to which a definitive merger agreement may be entered into. The merger, if consummated, shall qualify as a tax-free reorganization under the Internal Revenue Code. While the publicly traded entity will be the surviving legal entity, Innovation in Motion Inc. shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Innovation in Motion Inc. will be deemed the accounting acquirer.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2013.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2013, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception on September 21, 2011. It has an accumulated deficit of $55,064 from inception through June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – INTANGIBLE ASSETS

In April 2013, the Company purchase software from an unrelated third party for $200,000 in cash. The software purchased is an Android platform application which provides the capability to make NFC type of payment transactions on Point of Sale terminals.  The Company plans to incorporate this software into our SRIO product to be sold along with the actual device.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 5 – RESEARCH AND DEVELOPMENT

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of our next generation HDR device called the HDR+.  The device is to be used by government and enterprise customers to capture all forms of machine readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ will amount to $430,000. As of June 30, 2013, the Company has paid $43,000 in cash which has been recorded as research and development expense.

NOTE 6 -- EQUITY

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

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,843 to pay operating expenses incurred by the Company.

In April 2013, the Company entered into various stockholder subscription agreements with 5 private investors in order to provide working capital for the Company. The agreements stipulate that the shares of common stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering. The Company raised $515,000 in cash from the stockholder subscription agreements for the purchase of 1,910,000 shares of common stock.

On March 21, 2013, the Company amended its articles of incorporation to increase its number of authorized shares of common stock from 100,000,000 to 300,000,000 shares and reduce the number of authorized shares of preferred stock from 20,000,000 shares to none. Since its inception, the Company had not issued any shares of preferred stock. As of June 30, 2013, 1,500,000 shares of common stock were issued and outstanding.

NOTE 7 – RELATED PARTY

As of June 30, 2013, the Company advanced a total of $255,590 to Innovation in Motion, Inc. As discussed in Note 1, the Company plans to merge with Innovation in Motion, Inc. in the near future. Upon the consummation of the merger the Company will assume all the liabilities of Innovation in Motion, Inc.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2013, IIM Global had not generated revenues and had no income or cash flows from operations since inception. As of June 30, 2013, IIM Global had accumulated a deficit of $55,064.

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

The Company signed a term sheet on January 23, 2013 with Innovation in Motion, Inc. to outline those terms pursuant to which a definitive merger agreement may be entered into. The merger, if consummated, shall qualify as a tax-free reorganization under the Internal Revenue Code. While the publicly traded entity will be the surviving legal entity, Innovation in Motion Inc. shareholders will own a majority of the combined company upon closing. Therefore, it is anticipated that for accounting purposes, Innovation in Motion Inc. will be deemed the accounting acquirer.

In April 2013, the Company entered into various stockholder subscription agreements with 5 private investors in order to provide working capital for the Company. The agreements stipulate that the shares of common stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering. The Company raised $515,000 in cash from the stockholder subscription agreements for the purchase of 1,910,000 shares of common stock.

Revenues

As of June 30, 2013, the Company had not generated revenues and had no income or cash flows from operations since inception. The company had no operations or expenses, other than the Delaware state fees, legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements, and the $43,000 expensed for Research and Development as identified in Note 5.

Results of Operations

Through June 30, 2013 and since inception in September 2011, the Company has incurred approximately $12,000 in organizational, legal, accounting and other going public related costs and $43,000 in Research and Development expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 3 of the unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,843 to pay operating expenses incurred by the Company.

In April 2013, the Company entered into various stockholder subscription agreements with 5 private investors in order to provide working capital for the Company. The agreements stipulate that the shares of common stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering. The Company raised $515,000 in cash from the stockholder subscription agreements for the purchase of 1,910,000 shares of common stock.

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

Dated: August 14, 2013

