Form 10-Q
period 2013-09-30
IIM Global Corp
filed 2013-11-25
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

160 E. Lake Brantley Drive

Longwood, Florida 32779

(Address of principal executive offices) (zip code)

407-674-2651

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 19, 2013
Common Stock, par value $0.0001	160,623,289 shares

Documents incorporated by reference:                                None

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	3

Not Notes to Condensed Financial Statements (unaudited)	4-8

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$2,849	$17,718
Accounts receivable	-	117,924
Total Current Assets	2,849	135,642

Property and equipment, net	43,381	59,492
Intangible, net	383,558	184,333

Total Assets	$429,789	$379,467

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$108,579	$90,398
Due to related parties	43,002	13,560

Total Current Liabilities	151,580	103,958

Commitments and contingencies

Stockholder's Equity
Common stock, 300,000,000 shares authorized $0.0001 par value, 159,803,812 and 97,200,000 shares issued and outstanding at September 30, 2013 and December 31, 2012 (*)	16,062	9,720
Common stock subscribed	-	-
Additional paid-in capital	1,604,326	780,485
Accumulated deficit	(1,342,180)	(514,696)

Total Stockholder's Equity	278,209	275,509

Total Liabilities and Stockholders' Equity	$429,789	$379,467

* The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Revenues:
Product revenues	$-	$82,942	$-	$7,688,371
Support and maintenance revenues	-	-	-	15,946
Total Revenues	-	82,942	-	7,704,317

Cost of Goods Sold	-	700	-	6,159,759

Gross Profit	-	82,242	-	1,544,558

Operating Expenses
Depreciation and amortization	11,186	10,504	33,102	31,511
Research and development	43,000	-	43,000	7,511
General and administrative	240,533	255,029	880,037	469,304
	294,719	265,532	956,139	508,326

(Loss)/Income from operations	(294,719)	(183,290)	(956,139)	1,036,232

Other Income
Gain on forgiveness of payroll liabilities	-	-	128,456	-
	-	-	128,456	-

(Loss)/income before income taxes	(294,719)	(183,290)	(827,684)	1,036,232

Income taxes	-	-	-	-

Net (loss)/Income	$(294,719)	$(183,290)	$(827,684)	$1,036,232

(Loss)/earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.01
Weighted average shares - basic and diluted (*)	97,200,000	92,200,000	108,599,293	89,533,333

* The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2

IIM GLOBAL CORP.

(FORMERLY SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net (loss)/income	$(827,684)	$1,036,232
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share based compensation	-	-
Depreciation and amortization expense	33,102	31,511
Changes in assets and liabilities:
Accounts receivable	117,924	(2,296,464)
Accounts payable and accrued expenses	333,562	1,527,888
Due to related parties	29,442	13,560

Net cash (used in)/provided by operating activities	(313,653)	312,726

INVESTING ACTIVITIES:
Loan receivable	-	(187,125)
Investment in intangible assets	(216,217)	(78,653)

Net cash used in investing activities	(216,217)	(265,778)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	200
Common stock subscribed	515,000	-
Additional contributed capital	-	69,909

Net cash provided by financing activities	515,000	70,109

Net (decrease)/increase in cash	(14,869)	117,057

CASH AT BEGINNING OF PERIOD	17,718	4,404

CASH AT END OF PERIOD	$2,849	$121,461

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle payroll liabilities	$310,454	$-

NOTE 1 – DESCRIPTION OF BUSINESS AND MERGER

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

On August 12, 2013, IIM Global acquired Innovation in Motion Inc., a Florida corporation (“Innovation in Motion”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities.

The Acquisition was effected by the Company through the exchange of each of the outstanding shares and interests of Innovation in Motion for 1.6 shares of common stock of the Company. As a result, in the Acquisition, 97,970,562 shares and interests of common stock of Innovation in Motion were exchanged for, and converted into, 156,752,899 shares of common stock of the Company.

Innovation in Motion was formed in April 2009 in the State of Florida, and was a private company operating in two technology fields: the handheld identification market and mobile payment market. Since its inception, Innovation in Motion has provided handheld mobile biometric devices which are used primarily by government and law enforcement agencies to capture and process the unique characteristics of individuals to verify their identities. Additionally, the Company has recently introduced a new highly secured biometric wallet device to store personal data including credit card and banking information to be used in a variety of transactions.  The Company has a business focus in the identification, security and mobile payment businesses, and it had its technology used during the election process in Ghana, Africa. The Company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

As a result of the Acquisition, Innovation in Motion became a wholly owned subsidiary of the Company. The Company, as the sole shareholder of Innovation in Motion, has taken over the operations and business plans of Innovation in Motion.

NOTE 2 – REVERSE MERGER ACCOUNTING

Since former Innovation in Motion security holders owned, after the merger, the majority of IIM Global shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Innovation in Motion,  Innovation in Motion is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These condensed consolidated financial statements reflect the historical results of Innovation in Motion prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of IIM Global prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Innovation in Motion (as discussed above). The accompanying unaudited condensed consolidated financial statements of Innovation in Motion have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

Use of Estimates

In preparing these condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash, accounts payable, accrued expense and a related party payable. The Company’s cash is deposited at a financial institution and insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times during the year, the Company may have exceeded this amount insured by the FDIC.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property and equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet. Depreciation expense amounted to $16,111 for the nine month periods ended September 30, 2013 and 2012.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $16,991 and $15,399 for the nine month periods ended September 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the nine month periods ended September 30, 2013 and 2012, there were no impairment charges.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. During the second half of fiscal year 2012, Innovation In Motion entered into an agreement to provide biometric verification solutions for the “Ghana 2012 Election”, in connection with this agreement, the Innovation In Motion entered into another agreement to outsource the manufacturing of the hardware component (handheld devices). The manufacturer of the handheld devices also covers the warranty on any defective units for a period of twelve months. All services requested under the Ghana 2012 Election project were delivered and accepted in 2012 and management does not expect any future commitment or involvement and accordingly all revenues and related costs related to this agreement were recorded during the first half of the year ended December 31, 2012. There were no revenues recognized during the nine months ended September 30, 2013.

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at September 30, 2013 and December 31, 2012.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the statement of operations.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carry forward, similar tax loss, or tax credit carry forward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

HDR	$143,648	$130,432
SRIO	98,878	86,673
Software	200,000	–
	442,526	217,105
Less amortization	(58,968)	(32,772)

	$383,558	$184,333

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices).

In April 2013, the Company purchased software from an unrelated third party for $200,000 in cash. The software purchased is an Android platform application which provides the capability to make NFC type of payment transactions on Point of Sale terminals.  The Company plans to incorporate this software into our SRIO product to be sold along with the actual device.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of September 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Accounts payable	$34,929	$67,753
Payroll related liabilities	73,650	5,869
Other current liabilities	–	16,776

	$108,579	$90,398

On January 2, 2013 the Company entered into a deferred payment agreement with two Company officers, under the terms of the deferred payment agreement the two officers agreed to defer their monthly compensation payments including expenses for a period of up to six months from the date of the agreement. As an incentive to the two officers to enter into this agreement, the Company agreed to issue the first officer 100,000 of the Company’s pre-merger common shares which were issued on June 30, 2013 and recoded as share based compensation, additionally, the Company granted the second officer the right to convert any and all amounts owed to him under this agreement into the Company’s common shares at a conversion rate of $0.25 per share. Total amount deferred under this agreement was $296,096 as of June 30, 2013.

On June 30, 2013, the Company entered into a new agreement with the two officers whereby an amount of $167,640 of the deferred payment liability was converted to Company’s common stock at a price of $0.25 which resulted in the issuance of 670,562 pre-merger common shares. Additionally, one officer forgave the remaining portion of his deferred payment of $128,456 which resulted in the Company recording a gain on forgiveness of payroll liabilities for the same amount in the accompanying statement of operations during the nine months ended June 30, 2013.

On September 30, 2013, the Company issued a total of 460,390 common shares to two shareholders to settle approximately $115,000 of accrued liabilities that was owed to these shareholders. Additionally one officer forgave the portion of his payment of salary and bonuses for the period July 1, 2013 through September 30, 2013.

NOTE 6 – RESEARCH AND DEVELOPMENT

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of our next generation HDR device called the HDR+.  The device is to be used by government and enterprise customers to capture all forms of machine readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ will amount to $430,000. As of September 30, 2013, the Company has paid $43,000 in cash which has been recorded as research and development expense.

NOTE 7 – STOCK OPTIONS

There were no unvested compensation or new stock options granted, exercised or expired during the period ended September 30, 2013.

NOTE 8 – STOCKHOLDER’S EQUITY (DEFICT)

In April 2013, the Company entered into various stockholder subscription agreements with 5 private investors in order to provide working capital for the Company. The agreements stipulate that the shares of common stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering. The Company raised $515,000 in cash from the stockholder subscription agreements for the purchase of 1,910,000 shares of common stock. These shares were issued during the quarter ended September 30, 2013.

On June 30, 2013, the Company issued 670,562 pre-merger common shares to two officers in settlement of $167,640 of accrued payroll liabilities at a conversion price of $0.25 per share. Additionally, 100,000 pre-merger common shares were issued to one officer in connection with a deferred payment agreement and were recorded as share based compensation under general and administrative expenses in the accompanying statement of operations.

On August 12, 2013, IIM Global acquired Innovation in Motion Inc., in a stock-for-stock transaction. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities.

The Acquisition was effected by the Company through the exchange of each of the outstanding shares and interests of Innovation in Motion for 1.6 shares of common stock of the Company. As a result, in the Acquisition, 97,970,562 shares and interests of common stock of Innovation in Motion were exchanged for, and converted into, 156,752,899 shares of common stock of the Company.

On September 30, 2013, the Company issued a total of 460,390 common shares to two people to settle approximately $115,000 of accrued liabilities that was owed to these shareholders.

As of September 30, 2013, the Company has no preferred shares authorized.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company subleases its facility under a month-to-month operating lease from a tenant that is affiliated with a principal shareholder. The sublease expires in January 2017. Rent expense amounted to $55,160 and $0 during the nine month periods ended September 30, 2013 and 2012, respectively.

Executive Compensation

Employment agreement executed with a Company officer call for a base salary of $210,000 per year. The officer is also entitled to an annual bonus which is based on performance and attaining certain operational milestones.

On June 30, 2013, the Company officer agreed to forgive his deferred and accrued salary amounted to $128,456 that was entitled to him under the employment agreement for the period from January to June 2013. Additionally one officer forgave the portion of his payment of salary and bonuses for the period July 1, 2013 through September 30, 2013. (see Note 5).

Legal Matters

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting the Company from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods. The Company is not presently a party to any pending or threatened legal proceedings.

NOTE 10 – SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On August 12, 2013, the Company acquired Innovation in Motion Inc., a private Florida corporation in a stock-for-stock transaction (the “Acquisition”). Pursuant to which 156,603,323 shares of the Company’s common stock were exchanged for all the outstanding stock of Innovation in Motion, Inc. Innovation in Motion operates in two technology fields: the handheld identification market and mobile payment market. Innovation In Motion, Inc. brought a range of state-of-the-art products in these fields and has begun market penetration with the sale and placement of units.

Innovation in Motion is a wholly owned subsidiary of the Company and through which the Company has a range of state-of-the-art products in the handheld identification market and mobile payment market.

Revenues

As of September 30, 2013, IIM Global had not generated revenues but with the Acquisition of Innovation In Motion, Inc., the Company has had income from operations of $7,704,317 since inception. As of September 30, 2013, IIM Global had an accumulated net loss of $294,719.

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

Business

Prior to the Acquisition, the Company had no significant business, operations or plan. Accordingly, the business of the Company below is that of Innovation in Motion, which the Company acquired in the Acquisition.

Since its inception, Innovation in Motion has provided handheld mobile biometric devices which are used primarily by government and law enforcement agencies to capture and process the unique characteristics of individuals to verify their identities. Additionally, Innovation in Motion has introduced a new highly secured biometric wallet device to store personal data including credit card and banking information to be used in a variety of transactions. Innovation in Motion Company has a business focus in the identification, security and mobile payment businesses and it had its technology used during the election process in Ghana, Africa.

The Company has developed a highly cost effective and unique handheld “Configurable Intelligent Accessory” platform called HDR for the identification market. This platform is designed to compliment, not replace, existing communications and computing products utilized in this market by providing a configurable machine-readable input and secure data processing and storage intelligent accessory. By being an open platform solution and not a closed architecture product the HDR Accessory becomes the enabling platform for thousands of applications and applications developers. The currently developed platform supports the following operating systems: Windows CE; and Linux.

The Company’s platform also contains the back-end software solutions to provide direct interfaces to customer AFIS (Automatic Fingerprint Identification Systems) and various other demographic databases. In addition, the Company has developed an HDR asset manager software solution that allows for the management of the HDR pairing and end user issuance process from small to nationwide institutions or organizations. The two software elements developed are: gateway server; and asset manager server.

One of the biggest advantages of this platform approach is that a single product can support a wide variety of vertical markets, such as border control, public safety, enterprise security and asset management, voter registration, sea ports, small business inventory management, military and banking (identity verification). The product development strategy is two-prong in nature: to develop platforms not products that support open standards for application content; and to facilitate continuous improvement in quality and reduced manufacturing cost.

In 2012, the Company added the capabilities to support a color display and optical fingerprint scanner. In the future, the Company plans to leverage its new and previous platforms in the development of the HDR+, the world’s first fully Android OS powered Intelligent Accessory used for machine readable input and secure data processing and storage.

In addition to the HDR+ platform, the Company has completed the engineering design requirements documentation and engineering feasibility analysis for its Biometric Wallet platform called SRIO. The SRIO is a small, Android OS powered biometric wallet that is a standalone device capable of meeting PCI compliance requirements for the secure storage and processing of credit card transactions using NFC technology coupled with the fingerprint authentication of the user. The Company is in the process of bringing this product to market. Once introduced into the market, the Company is hopeful that the SRIO will be successful in facilitating fast mobile payments.

The SRIO can be utilized in open and closed payment platforms, and there is no need to partner with mobile operators, phone manufacturers or others in order to implement the solutions. The SRIO also stores all credit/loyalty/membership/cards on the device, so a user’s information is readily accessible at all times. With use of the SRIO, a user can instantly and conveniently make payments on-the-go.

Results of Operations

Through September 30, 2013 and since inception in September 2011, the Company has incurred approximately $12,000 in organizational, legal, accounting and other going public related costs and $43,000 in Research and Development expenses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2013, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the past two years, the Company has issued the following common shares pursuant to Section 4(2) of the Securities Act of 1933:

On September 21, 2011 the Company issued 20,000,000 shares to two shareholders of which 19,500,000 were redeemed on December 20, 2012at an aggregate redemption price of $1,950.

On December 21, 2012, the Company issued 1,000,000 shares of common stock to David S. Jones as part of the change in control.

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

On August 12, 2013, the Company issued 156,603,323 shares of common stock to Innovation in Motion Inc. in exchange for the 97,970,562 outstanding shares and interests of Innovation in Motion.

On September 30, 2013, the Company issued a total of 460,390 common shares to two people to settle approximately $115,000 of accrued liabilities.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIM GLOBAL CORPORATION

By: /s/ David S. Jones
President,
Principal executive officer and
Principal financial officer

Dated: November 25, 2013