Form 10-K
period 2013-12-31
IIM Global Corp
filed 2014-04-15
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-54545

IIM GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

SILVERWOOD ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-2069547
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 E. Lake Brantley Drive

Longwood, Florida 32779

(Address of principal executive offices)

Registrant's telephone number, including area code: 407-674-2651

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
December 31, 2013

Common Stock, par value $0.0001	160,623,289
Documents incorporated by reference:	None

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

IIM Global Corporation, a Delaware corporation (the “Company”), provides innovative technology solutions. The Company operates in two technology fields: the handheld identification market and mobile payment market. The Company was incorporated in the State of Delaware in September 2011, and was formerly known as Silverwood Acquisition Corporation (“Silverwood” or “Silverwood Acquisition”).

In December 2012, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. In connection with the change of control, the Company changed its name from Silverwood Acquisition Corporation to IIM Global Corporation.

On August 12, 2013, the Company acquired Innovation in Motion Inc., a Florida corporation (“Innovation in Motion”), in a stock-for-stock transaction (the “Acquisition”). The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. Innovation in Motion was formed in April 2009 in the State of Florida.

Prior to the Acquisition, IIM Global Corporation had no ongoing business or operations and was established for the purpose of completing a business combination with target companies, such as Innovation in Motion. As a result of the Acquisition, Innovation in Motion became a wholly owned subsidiary of the Company. The Company, as the sole shareholder of Innovation in Motion, has taken over the operations and business plans of Innovation in Motion.

The Company provides handheld mobile biometric devices which are used primarily by government and law enforcement agencies to capture and process the unique characteristics of individuals to verify their identities. Additionally, the Company has recently introduced a new highly secured biometric wallet device to store personal data including credit card and banking information to be used in a variety of transactions. The Company has a business focus in the identification, security and mobile payment businesses, and it had its technology used during the election process in Ghana, Africa. The Company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Change in Control:

On December 20, 2012, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Registrant's name to IIM Global Corporation and filed such change with the State of Delaware. The registrant redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950. The current officers and directors resigned, and David S. Jones was named as the sole director of the company and appointed and elected its President and CEO as well as Secretary and Treasurer resulting in the change of control of the Company.

On December 21, 2012, IIM Global issued 1,000,000 shares of its common stock at par representing 67% of the then total outstanding 1,500,000 shares of common stock to David S. Jones the sole director and appointed President and CEO of the company. The Company has no employees and only one director who also serves as the Company's sole officer.

On December 21, 2012, The Company entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

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

CURRENT ACTIVITIES:

IIM Global entered into a business combination with Innovation in Motion, Inc., a private company involved in the identification, security and mobile payment businesses which had its technology used during the election process in Ghana, Africa. The company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

Innovation in Motion was founded in April, 2009 and successfully achieved an estimated pre-tax revenue of $7.8M in 2012 growing from $300K pre-tax revenues in 2011. Thomas Szoke, one of the founders of Innovation In Motion, played the lead role in the development and patenting of its technologies. David S. Jones, the sole officer and director of IIM Global, was the president and chief executive officer of Innovation in Motion, Inc.

IIM Global filed Form 8K noticing the business combination on August 12, 2013. The combination took the form of a reverse merger and a stock-for-stock exchange. The Company reorganized the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013 IIM Global began discussion with an AFIS (Biometric Software Solutions) company as a possible acquisition in early 2014. This potential acquisition would provide technology that would complement the current Innovation In Motion technologies and provide the ability for solution sales.

IIM Global Corporation is also in strategic talks with an ID Card Solutions company and other potential key partners in order to bring complementary technologies and services, such as ID card production, National ID and Elections solutions, licensed web based personalization of the IIM Global Corps mobile payment solution, perimeter security solutions and a wide variety of support and managed service solutions for ongoing support and revenue stream businesses.

As of December 31, 2013, IIM Global had not generated revenues and had no income or cash flows from operations during calendar year 2013. At December 31, 2013, IIM Global had sustained net loss of $976,238 and had accumulated a deficit of $1,490,734.

On February 13, 2014, the Company filed a registration statement on Form S-1 for the offer and sale by certain shareholders of 58,673,987 shares of common stock held by those shareholders at a price of $0.60. The registration statement is not effective at the time of filing this Report and no sales can be made therefrom.

Preferred Stock

The Company currently has no Preferred Stock Authorized.

Item 1. Properties

On October 23, 2013 the company entered into an office building lease with purchase option, the lease is for the Company’s corporate office in Longwood, Florida. The Company has the option to purchase the building at the end of the 6 months lease term for a total purchase price of $430,000 less the non-refundable deposit that was paid on the lease initiation. The amount of the deposit and prepaid lease amounted to $112,000 as of December 31, 2013

Item 2. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 3. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities. The company has taken steps with the SEC for admission to quotation and submitted an S1 filing to cause the Company's common stock to trade in one or more United States securities markets. Upon approval of the S1 filing the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

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

Admission to Quotation on the OTC Bulletin Board

If the Company meets the qualifications, it intends to work with market-makers for its securities that will apply for quotation of its common stock on the OTC Bulletin Board. However, the Company does not know if any such application will be made and whether it will be successful if made, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board.

The OTC Bulletin Board differs from national and regional stock exchanges in that it (1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. In addition, the Company must make available adequate current public information as required by applicable rules and regulations.

Since inception, the Company has issued shares of its common stock which were not registered as follows:

NUMBER OF
NAME	SHARES

Tiber Creek Corporation	10,000,000
(9,750,000 redeemed 12/20/2012)
MB Americus LLC	10,000,000
(9,750,000 redeemed 12/20/2012)
David S. Jones	1,000,000
Multipolaris Corp	3,200,000
Interpolaris Pte. Ltd.	32,000,000
MP Informatikai, Kft.	19,200,000
Thomas Szoke	32,000,000
Thomas Szoke LLC	1,315,940
WalkThink LLC	14,400,000
Rick Antunes	33,262,800
David S. Jones	19,434,549
Melba Liliana Gonzalez Molina	2,400,000
Jon Melzer	250,000
Eric Katz	40,000
Danny Katz	60,000
Luis Barroso	60,000
Douglas W. Solomon	1,500,000

Item 6. Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For calendar year 2013 and as of December 31, 2013, IIM Global had not generated revenues and had sustained a net loss of $976,238 and had an accumulated deficit of $1,490,734.

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

IIM Global entered into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. The private company has a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

David S. Jones was the president and chief executive officer of Innovation in Motion.

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

Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. In analyzing a prospective business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

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

2013 Year-End Analysis

The Company has not generated any revenues, has had operating expenses of $971,455. As of December 31, 2013 IIM Global had sustained net loss of $976,238, had accumulated a deficit of $1,490,734, total assets of $548,506.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2013 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, LLP, the independent registered public accounting firm for IIM Global, has not issued an attestation report on the effectiveness of IIM Global's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Position(s) and Offices Held
David S. Jones	CEO, President, Secretary, Director
Douglas Solomon	Director
Andras Vago	Director
Thomas Szoke	Director
Haraldo Artmann	Director

Management of IIM Global

IIM Global has only one full time employee and utilizes the outside services of various contracted employees and consultants.

On December 20, 2012, David S. Jones was named as the sole director of the Company and appointed its CEO, President, Secretary and Treasurer.

David S. Jones has been in global business management in all regions of the world including global management of company personnel and contractor/partner relationships. He has served as a board member on joint ventures operating in Beijing, China, Bangalore, India and Perth, Australia. He has served in sales, systems integration, support and managed services, operations, reverse logistics, distribution, product management, marketing, finance, engineering, business development and other areas with a particular expertise in customer, partner and joint venture management.

From 1986 through 2007, Mr. Jones worked for Motorola, Inc. with various systems, operations and business development positions retiring as Vice President for Global Service Delivery Operations responsible for global delivery of all technical call center services, network operations centers, secure operation center, technical training and services business development. He served as a board member for the joint venture between Motorola and WiPro in Bangalore, India, board member of a joint venture in Beijing, China and board member of a joint venture in Perth, Australia. From 2007 to 2010, Mr. Jones was Vice President and General Manager of the Global Services Division for Intermec Technologies, Inc., Everett, Washington. Mr. Jones was responsible for Intermec's global services and aftermarket sales business including margin improvement and revenue growth, sales, third party services, marketing finance, call centers, parts sales and professional and managed services. From 2010 to 2011, Mr. Jones served as a consultant to large and small manufacturers. In 2011 Mr. Jones joined Innovation in Motion Inc. which was established in April, 2009 and has grown from $300,000 in revenues in 2011 to a pre-tax revenue of $7.8 Million.

Mr. Jones received his Bachelor of Science in Engineering from Rose Hulman Institute of Technology, Terre Haute, Indiana and his Master’s in Business Administration degree from Baldwin Wallace College, Berea, Ohio.

Conflicts of Interest

David S. Jones, the sole officer and director of the Company, was also the president and chief executive officer of Innovation in Motion, a company with which IIM Global successfully effected a business combination on August 13, 2013.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company and its board has agreed to put a Code of Ethics in place in early 2014. With the increase in shareholders and the start of hiring employees directly into the company in early 2014, the adoption of an Ethical Code is becoming important. Such a code will be established to provide a manner of conduct as the development and execution of IIM Global’s business begins to take root. At this time enforcement of such a code would be by the same person and only person to whom such code would apply. However, with the hiring of employees in 2014 a Code of Ethics will be developed. At the time the Company entered into a business combination with Innovation In Motion, no employees of Innovation In Motion became employees of IIM Global. But the current officer and director has recommended to the Board of Directors that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has received no revenues as of December 31, 2013. Since the company entered into a business combination Innovation In Motion, has added additional shareholders and put in place a board of directors, with anticipation of commencing business activities in early 2014, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Until August 13, 2013 there were only three shareholders of the Company. Because of that there was no established process by which shareholders to the Company can nominate members to the Company's board of directors. However, since the combination of Innovation In Motion into IIM Global the expansion of shareholders allowed for the election of a Board of Directors in late 2013.

Item 11. Executive Compensation

Remuneration of Officers:

As of December 31, 2013, there was no accrued compensation that was due to the Company’s employees or officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), however, the Company may compensate officers and employees as is discussed below in “Anticipated Officer and Director Remuneration.”

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the Acquisition. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

David S. Jones, the CEO of the Company, has an employment agreement with the Company, originally entered into in October 2011 (and subsequently amended in August 2012). Pursuant to this agreement, Mr. Jones (as the CEO) is entitled to a base salary of $210,000, plus eligibility for performance bonuses and other perquisites. Mr. Jones also receives an automobile allowance of $1,000 per month from the Company. The employment agreement with Mr. Jones has a term of five years, thus expiring in 2016, and is subject to renewal at such time for an additional period of two years. The employment agreement was amended as of July 1, 2013 to reflect a total compensation of $1 per year for the executive from that date on.

The Company has certain key personnel consulting arrangements of note:

The Company retained Thomas Szoke PA, LLC (“Szoke LLC”) as a long-term contractor for the Company since May 2009. Szoke LLC is involved in all key aspects of the Company, including corporate strategy, product development, intellectual property and marketing planning. The firm is a key advisor and consultant for the board of directors and senior management of the Company. The contractor agreement originally had a term of 5 years, and is set to expire by May 2014. However, in June 2012, the Company and Szoke LLC amended the original agreement, and the newly amended agreement expires 5 years from the date of the amendment. The amended agreement increases the scope of Szoke LLC’s services to include sales support, technology planning and other operational duties. The amended agreement provides that Szoke LLC will receive a consulting fee of $25,000 per month, subject to increase by ten percent (10%) each year. In November 2012, the parties again amended the agreement, so that Szoke LLC could also provide technical support for the Company’s patenting process relating to HDR and SRIO solutions. In consideration of these additional services, Szoke LLC was granted equity awards in the Company. On October 1, 2013 the contractor agreement with Thomas Szoke LLC was terminated by mutual agreement of both parties.

The Company entered a technical consulting engagement with Andras Vago in November 2012. Pursuant to the agreement, Mr. Vago provides technical consulting with respect to the Company’s intellectual property and product development. The term of the agreement is 12 months, subject to extension by mutual agreement of the parties. In exchange for his services, Mr. Vago received equity awards from the Company.

The Company has a consulting agreement with Platinum Bay, located in Florida, for senior management advice and consultative assistance. Under this agreement (which was amended and restated in November 2012), Platinum Bay receives a flat amount of $2,100 per week for its services to the Company. The agreement expires at the end of October 2014. The agreement was terminated by mutual agreement of both parties on October 1, 2013.

Anticipated Officer and Director Remuneration

The Company pays reduced levels of compensation to its director at present. The Company intends to pay regular, competitive annual salaries to all its officers and directors and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches greater profitability, experiences larger and more sustained positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering additional cash and non-cash compensation to officers and directors. In addition, the Company anticipates that its officers and directors will be provided with additional fringe benefits and perquisites at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company may plan to offer 401(k) matching funds as a retirement benefit at a later time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2013, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name of Beneficial	Amount of Beneficial	Percent of
Owner	Ownership	Outstanding Stock

David S. Jones	20,434,549	12.7%
160 E. Lake Brantley Drive
Longwood, Florida 32779

Thomas R. Szoke (1)	33,315,940	20.7%
& Thomas Szoke, LLC
160 E. Lake Brantley Drive
Longwood, Florida 32779

Rick Antunes	32,262,800	20.1%
160 E. Lake Brantley Drive
Longwood, Florida 32779

Multipolaris Pte. Ltd. (2)	3,200,000	2.0%
Budapest, Hungary

Interpolaris Pte. Ltd. (2)	32,000,000	19.9%
Budapest, Hungary

MP Informatikai Kft. (2)	19,200,000	12.0%
Budapest, Hungary

WalkThink LLC (3)	14,400,000	9.0%
London, England

Douglas W. Solomon (4)	1,500,000	*
160 E. Lake Brantley Drive
Longwood, Florida 32779

Haraldo Artmann (5)		*
Company Director
160 E. Lake Brantley Drive
Longwood, Florida 32779

All Executive Officers and	109,650,489	68.2%
Directors as a Group (5 People)

*Less than 5%

(1)	As the sole shareholder, officer and director of Thomas Szoke LLC, a Florida Corporation, Mr. Szoke is deemed to be the beneficial owner of the shares of common stock of IIM Global owned by it.
(2)	As the sole shareholder, officer and principal of Multipolaris Corporation, Interpolaris Pte.Ltd. and MP Informatikai Kft., all Hungarian business entities, Mr. Andras Vago is deemed to be the beneficial owner of the shares of IIM Global owned by each entity.
(3)	As the sole shareholder, officer and director of WalkThink LLC, Mr. Daniel Fozatti is deemed to be the beneficial owner of the shares of common stock of IIM Global owned by it.
(4)	Douglas W. Solomon is a director of the company.
(5)	Haraldo Artmann is a director of the company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Andras Vago is the majority shareholder of the Company, via his shares shown in Multipolaris Corporation, Interpolaris Pte. Ltd. and MP Informatikai Kft. Mr. Vago also serves as a director on the board of the company. Mr. Thomas R. Szoke is the second largest shareholder directly and through Thomas Szoke LLC which he is the sole shareholder, officer and director. Mr. Szoke is also a director on the board of the company and a technology and business consultant with the company and is anticipated to join the company as an officer in early 2014. Mr. Douglas W. Solomon is also a board director for the company and is anticipated to become an officer in the company in early 2014. Mr. Rick Antunes is the third largest shareholder in the company and a consultant for company’s business. Mr. David S. Jones is the fourth largest shareholder and as is currently the sole officer in the corporation and serves as President and CEO and is also a director of the board for the company.

IIM Global is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. However, the company has chosen to put two independent directors on the board at this time. Two of the five directors, Mr. Thomas Szoke and Mr. Douglas Solomon, are expected to become officers in the company in early 2014.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this regarding the beneficial ownership of the Company’s common stock by each of the Company’s executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name	Position	Number of Shares of		Percentage of Class
		Common Stock		Total (1)

David S. Jones	President, CEO and Director	20,434,549		12.7%

Andras Vago	5% Shareholder and Director	54,400,000	(2)	33.9%

Thomas Szoke	5% Shareholder and Director	33,315,940	(3)	20.7%

Rick Antunes	5% Shareholder	33,262,800		20.1%

Daniel Fozzati	5% Shareholder	14,400,000	(4)	9.0%

Douglas Solomon	Director	1,500,000		*

Haraldo Artmann	Director	0		*

* Less than 1%

(1) Based upon 160,623,289 shares outstanding as of the date of this 10K.

(2) Includes 3,200,000 shares held by Multipolaris Corporation, 32,000,000 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(3) Includes 1,315,940 shares held by Thomas Szoke LLC. Mr. Szoke is an officer and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

(4) Includes 14,400,000 shares held by Walk Think LLC. Mr. Fozzati is an officer and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

Item 14. Principal Accounting Fees and Services.

The Company has operating, investing and financial activities with a net loss of $976,238. The company entered into agreement with an outside accounting firm for accounting purposes and aid in filing for all state and federal required taxes and reports. The Company's current president donated his time in filing Delaware taxes and SEC reports.

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

	December 31, 2012	December 31, 2013
Audit-Related Fees	$20,510	$96,182

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IIM Global Corporation

We have audited the accompanying consolidated balance sheets of IIM Global Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2013 and 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $1,491,000 and $515,000 at December 31, 2013 and 2012, respectively. All revenues recognized in 2012 are generated from one project - “Ghana 2010 Election” and are expired after December 31, 2012. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2014

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2013	2012
Current Assets
Cash	$5,349	$17,568
Accounts receivable	-	117,924
Other current assets	112,000	-
Total Current Assets	117,349	135,492

Property and equipment, net	38,011	59,492
Intangible, net	393,146	184,333

Total Assets	$548,506	$379,317

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$50,510	$90,048
Related party payables	16,175	13,560
Promissory notes-related party	224,615	-
Total Current Liabilities	291,300	103,608

Total Liabilities	291,300	103,608

Stockholder's Equity
Common stock, 300,000,000 shares authorized
$0.0001 par value, 160,623,289 and 1,500,000 shares issued and outstanding
at December 31, 2013 and 2012 (*), respectively	16,062	150
Additional paid-in capital	1,731,878	790,055
Accumulated deficit	(1,490,734)	(514,496)
Total Stockholder's Equity	257,206	275,709

Total Liabilities and Stockholders' Equity	$548,506	$379,317

* The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2013	2012
Revenues:
Product revenues	$-	$7,695,067
Support and maintenance revenues	-	-
Total Revenues	-	7,695,067

Cost of Goods Sold	-	6,500,195

Gross Profit	-	1,194,872

Operating Expenses
Depreciation and amortization	44,530	42,014
Research and development	44,000	-
General and administrative	882,925	960,545
	971,455	1,002,559

(Loss)/Income from operations	(971,455)	192,313

Other Income
Interest income	20	-
Interest expense	(4,803)	-
	(4,783)	-

(Loss)/income before income taxes	(976,238)	192,313

Income taxes	-	-

Net (loss)/Income	$(976,238)	$192,313
(Loss)/earnings per share - basic and diluted	$(0.02)	$0.01
Weighted average shares - basic and diluted (*)	63,650,780	19,439,726

* The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2

The accompanying notes are an integral part of these consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity
Balance December 31, 2011	20,000,000	2,000	-	1,052,159	(708,309)	345,850

Issuance of shares upon exercise of stock options	9,000,000	900	-	(100)	-	800

Issuance of shares for cash	1,000,000	100	-	-	-	100

Redemption of common stock	(19,500,000)	(1,950)	-	-	-	(1,950)

Additional contributed capital	-	-	-	(262,854)	-	(262,854)

Recapitalization	(9,000,000)	(900)	-	850	1,500	1,450

Net income	-	-	-	-	192,313	192,313

Balance-December 31, 2012 *	1,500,000	$150	$-	$790,055	$(514,496)	$275,709

Issuance of shares to settle liabilities	460,390	46	-	115,051	-	115,097

Debt forgiven by related parties				128,456		128,456

Issuance of shares for cash	1,910,000	191	(515,000)	514,809	-	-

Common stock subscribed	-	-	515,000	-	-	515,000

Stock issued upon reverse merger	156,752,899	15,675	-	183,507	-	199,182

Net loss	-	-	-	-	(976,238)	(976,238)

Balance-December 31, 2013	160,623,289	$16,062	$-	$1,731,878	$(1,490,734)	$257,206

* The December 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
OPERATING ACTIVITIES:	2013	2012
Net (loss)/income	$(976,238)	$192,313
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	44,530	42,014
Changes in assets and liabilities:
Accounts receivable	117,924	(117,924)
Other assets	(112,000)	-
Accounts payable and accrued expenses	(39,538)	50,239
Due to related parties	64,730	13,560

Net cash (used in)/provided by operating activities	(900,592)	180,202

INVESTING ACTIVITIES:
Loan receivable	-	(245,865)
Investment in intangibles	(231,860)	(102,203)

Net cash used in investing activities	(231,860)	(348,068)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	515,000	800
Proceeds from issuance of promissory notes	162,500	-
Issuance of common stock to settle liabilities	115,097	-
Debt forgiven by related parties	128,456	-
Shares issued upon reverse merger	199,180	-
Additional contributed capital	-	180,230
Net cash provided by financing activities	1,120,233	181,030
Net (decrease)/increase in cash	(12,219)	13,164
CASH AT BEGINNING OF PERIOD	17,568	4,404
CASH AT END OF PERIOD	$5,349	$17,568

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle consulting fees	$115,098	$-
Stock issued to effect reverse merger	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

1. OVERVIEW

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

1. OVERVIEW (continued)

Reverse Merger Accounting

Since former Innovation in Motion security holders owned, after the merger, the majority of IIM Global shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Innovation in Motion,  Innovation in Motion is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of Innovation in Motion prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of IIM Global prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Going Concern

The Company has an accumulated deficit of $1,490,734 as of December 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

Management and shareholders used their personal funds to pay for certain expenses incurred by the Company in 2013. There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis as of December 31, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Concentration of Revenues and Accounts Receivables

In 2012, one customer accounted for 100% of revenues and accounts receivable and one vendor accounted for 100% of cost of sales and purchases. There was no sales activity for the year ended December 31, 2013.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  During the second half of fiscal year 2012, the Company entered into an agreement to provide biometric verification solutions for the “Ghana 2012 Election”, in connection with this agreement, the Company entered into another agreement to outsource the manufacturing of the hardware component (handheld devices). The manufacturer of the handheld devices also covers the warranty on any defective units for a period of twelve months. All services requested under the Ghana 2012 Election project were delivered and accepted in 2012 and management does not expect any future commitment or involvement and accordingly all revenues and related costs related to this agreement were recorded during the first half of the year ended December 31, 2012. There were no revenues generated during the year ended December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, there were no deferred taxes.

Share Based Compensation

The Company applies ASC 718, Shares-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing.  The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  There were no forfeitures of share based compensation.

Net Income (Loss) per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings (loss) per share on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet. Depreciation expense amounted to $21,482 for each of the years ended December 31, 2013 and 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $23,074 and $20,532 for the years ended December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the years ended December 31, 2013 and 2012, there were no impairment charges.

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Not Adopted (continued)

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. OTHER CURRENT ASSETS

On October 23, 2013 the Company entered into an office building lease with purchase option, the lease is for the Company’s corporate office in Longwood, Florida. The Company has the option to purchase the building at the end of the 6 months lease term for a total purchase price of $430,000 less the non-refundable deposit that was paid on the lease initiation. The amount of the deposit and prepaid lease amounted to $112,000 as of December 31, 2013.

4. PROPERTY & EQUIPMENT

Property and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012

Computer	$32,035	$32,035
Furniture	54,016	54,016
	86,051	86,051
Less depreciation	(48,040)	(26,559)

	$38,011	$59,492

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2013 and 2012:

	2013	2012

HDR	$146,706	$130,432
SRIO	102,259	86,673
Software	200,000	-
	448,965	217,105
Less amortization	(55,819)	(32,772)

	$393,146	$184,333

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012:

	2013	2012

Accounts payable	$19,638	$67,403
Payroll related liabilities	26,069	5,869
Other current liabilities	4,803	16,776

Total Accrued Payable and Accrued Expenses	$50,510	$90,048

Due to Related Parties	$16,175	$13,560

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

On June 30, 2013, the Company entered into a new agreement with the two officers whereby an amount of $167,640 of the deferred payment liability was converted to Company’s common stock at a price of $0.25 which resulted in the issuance of 670,562 pre-merger common shares. Additionally, one officer forgave the remaining portion of his deferred payment of $128,456 which resulted in the Company recording additional paid in capital for the amount forgiven in the accompanying balance sheet for the year ended December 31, 2013 because this officer was a shareholder.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

On September 30, 2013, the Company issued a total of 460,390 common shares to two shareholders to settle approximately $115,000 of accrued liabilities that was owed to these shareholders.

7. RESEARCH AND DEVELOPMENT

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of our next generation HDR device called the HDR+.  The device is to be used by government and enterprise customers to capture all forms of machine readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ will amount to approximately $430,000. As of December 31, 2013, the Company has paid $44,000 in cash which has been recorded as research and development expense.

8. PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party totaled $240,790 and $0 as of December 31, 2013 and 2012, respectively, as described below:

	2013	2012

Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bear interest at the rate of 15%. The proceeds from the note were used to pay the deposit to purchase the Company’s building located in Longwood, Florida (see Note 3)	$120,000	$-

Promissory notes issued to two directors in October 2013, in place of the Company’s expense reimbursement, the notes have a term of six months and bear interest at the rate of 15%.	62,125	-

Promissory note issued to a stockholder in November 2013 with a term of six months and bear interest at the rate of 15%.	20,000	-

Promissory note issued to a stockholder in December 2013 with a term of six months and bear interest at the rate of 15%.	22,500	-

	$224,625	$-

9. STOCK OPTIONS

There was no unvested compensation as of December 31, 2013 and 2012. The Company granted 0 and 4,000,000 stock options to Directors during the years ended December 31, 2013 and 2012, respectively. Compensation expense related to stock options granted was insignificant during the year ended December 31, 2012. Stock options exercised were 0 and 4,000,000 (pre-stock split) during the years ended December 31, 2013 and 2012, respectively.

There were no stock options granted during 2013. For the year ended December 31, 2012, the fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the comparable publicly traded companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

December 31, 2012
Expected Volatility	75%
Expected dividends	−%
Expected terms (in years)	1
Risk-free rate	0.16%
Forfeiture rate	−%

A summary of (pre-stock split) option activity as of December 31, 2012 and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$-	-	$-
Granted	4,000,000	0.0002	1.00	-
Exercised	(4,000,000)	0.0002	1.00	-
Forfeited or expired	-	-	-	-

Outstanding at December 31, 2012	-	$-	-	$-

Exercisable at December 31, 2012	-	$-	-	$-

There was no stock option activity for the year ended December 31, 2013.

10. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2013	2012

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(1,491,000)	$(514,000)
Change in valuation allowance	1,491,000	514,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$522,000	$180,000

Valuation allowance	(522,000)	(180,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $1,491,000 in NOL at December 31, 2013 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2013 and 2012 is as follows:

10. INCOME TAXES (continued)

	Years ended December 31,
	2013		2012

Federal income tax rate at 35%	$(522,000)	35.0%	$(180,000)	35.0%
State income tax, net of federal benefit	-	- %	-	- %
Change in valuation allowance	522,000	(35.0)%	180,000	(35.0)%

Benefit for income taxes	$-	- %	$-	- %

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

11. STOCKHOLDER’S EQUITY

During the year ended December 31, 2012, the Company issued 9,000,000 shares to three officers and directors related to exercise of their stock options at an exercise price of $0.0002 per share.

On December 20, 2012, the Company redeemed an aggregate of 19,500,000 of the outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On December 21, 2012, the Company issued 1,000,000 shares to an officer of the company at $0.0001.

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

On August 12, 2013, IIM Global acquired Innovation in Motion Inc., in a stock-for-stock transaction. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. The Acquisition was effected by the Company through the exchange of each of the outstanding shares and interests of Innovation in Motion for 1.6 shares of common stock of the Company. As a result, in the Acquisition, 97,970,562 shares and interests of common stock of Innovation in Motion were exchanged for, and converted into, 156,664,943 shares of common stock of the Company.

On September 30, 2013, the Company issued a total of 460,390 common shares to two shareholders to settle approximately $115,000 of accrued liabilities that was owed to these shareholders.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its building under a six months term lease with an option to buy at the end of the term (see Note 3). During the lease term, the Company is required to make a monthly lease payment of $3,000 per month. Rent expense amounted to $62,084 and $8,680 during the years ended December 31, 2013 and 2012, respectively.

Executive Compensation

On October 1, 2011, an employment agreement was executed with a Company officer for a base salary of $210,000 per year. The officer is also entitled to an annual bonus which is based on performance and attaining certain operational milestones.

On June 30, 2013, the Company officer agreed to forgive his deferred and accrued salary amounted to $128,456 that was entitled to him under the employment agreement for the period from January to June 2013 (see Note 6) and was subsequently included into additional paid in capital because he was a shareholder.

On July 1, 2013, the Company officer agreed to adjust his total compensation to $1.00 per year and will not receive no other benefits or other forms of compensation which shall be paid by the Company.

13. SUBSEQUENT EVENTS

On February 13, 2014 the Company filed a registration statement on Form S-1 for the offer and sale by certain shareholders of 58,673,987 shares of common stock held by those shareholders at a price of $0.60. The registration statement is not effective at the time of filling this Report and no sales can be made there from.

On March 31, 2014 IIM Global was able to raise $600,000.00 in capital as a six month bridge loan from Penn Investments Inc.

14. EXHIBITS

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

Dated: April 14, 2014