Form 10-Q
period 2014-03-31
IIM Global Corp
filed 2014-05-15
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒     No   ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	160,623,289 shares
Documents incorporated by reference:	None

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2014	2013
	(unaudited)
Current Assets
Cash	$221,351	$5,349
Deposits	103,000	112,000
Total Current Assets	324,351	117,349

Property and equipment, net	32,640	38,011
Intangible, net	395,882	393,146

Total Assets	$752,873	$548,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$16,531	$50,500
Related party payables	960	16,175
Promissory notes-related party	600,000	224,625
Total Current Liabilities	617,491	291,300

Total Liabilities	617,491	291,300

Stockholder's Equity
Common stock, 300,000,000 shares authorized
$0.0001 par value, 160,623,289 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	16,062	16,062
Additional paid-in capital	1,731,878	1,731,878
Accumulated deficit	(1,612,558)	(1,490,734)

Total Stockholder's Equity	135,382	257,206

Total Liabilities and Stockholders' Equity	$752,873	$548,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2014	2013
Revenues:
Product revenues	$-	$-
Support and maintenance revenues	-	-
Total Revenues	-	-

Cost of Goods Sold	-	-

Gross Profit	-	-

Operating Expenses
Depreciation and amortization	11,624	10,860
Research and development	2,474	-
General and administrative	98,176	288,149
	112,274	299,009

Loss from operations	(112,274)	(299,009)

Other Income
Interest income	-	-
Interest expense	(9,550)	-
	(9,550)	-

Loss before income taxes	(121,824)	(299,009)

Income taxes	-	-

Net loss	$(121,824)	$(299,009)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	160,623,289	97,200,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(121,824)	$(299,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,625	10,859
Changes in assets and liabilities:
Accounts receivable	-	117,924
Other assets	9,000	-
Accounts payable and accrued expenses	(33,969)	150,508
Due to related parties	(15,215)	-

Net cash used in operating activities	(150,383)	(19,718)

INVESTING ACTIVITIES:
Investment in intangibles	(8,990)	(9,903)

Net cash used in investing activities	(8,990)	(9,903)

FINANCING ACTIVITIES:
Proceeds from issuance of related party promissory notes	724,800	-
Payment of related party promissory notes	(349,425)	-
Additional contributed capital	-	16,776

Net cash provided by financing activities	375,375	16,776

Net (decrease)/increase in cash	216,002	(12,845)

CASH AT BEGINNING OF PERIOD	5,349	17,568

CASH AT END OF PERIOD	$221,351	$4,723

Supplmental Disclsoures of cash flow information
Cash paid for interest	$9,550	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IIM GLOBAL CORPORATION
Notes to the Consolidated Financial Statements

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

Going Concern

The Company has an accumulated deficit of $1,612,558 as of March 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

Management and shareholders used their personal funds to pay for certain expenses incurred by the Company in 2014. There is no assurance that the Company will ever be profitable. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements primarily reflect the financial position, results of operations and cash flows of Innovation in Motion (as discussed above). The accompanying unaudited condensed consolidated financial statements of Innovation in Motion have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period.

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

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property and equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet. Depreciation expense amounted to $5,371 for the three month periods ended March 31, 2014 and 2013.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $6,254 and $5,490 for the three month periods ended March 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the three month periods ended March 31, 2014 and 2013, there were no impairment charges.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. There were no revenues recognized during the three months ended March 31, 2014 and 2013.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at March 31, 2014 and December 31, 2013.

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

Recent Accounting Pronouncements

Adopted

In February 2013, FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

 Not Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently has operations that are reported as discontinued operations and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

HDR	$155,045	$146,706
SRIO	102,910	102,259
Software	200,000	200,000
	457,955	448,965
Less amortization	(62,073)	(55,819)

	$395,882	$393,146

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices).

NOTE 4 - DEPOSITS

On October 23, 2013, the Company entered into an office building lease with purchase option, the lease is for the Company’s corporate office in Longwood, Florida. The company has the option to purchase the building at the end of the lease for a total purchase price of $430,000 less the non-refundable deposit of $100,000. The remaining $3,000 is for prepaid rent for the remaining term.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Accounts payable	$8,000	$19,638
Payroll related liabilities	4,707	26,069
Other current liabilities	3,824	4,803

	$16,531	$50,510

Due to Related Parties	$960	$16,175

NOTE 6 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party totaled $600,000 and $224,615 as of March 31, 2014 and December 31, 2013, respectively, as described below:

	March 31, 2014	December 31, 2013
	(Unaudited)
Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bear interest at the rate of 15%. The proceeds from the note were used to pay the deposit to purchase the Company’s building located in Longwood, Florida. In March 2014 the Company paid the promissory note balance of $120,000.	$–	$120,000

Promissory notes issued to two directors in October 2013, in place of the Company’s expense reimbursement, the notes have a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory notes in the amount of $62,125.	–	62,125

Promissory note issued to a stockholder in November 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $20,000.	–	20,000

Promissory note issued to a stockholder in December 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $22,500.	–	22,500

Promissory note issued to a company owned by one of the stockholders in March 2014, due on demand and bear interest at the rate of 15% per annum.	600,000	–
	$600,000	$224,625

NOTE 7 – RESEARCH AND DEVELOPMENT

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of our next generation HDR device called the HDR+.  The device is to be used by government and enterprise customers to capture all forms of machine readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ will amount to $430,000 which will be financed through equity and debt financing. As of March 31, 2014, the Company has paid $2,474 in cash which has been recorded as research and development expense.

NOTE 8 – STOCK OPTIONS

There were no unvested compensation or new stock options granted, exercised or expired during the period ended March 31, 2014.

NOTE 9 – STOCKHOLDER’S EQUITY (DEFICT)

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its building under a six months term lease with an option to buy at the end of the term. During the lease term, the Company is required to make a monthly lease payment of $3,000 per month. Rent expense amounted to $9,000 and $15,281 during the three month periods ended March 31, 2014 and 2013, respectively and ends on May 31, 2014 at which time the Company will purchase the building.

Executive Compensation

On June 30, 2013, the Company officer agreed to forgive his deferred and accrued salary amounted to $128,456 that was entitled to him under the employment agreement for the period from January to June 2013 and was subsequently included into additional paid in capital because he was a shareholder.

On July 1, 2013, the Company’s President and CEO, David Jones, agreed to adjust his total compensation to $1.00 per year and will not receive any other benefits or other forms of compensation which shall be paid by the Company. On February 2014 the Company executed a new Employment Agreement with David Jones, at an annual Salary of $60,000 per year and to include all benefits as offered to any other employee at the time.

In February 2014 the Company hired Thomas Szoke and Douglas Solomon to join the company as acting Chief Technology Officer and Chief Operating Officer respectively, at an annual rate of $60,000 per year to include all benefits as offered to any other employee at the time. Votes will be taken at the next full Board of Directors meeting for the appointment of each to the post permanently.

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

NOTE 11 – SUBSEQUENT EVENTS

In March 2014, the Company entered into a consulting agreement with Jamie White an independent contractor hired to provide Mechanical Design services for the development of the company’s new products. The agreement is a month to month agreement at a rate of $1200/week.

In April 2014, the Company entered into a consulting agreement with a stockholder whereby the stockholder provides consulting services to the Company. The Company agreed to pay a monthly fee of $8,000 per month for 160 hours of consulting per month. Additional hours incurred by the consultant is charged to the Company at an agreed upon rate. The Company agreed to pay a $30,000 non-refundable retainer.

In April 2014, the Company entered into a consulting agreement with James Fegan an independent contractor hired to provide specialized embedded software and hardware design services for the development of the company’s new products. The agreement is valued at a maximum of $88,000 at a rate of $8000/bi-weekly.

In February 2014 the Company assigned Douglas Solomon Power of Attorney to represent and work with appropriate parties to complete the closing of the office building located at 160 E. Lake Brantley Drive, Longwood, FL 32779. In April 2014, the Company entered into a short term promissory note for $310,000 with another entity owned by a related party for the purpose of purchasing the building at 160 E. Lake Brantley Drive, Longwood, FL 32779.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2014, IIM Global had not generated revenues in 2014 and had accumulated a net loss of $1,612,558 since inception.

In August 2013 IIM Global officially entered into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. Innovation In Motion, Inc. brought a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

IIM Global is further looking to enter into a business combination with other target companies with which IIM Global may effect a business combination thus seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

Revenues

As of March 31, 2014, IIM Global had not generated revenues in 2014 and had loss from operations of $112,274.

General and Administrative Expenses

General and administrative expenses decreased by $189,973, to $98,176 for the three months ended March 31, 2014, from $288,149 for the three months ended March 31, 2013. The main components of general and administrative expenses during the three months ended March 31, 2014 were $49,850 in professional fees, $16,959 in salaries. The main components of general and administrative expenses during the three months ended March 31, 2013 were $168,650 in professional fees, $75,760 in salaries. The main reason for the decrease in general and administrative expenses was more professional fees incurred in the first quarter of 2013 due to preparation the reverse merger transaction between the private operating company and the public shell which occurred in the third quarter of 2013..

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $324,351 and we had total current liabilities of $617,491.

Operating activities used $150,383 in cash for the three months ended March 31, 2014, as compared to using $19,718 in cash for the three months ended March 31, 2013. Our net loss of 121,824 for the three months ended March 31, 2014, decrease in accounts receivable and other current liabilities, primarily accounted for the increase in our negative operating cash flow. Financing activities during the three months ended March 31, 2014 generated $375,375 in net cash after repayments of $349,425 of related party notes.

As of March 31, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

In February 2014 the Company assigned Douglas Solomon Power of Attorney to represent and work with appropriate parties to complete the closing of the office building located at 160 E. Lake Brantley Drive, Longwood, FL 32779. It is the plan and intent of the Company to complete this action by the contracted due date of May 31, 2014, through agreement and outstanding promissory note for the balance.

Seasonal Aspects of the Business

There are no seasonal aspects of the business that have a material effect on the financial condition or results of the operation.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2014, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In June 30, 2013, the stockholders made a capital contribution in the amount of totally $2,843 to pay operating expenses incurred by the Company.

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

IIM GLOBAL CORPORATION

Date: May 15, 2014	By: /s/ David S. Jones
President,
Chief Executive Officer and
Chief Financial Officer

