Form 10-K/A
period 2013-12-31
IIM Global Corp
filed 2014-06-30
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT #1

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒ Yes ☐ No

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

EXPLANATORY NOTE

We are filing this Form 10-K/A Amendment No. 1 for the annual period ended December 31, 2013, for the purpose of submitting the Interactive Data Files in Exhibit 101 relating to the Form 10-K for the annual period ended December 31, 2013 that was filed on April 15, 2014. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART IV, ITEM 15. EXHIBITS and shall be deemed “furnished” and not “filed.”

Except for the items described above, no information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.

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

On March 31, 2014 IIM Global was able to raise $600,000.00 in capital as a six month bridge loan from Penn Investments Inc.

PART IV

ITEM 15. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files of Financial Statements and Notes contained in this Annual Report on Form 10-K.**

*     Filed herein

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIM GLOBAL CORPORATION

By: /s/ David S. Jones
President,
Principal executive officer and Principal financial officer

Dated: June 30, 2014