Form 10-Q/A
period 2014-03-31
IIM Global Corp
filed 2014-07-07
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

AMENDMENT #1

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended March 31, 2014, for the purpose of submitting the Interactive Data Files in Exhibit 101 relating to the Form 10-Q for the quarterly period ended March 31, 2014 that was filed on April 15, 2014. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART II, ITEM 6. EXHIBITS and shall be deemed “furnished” and not “filed.”

Except for the items described above, no information contained in our original filing on Form 10-K has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

FINANCIAL STATEMENTS
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	1
Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	3
Not Notes to Financial Statements (unaudited)	4-10

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IIM GLOBAL CORP.
(FORMERLY:SILVERWOOD ACQUISITION CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,	
	2014	2013
Revenues:		
Product revenues	$ -	$ -
Support and maintenance revenues	-	-
Total Revenues	-	-
Cost of Goods Sold	-	-
Gross Profit	-	-
Operating Expenses		
Depreciation and amortization	11,624	10,860
Research and development	2,474	-
General and administrative	98,176	288,149
	112,274	299,009
Loss from operations	(112,274)	(299,009)
Other Income		
Interest income	-	-
Interest expense	(9,550)	-
	(9,550)	-
Loss before income taxes	(121,824)	(299,009)
Income taxes	-	-
Net loss	$ (121,824)	$ (299,009)
Loss per share - basic and diluted	$ (0.00)	$ (0.00)
Weighted average shares - basic and dilute	160,623,289	97,200,000

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)

HDR	$ 155,045	$ 146,706
SRIO	102,910	102,259
Software	200,000	200,000
	457,955	448,965
Less amortization	(62,073)	(55,819)

	$ 395,882	$ 393,146

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

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Accounts payable	$ 8,000	$ 19,638
Payroll related liabilities	4,707	26,069
Other current liabilities	3,824	4,803

	$ 16,531	$ 50,510

Due to Related Parties	$960	$16,175

NOTE 6 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party totaled $600,000 and $224,615 as of March 31, 2014 and December 31, 2013, respectively, as described below:

	March 31, 2014	December 31, 2013
	(Unaudited)
Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bear interest at the rate of 15%. The proceeds from the note were used to pay the deposit to purchase the Company’s building located in Longwood, Florida. In March 2014 the Company paid the promissory note balance of $120,000.	$ −	$120,000

Promissory notes issued to two directors in October 2013, in place of the Company’s expense reimbursement, the notes have a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory notes in the amount of $62,125.	−	62,125

Promissory note issued to a stockholder in November 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $20,000.	−	20,000

Promissory note issued to a stockholder in December 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $22,500.	−	22,500

Promissory note issued to a company owned by one of the stockholders in March 2014, due on demand and bear interest at the rate of 15% per annum.	600,000	−
	$600,000	$224,625

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.**

*     Filed herein

**   In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIM GLOBAL CORPORATION

By: /s/ David S. Jones
President,
Chief Executive Officer and
Chief Financial Officer
Date: July 7, 2014