Form 10-Q/A
period 2013-09-30
IIM Global Corp
filed 2014-07-08
CIK 1534154

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

 EXPLANATORY NOTE

We are filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended September 30, 2013, for the purpose of submitting the Interactive Data Files in Exhibit 101 relating to the Form 10-Q for the quarterly period ended September 30, 2013 that was filed on November 25, 2013. In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 have been listed under the heading PART II, ITEM 6. EXHIBITS and shall be deemed “furnished” and not “filed.”

Except for the items described above, no information contained in our original filing on Form 10-Q has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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

The Company has developed a highly cost effective and unique handheld “Configurable Intelligent Accessory” platform called HDR for the identification market. This platform is designed to complement, not replace, existing communications and computing products utilized in this market by providing a configurable machine-readable input and secure data processing and storage intelligent accessory. By being an open platform solution and not a closed architecture product the HDR Accessory becomes the enabling platform for thousands of applications and applications developers. The currently developed platform supports the following operating systems: Windows CE; and Linux.

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

Dated: July 8, 2014