Form 10-Q
period 2014-06-30
IIM Global Corp
filed 2014-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54545

IIM GLOBAL CORPORATION

(Exact name of registrant as specified in its charter)

SILVERWOOD ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-2069547
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

160 E. Lake Brantley Drive

Longwood, Florida 32779

(Address of principal executive offices) (zip code)

407-951-8640

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒     No   ☐

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Stock, par value $0.0001	160,623,289 shares
Documents incorporated by reference:	None

PART I - FINANCIAL INFORMATION

Item 1 - Condensed consolidated Financial Statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013 (1)
ASSETS:	(unaudited)
Current Assets:
Cash	$20,554	$5,349
Deposits	645	112,645
Total Current Assets	21,199	117,994

Other Assets:
Property and equipment, net	446,447	38,011
Intangible, net	457,508	392,501

Total Assets	$925,154	$548,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Accounts payable and accrued expenses	$63,668	$50,500
Related party payables	-	16,175
Promissory notes-related party	910,000	224,625
Total Current Liabilities	973,668	291,300

Stockholder's Equity:
Common stock, 300,000,000 shares authorized
$0.0001 par value, 160,623,289 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	16,062	16,062
Additional paid-in capital	1,731,878	1,731,878
Accumulated deficit	(1,796,454)	(1,490,734)

Total Stockholder's Equity (Deficit)	(48,514)	257,206

Total Liabilities and Stockholders' Equity (Deficit)	$925,154	$548,506

(1)

Derived from audited consolidated financial statements

See accompanying notes to unaudited condensed consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating (income) expenses:
Depreciation and amortization expense	11,891	-	23,516	-
General and administrative	149,495	8,801	250,154	8,871
Total Operating Expenses	161,386	8,801	273,670	8,871

Loss from operations	(161,386)	(8,801)	(273,670)	(8,871)

Other income (expenses)
Interest expense	(22,500)	-	(32,050)	-
Total other income (expenses):	(22,500)	-	(32,050)	-

Net loss	$ (183,886)	$ (8,801)	$ (305,720)	$ (8,871)

Loss per common share basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding basic and diluted	160,623,289	1,500,000	160,623,289	1,500,000

See accompanying notes to unaudited condensed consolidated financial statements

IIM GLOBAL CORP.

(FORMERLY: SILVERWOOD ACQUISITION CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(305,720)	$(8,871)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,516	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(3,006)	1,219
Due from related party	-	(255,590)
Security deposits	112,000
Net cash used in operating activities	$(173,210)	$(263,242)

INVESTING ACTIVITIES:
Purchase of fixed assets	(419,266)	-
Investment in intangibles	(77,694)	(243,000)

Net cash used in investing activities	(496,960)	(243,000)

FINANCING ACTIVITIES:
Proceeds from common stock subscriptions	-	515,000
Proceeds from related party notes payable	910,010	-
Payments on notes payable	(224,625)	-

Net cash provided by financing activities	685,385	515,000

Net increase in cash	15,205	8,758

CASH AT BEGINNING OF PERIOD	5,349	150

CASH AT END OF PERIOD	$20,554	$8,908

Supplemental Disclosures of cash flow information
Cash paid for interest	$22,500	$-

See accompanying notes to unaudited condensed consolidated financial statements

IIM GLOBAL CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

JUNE 30, 2014

NOTE 1 – NATURE OF BUSINESS

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

Going Concern

The Company has an accumulated deficit of $1,796,454 as of June 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our condensed consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

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

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

JUNE 30, 2014

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment, net

Property and equipment consisted of furniture and fixtures, computer equipment, and real estate, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of from three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal.  Depreciation expense amounted to $10,829 and $0 for the six month periods ended June 30, 2014 and 2013, respectively.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $12,687 and $0 for the six month periods ended June 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the six month periods ended June 30, 2014 and 2013, there were no impairment charges.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. There were no revenues recognized during the six months ended June 30, 2014 and 2013.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at June 30, 2014 and December 31, 2013.

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

JUNE 30, 2014

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

JUNE 30, 2014

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

HDR	$213,481	$146,061
SRIO	109,462	102,259
New product development	6,213	-
Software	200,000	200,000
	529,156	448,320
Less: accumulated amortization	(71,648)	(55,819)

	$457,508	$392,501

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices).  Intangible assets are amortized over ten years.

NOTE 4 – FIXED ASSETS

Fixed assets consist of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)

Office building	$406,858	$-
Computer equipment	44,443	32,035
Furniture and fixtures	54,015	54,016
	505,316	86,051
Less: accumulated depreciation	(58,869)	(48,040)

	$446,447	$38,011

Fixed assets consist of furniture and fixtures, computer equipment, and real property which was acquired in May, 2014.  The furniture and computer equipment are being depreciated over a period of from three to five years.  The depreciable cost of the office building is being depreciated over a period of forty years.

NOTE 5 - DEPOSITS

On October 23, 2013, the Company entered into an office building lease with purchase option, the lease is for the Company’s corporate office in Longwood, Florida. The Company had the option to purchase the building at the end of the lease for a total purchase price of $430,000 less the non-refundable deposit of $100,000.  In May, 2014, the Company acquired the office building, and the deposit of $100,000 was applied towards the purchase price of the building.

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)

Accounts payable	$27,672	$19,638
Payroll related liabilities	4,491	26,069
Other current liabilities	31,505	4,803

	$63,668	$50,510

Due to Related Parties	$-	$16,175

NOTE 7 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party totaled $910,000 and $224,625 as of June 30, 2014 and December 31, 2013, respectively, as described below:

	June 30,2014	December 31,2013
	(Unaudited)
Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bear interest at the rate of 15%. The proceeds from the note were used to pay the deposit to purchase the Company’s building located in Longwood, Florida. In March 2014 the Company paid the promissory note balance of $120,000.	$–	$120,000

Promissory notes issued to two directors in October 2013, in place of the Company’s expense reimbursement, the notes have a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory notes in the amount of $62,125.	–	62,125

Promissory note issued to a stockholder in November 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $20,000.	–	20,000

Promissory note issued to a stockholder in December 2013 with a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid the promissory note in the amount of $22,500.	–	22,500

Promissory note issued to a company owned by one of the stockholders in March 2014, due in September 2014 and bear interest at the rate of 15% per annum.	600,000	–

Promissory note issued to a company owned by one of the stockholders in June 2014, due in November 2014 and bear interest at the rate of 15% per annum.	310,000	–
	$910,000	$224,625

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

NOTE 8 – RESEARCH AND DEVELOPMENT

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of its next generation HDR device called the HDR+.  The device is to be used by government and enterprise customers to capture all forms of machine-readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ would have amounted to $430,000. As of December 31, 2013, the Company had paid $44,000 in cash, which has been recorded as research and development expense.  Due to slippages in the development deliverables and lack of proper documentation being supplied the Company terminated this agreement on November 11, 2013.

The Company decided to refocus its research and development on its next generation of HDR Intelligent Accessory platform instead of developing the new HDR+.  To achieve this it has contracted a Mechanical Designer and H/W and Embedded S/W Engineer to complete this task.  The project is 30% completed to date and will require an additional 6 months and approximately $200,000 to productize into a device that can be sold to Government, or Enterprise customers.  Up to June 30, 2014, the Company has invested $6,047 towards the development of this new product.

The Company in 2014 has also started to utilize the services of a Kiosk manufacturer, Slabb Inc., for the production of its new Multi-modal Biometric Enrolment and Verification Kiosk.  No formal agreement is in place, beyond a standard Non-Disclosure Agreement and the Company can utilize these services on an as needed basis.   The Company as of June 30, 2014 has invested $10,818 for a Kiosk specifically designed for its markets, which is included in fixed assets on the accompanying condensed consolidated balance sheet as of June 30, 2014.

NOTE 9 – STOCK OPTIONS

There were no unvested compensation or new stock options granted, exercised or expired during the period ended June 30, 2014.

NOTE 10 – STOCKHOLDER’S EQUITY (DEFICT)

The Company has 300,000,000 shares authorized and 160,623,289 issued and outstanding as of June 30, 2014.  There were no equity transactions during the six months ended June 30, 2014.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company purchased the building that serves as it corporate headquarters in May, 2014.  Previously, the Company leased this building under a six months term lease with an option to buy at the end of the term.  During the lease term, the Company was required to make a monthly lease payment of $3,000 per month. Rent expense amounted to $15,180 and $0 during the six month periods ended June 30, 2014 and 2013.

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

IIM GLOBAL CORPORATIONNOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 13 – SUBSEQUENT EVENTS

Promissory Notes:

On July 16, 2014 the Company renegotiated its two promissory notes to Penn Investments Inc. to extend the due dates for both the $600,000 and $310,000 notes from September 30, 2014 and November 30, 2014 respectively to now reflect a due date of January 30, 2015 for both.

On July 15, 2014 the Company also was able to secure additional capital of $20,000 from Penn Investments Inc. for which it issued a promissory note. The promissory note issued accrues interest at 15% per annum until paid.  The principal and interest due under the note are payable in full on January 30, 2015.

The Company has negotiated with Penn Investments Inc. for an additional $180,000 in capital, which will be provided to the Company on August 1, 2014.  For this capital the Company shall issue a promissory note dated August 1, 2014 that will accrue interest at 15% per annum until paid, with the principal and interest due in full on January 30, 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2014, IIM Global had not generated revenues in 2014 and had accumulated a net loss of $1,796,454 since inception.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Revenues	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-
Operating Expenses:
Depreciation and amortization	11,891	-	23,516	-
General and administrative	149,495	8,801	250,154	8,871
Total operating expenses	161,386	8,801	273,670	8,871
Loss from operation	(161,396)	(8,801)	(273,670)	(8,871)
Total other income (expense)	(22,500)	-	(32,050)	-
Net income (loss)	$ (183,886)	$ (8,801)	$ (305,720)	$ (8,871)

Six Month Period Ended June 30, 2014

Revenues

During the six month period ended June 30, 2014 and for the prior fiscal year we had no revenue

Depreciation and amortization expense.  For the six months ended June 30, 2014, depreciation and amortization expense was $23,516 as compared to $0 for the six months ended June 30, 2013.  The increase in depreciation and amortization expense is due to the reverse merger of Innovation In Motion and investments in further developing the HDR Intelligent Accessory Platform.

General and Administrative Expenses. For the six months ended June 30, 2014 general and administrative expenses were $250,154 as compared to $8,871 for the six months ended June 30, 2013, an increase of $241,293. For the six months ended June 30, 2014 and 2013 general and administrative expenses consisted of the following:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Occupancy	$22,899	$-
Employee compensation	65,913	-
Professional fees	125,956	6,539
Internet/Phone	8,715	-
Travel/Entertainment	5,104	563
Marketing	8,143	-
Other	13,424	1,769
	$250,154	$8,871

•	For the six months ended June 30, 2014, Occupancy expense increased to $22,899 as compared to $0.

•	For the six months ended June 30, 2014, salaries and related expenses increased to $65,913 as compared to $0.

•	For the six months ended June 30, 2014, Professional fee expense increased to $125,956 as compared to $6,539.

•	For the six months ended June 30, 2014, travel and entertainment expense increased to $5,104 as compared to $563.

•	For the six months ended June 30, 2014, marketing expense increased to $8,143 as compared to $0.

•	For the six months ended June 30, 2014, Internet and Telephone expense amounted to $8,715 as compared to $0 for the six months ended June 30, 2013.

•	For the six months ended June 30, 2014, Other expense amounted to $13,424 as compared to $1,769 for the six months ended June 30, 2013.

Three Month Period Ended June 30, 2014

During the three months ended June 30, 2014 and for the prior fiscal year we had no revenue.

General and administrative expense. For the three months ended June 30, 2014, general and administrative expenses were $149,495 as compared to $8,801 for the three months ended June 30, 2013, an increase of $140,694. For the three months ended June 30, 2014 and 2013 general and administrative expenses consisted of the following:

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Occupancy	$10,904	$-
Employee compensation	48,955	-
Professional fees	76,100	6,469
Internet/Phone	4,355	-
Travel/Entertainment	3,566	563
Marketing	3,395	-
Other	2,220	1,769
	$149,495	$8,801

•	For the three months ended June 30, 2014, Occupancy expense increased to $10,904 as compared to $0.

•	For the three months ended June 30, 2014, salaries and related expenses increased to $48,955 as compared to $0. The increase is due to increased headcount.

•	For the three months ended June 30, 2014, Professional fee expense increased to $76,100 as compared to $6,469.

•	For the three months ended June 30, 2014, travel and entertainment expense increased to $3,566 as compared to $563.

•	For the three months ended June 30, 2014, marketing expense increased to $3,395 as compared to $0.

•	For the three months ended June 30, 2014, Internet and Telephone expense amounted to $4,355 as compared to $0 for the three months ended June 30, 2013.

•	For the three months ended June 30, 2014, Other expense amounted to $2,220 as compared to $1,769 for the three months ended June 30, 2013.

 Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $21,199 and we had total current liabilities of $973,668.

Operating activities used $173,210 in cash for the six months ended June 30, 2014, as compared to using $263,242 in cash for the six months ended June 30, 2013. Our net loss of $305,720 for the six months ended June 30, 2014, was offset by depreciation and amortization expense of $23,516, and a decrease in other assets of $112,000, offset by a decrease in accounts payable of $3,006.  Investing activities for the six months ended June 30, 2014 totaled $496,960, and included the purchase of fixed assets of $419,266, and the investment in intangible assets of $77,694.  Financing activities for the six months ended June 30, 2014 totaled $685,385, and was comprised of notes payable.

As of June 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

None.

Seasonal Aspects of the Business

There are no seasonal aspects of the business that have a material effect on the financial condition or results of the operation.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2014, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In  addition to the other information set forth in this report, you should carefully consider the factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K filed on January 14, 2014, which could materially affect our business operations, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations and/or financial condition. There have been no material changes to our risk factors since the filing of our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IIM GLOBAL CORPORATION
By: /s/ David S. Jones
President,
Principal executive officer and Principal financial officer
Dated: August 14, 2014