Form 10-Q
period 2014-09-30
ID Global Solutions Corp
filed 2014-11-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-54545

ID GLOBAL SOLUTIONS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 E. Lake Brantley Drive

Longwood, Florida 32779

(Address of principal executive offices) (zip code)

407-674-2651

(Registrant's telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒    Yes ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☐    Yes ☒    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 13, 2014
Common Stock, par value $0.0001	163,538,289 shares

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our lack of revenues and history of losses,
•	our ability to continue as a going concern,
•	our ability to raise additional working capital as necessary,
•	our ability to satisfy our obligations as they become due,
•	the failure to successfully commercialize our product or sustain market acceptance,
•	the reliance on third party agreements and relationships for development of our business,
•	the control exercised by our management,
•	the impact of government regulation on our business,
•	our ability to effectively compete,
•	the possible inability to effectively protect our intellectual property,
•	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to ID Global Solutions Corporation, a Delaware corporation formerly known as IM Global Corporation and its subsidiaries..

The information which appears on our website www.iimglobalcorp.com is not part of this report.

FINANCIAL STATEMENTS

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets
Cash	$40,996	$5,349
Due from related party	34,000	-
Deposits	645	112,000
Total Current Assets	75,641	117,349

Property and equipment, net	437,412	38,011
Intangible assets, net	545,605	393,146

Total Assets	$1,058,658	$548,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$86,918	$50,510
Related party payables	-	16,175
Promissory notes-related party	-	224,615
Total Current Liabilities	86,918	291,300

Total Liabilities	86,918	291,300

Stockholder's Equity
Common stock, 300,000,000 shares authorized, $0.0001 par value,
163,538,289 and 160,623,289 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	16,354	16,062
Additional paid-in capital	2,897,261	1,731,878
Accumulated deficit	(1,941,875)	(1,490,734)

Total Stockholder's Equity	971,740	257,206

Total Liabilities and Stockholders' Equity	$1,058,658	$548,506

The accompanying notes are an integral part of these condensed consolidated financial statements

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$-	$-	$-	$-
Support and maintenance revenues	-	-	-	-
Total Revenues	-	-	-	-

Cost of Goods Sold	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Depreciation and amortization	11,890	11,186	35,405	33,102
Research and development	-	43,000	-	43,000
General and administrative	99,259	240,533	350,511	880,037
	111,149	294,719	385,916	956,139

Loss from operations	(111,149)	(294,719)	(385,916)	(956,139)

Other Income (expense)
Gain on forgiveness of payroll liabilities	-	-	-	128,456
Interest expense	(33,175)	-	(65,225)	-
	(33,175)	-	(65,225)	128,456

Loss before income taxes	(144,324)	(294,719)	(451,141)	(827,683)

Income taxes	-	-	-	-

Net loss	$(144,324)	$(294,719)	$(451,141)	$(827,683)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares - basic and diluted	160,815,487	97,200,000	160,687,590	108,599,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(451,141)	$(827,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for conversion of interest expense	55,676
Depreciation and amortization expense	35,405	33,102
Changes in assets and liabilities:
Due from related parties	(34,000)	117,924
Deposits	111,355	-
Accounts payable and accrued expenses	36,408	333,562
Due to related parties	(16,175)	29,442

Net cash used in operating activities	(262,472)	(313,654)

INVESTING ACTIVITIES:
Purchase of property and equipment	(416,542)	-
Investment in intangibles	(170,724)	(216,217)

Net cash used in investing activities	(587,266)	(216,217)

FINANCING ACTIVITIES:
Proceeds from issuance of related party promissory notes	1,110,000	-
Payment of related party promissory notes	(224,615)	-
Common stock subscribed	-	515,000

Net cash provided by financing activities	885,385	515,000

Net (decrease)/increase in cash	35,647	(14,869)

CASH AT BEGINNING OF PERIOD	5,349	17,718

CASH AT END OF PERIOD	$40,996	$2,849

Supplmental Disclsoures of cash flow information
Cash paid for interest	$22,500	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued to settle payroll liabilities	$-	$310,454
Stock issued to effect reverse merger	$-	$-
Stock issued for conversion of debt	$1,165,675	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ID GLOBAL SOLUTIONS CORPORATION

(FORMERLY IIM GLOBAL CORPORATION)
Notes to the Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND MERGER

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) ("ID Global" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ID Global has been in the developmental stage since inception. In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. ID Global was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Company is developing biometric products and solutions for global Government, Enterprise, and Consumer markets.  The Company is planning to focus in two specific technology areas: biometric handheld identification and biometric mobile payment.  The Company’s objective is to focus on two distinct markets, one being the Government market requiring solutions for addressing its security and associated identity management needs and the other the Consumer Mobile Payment market which is looking to define non obtrusive but highly secure solutions used for credit and debit card payments that can incorporate biometric technologies.  To address these markets the Company has invested into patenting and developing both hardware and software platforms focused to address these specific market requirements.

Management believes that one of the advantages of the Company’s platform approach is that the platforms could be leveraged to support a wide variety of vertical markets in both the Government and Mobile Payment space and could be easily adapted to new markets requiring low cost and configurable solutions.  These vertical markets are as an example border control, public safety, enterprise security and asset management, seaports, small business inventory management, military and banking (identity verification).  There are no assurances, however, that management’s beliefs are correct.

The Company, however, has not completed development of a marketable product and needs to raise substantial additional capital to complete these efforts.

Going Concern

The Company has an accumulated deficit of $1,941,875 as of September 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The financial statements should be read in conjunction with the annual financial statements for the year ended December 31, 2013 in our Form 10-K filed on April 15, 2014.

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

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property and equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet. Depreciation expense amounted to $18,264 and $16,111 for the nine month periods ended September 30, 2014 and 2013, respectively.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $17,141 and $16,991 for the nine month periods ended September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. For the nine month periods ended September 30, 2014 and 2013, there were no impairment charges.

Revenue Recognition

We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured. There were no revenues recognized during the nine months ended September 30, 2014 and 2013.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at September 30, 2014 and December 31, 2013.

Share-Based Payment Arrangements

Generally, all forms of share-based payments to employees, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the statement of operations.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company.

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

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

HDR	$288,143	$146,706
SRIO	122,746	102,259
New product development	10,818	-
Software	200,000	200,000
	621,707	448,965
Less amortization	(76,102)	(55,819)

	$545,605	$393,146

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices). Intangible assets are amortized over ten years.

The Company decided to refocus its research and development on its next generation of HDR Intelligent Accessory platform instead of developing the new HDR+.  To achieve this it has contracted a Mechanical Designer and H/W and Embedded S/W Engineer to complete this task.  The project is 30% completed to date and will require an additional 6 months and approximately $200,000 to productize into a device that can be sold to Government, or Enterprise customers.  Up to September 30, 2014, the Company has invested $130,981 towards the development of this new product which was recorded in intangible assets in the accompanying condensed consolidated balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Fixed assets consist of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)

Office building	$406,858	$-
Computer equipment	42,843	32,035
Furniture and fixtures	54,015	54,016
	503,716	86,051
Less: accumulated depreciation	(66,304)	(48,040)

	$437,412	$38,011

Fixed assets consist of furniture and fixtures, computer equipment, and real property which was acquired in May 2014.  The furniture and computer equipment are being depreciated over a period of from three to five years.  The depreciable cost of the office building is being depreciated over a period of forty years.

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

NOTE 6 – DUE FROM RELATED PARTY

On August 7 and 28, 2014, the Company advanced an aggregate of $34,000 to an officer of the Company. The officer and the Company entered into two promissory notes of $17,000 each. Both promissory notes bear interest at 8% per annum and are due on December 31, 2014.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Accounts payable	$70,565	$19,638
Payroll related liabilities	173	26,069
Other current liabilities	16,180	4,803

	$86,918	$50,510

Due to Related Parties	$—	$16,175

NOTE 8 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party totaled $0 and $224,625 as of September 30, 2014 and December 31, 2013, respectively, as described below:

	September 30, 2014	December 31, 2013
	(Unaudited)
Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bearing interest at the rate of 15%. The proceeds from the note were used to pay the deposit to purchase the Company’s building located in Longwood, Florida. In March 2014 the Company paid off the promissory note balance of $120,000.	$-	$120,000

Promissory notes issued to two directors in October 2013, in place of the Company’s expense reimbursement, the notes have a term of six months and bear interest at the rate of 15%. In March 2014 the Company paid off the promissory notes in the amount of $62,125.	-	62,125

Promissory note issued to a stockholder in November 2013 with a term of six months and bearing interest at the rate of 15%. In March 2014 the Company paid off the promissory note in the amount of $20,000.	-	20,000

Promissory note issued to a stockholder in December 2013 with a term of six months and bearing interest at the rate of 15%. In March 2014 the Company paid off the promissory note in the amount of $22,500.	-	22,500
	$-	$224,625

From March 2014 to August 2014, the Company borrowed an aggregate of $1,110,000 from Penn Investments, Inc., a related party under four promissory notes bearing interest at 15% per annum. On September 24, 2014 we entered into a Note Conversion Agreement with Penn Investments, Inc. pursuant to which an aggregate of $1,165,675 of principal and accrued interest due under these notes was converted into 2,915,000 shares of our common stock, based upon a conversion price of $0.40 per share, in full satisfaction of such notes.

NOTE 9 – RESEARCH AND DEVELOPMENT

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

The Company in 2014 has also started to utilize the services of a Kiosk manufacturer, Slabb Inc., for the production of its new Multi-modal Biometric Enrolment and Verification Kiosk.  No formal agreement is in place, beyond a standard Non-Disclosure Agreement and the Company can utilize these services on an as needed basis.   The Company as of September 30, 2014 has invested $10,818 for a Kiosk specifically designed for its markets, which is included intangible assets on the accompanying condensed consolidated balance sheet as of September 30, 2014.

NOTE 10 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company has 300,000,000 shares authorized and 163,538,289 issued and outstanding as of September 30, 2014.

On September 24, 2014, the Company issued a total of 2,915,000 common shares to Penn Investments, Inc. under the Note Conversion Agreement as discussed in Note 8.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased its building under a six months term lease with an option to buy at the end of the term. During the lease term, the Company is required to make a monthly lease payment of $3,000 per month. Rent expense amounted to $15,180 and $55,160 during the nine month periods ended September 30, 2014 and 2013, respectively. The Company exercised the buy option and acquired the building in May 2014, hence the lease agreement was terminated and no rent expense was incurred since that date.

Executive Compensation

On July 1, 2013, the Company officer agreed to adjust his total compensation to $1.00 per year and will not receive no other benefits or other forms of compensation, which shall be paid by the Company.

In February 2014 the Company executed a new Employment Agreement with David Jones, President and CEO of the Company, at an annual Salary of $60,000 per year and to include all benefits as offered to any other employee at the time.

In February 2014 the Company hired Thomas Szoke and Douglas Solomon to join the company as acting Chief Technology Officer and Chief Operating Officer respectively, at an annual rate of $60,000 per year to include all benefits as offered to any other employee at the time. Votes will be taken at the next full Board of Directors meeting for the appointment of each to the post permanently.

On July 1, 2014, the Company officers agreed to adjust their total compensation to $1.00 per year and will not receive any other benefits or other forms of compensation, which shall be paid by the Company.

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

NOTE 12 – SUBSEQUENT EVENTS

The Board of Directors of IIM Global Corporation has approved a change of the company’s name to ID Global Solutions Corporation which was effective October 8, 2014. The Board approved the name change in connection with an overall branding of the company.

The name change was effected through the merger of IIM Global with a newly formed wholly-owned subsidiary in which our company was the surviving entity. In accordance with the Delaware General Corporation Law, we changed our corporate name at the effective time of the merger. This action was approved by our Board of Directors on October 6, 2014 and no consent of our stockholders was required under Delaware law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2014, ID Global had not generated revenues in 2014 and had accumulated a net loss of $1,941,875 since inception.

In August 2013 ID Global officially entered into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. Innovation In Motion, Inc. brought a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

The Company is developing biometric products and solutions for global Government, Enterprise, and Consumer markets.  The Company is planning to focus in two specific technology areas: biometric handheld identification and biometric mobile payment.  The Company’s objective is to focus on two distinct markets, one being the Government market requiring solutions for addressing its security and associated identity management needs and the other the Consumer Mobile Payment market which is looking to define non obtrusive but highly secure solutions used for credit and debit card payments that can incorporate biometric technologies.  To address these markets the Company has invested into patenting and developing both hardware and software platforms focused to address these specific market requirements.

Management believes that one of the advantages of the Company’s platform approach is that the platforms could be leveraged to support a wide variety of vertical markets in both the Government and Mobile Payment space and could be easily adapted to new markets requiring low cost and configurable solutions.  These vertical markets are as an example border control, public safety, enterprise security and asset management, seaports, small business inventory management, military and banking (identity verification).  There are no assurances, however, that management’s beliefs are correct.

The Company, however, has not completed development of a marketable product and needs to raise substantial additional capital to complete these efforts.

Going concern

We have not reported revenues during 2014 and have an accumulated deficit of approximately $1.9 million at September 30, 2014. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 and 2012 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to report revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

	Three months ended Sept 30,		Nine months ended Sept 30,
	2014	2013	2014	2013
Net Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Operating Expenses:
Depreciation and amortization	11,890	11,186	35,405	33,102
Research and development	-	43,000	-	43,000
General and administrative	99,259	240,533	350,511	880,037
Total operating expenses	111,149	294,719	385,916	956,139
Loss from operation	(111,149)	(294,719)	(385,916)	(956,139)
Total other income (expense)	(33,175)	-	(65,225)	128,456
Net income (loss)	$(144,324)	$(294,719)	$(451,141)	$(827,683)

Nine Month Period Ended September 30, 2014

Revenues

During the nine month period ended September 30, 2014 and 2013, we had no revenues.

Operating expenses

Research and Development Expense. For the nine months ended September 30, 2014, research and development expenses declined 100% from the nine months ended September 30, 2013. The decrease in research and development expense is due to investments in 2013 to further develop the HDR+ device; no similar investments in developing products were made in 2014.

Depreciation and amortization expense. For the nine months ended September 30, 2014, depreciation and amortization expense remained relatively constant to the nine months ended September 30, 2013.

General and Administrative Expenses. For the nine months ended September 30, 2014 general and administrative expenses were $350,511 as compared to $880,037 for the nine months ended September 30, 2013, a decrease of $529,526. For the nine months ended September 30, 2014 and 2013 general and administrative expenses consisted of the following:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Occupancy	$15,180	$55,160
Payroll and related	65,913	256,275
Professional fees	207,763	473,033
Internet/Phone	12,892	10,870
Travel/Entertainment	18,368	19,144
Marketing	8,406	15,609
Other	21,989	49,947
	$350,511	$880,037

•	For the nine months ended September 30, 2014, Occupancy expense decreased due to the Company exercising the option to buy the building it occupies in May 2014.

•	For the nine months ended September 30, 2014, payroll and related expenses decreased due to Company officers agreeing to reduce their salaries to $1 per year in 2014.

•	For the nine months ended September 30, 2014, Professional fee expense decreased due to more legal and accounting expense were incurred in 2013 due to the Merger transaction between Innovation-in-motion and ID Global on August 12, 2013.

Three Month Period Ended September 30, 2014

During the three months ended September 30, 2014 and 2013 we had no revenues.

Research and Development Expense. For the three months ended September 30, 2014, research and development declined 100% from the three months ended September 30, 2013 as a result of the foregoing.

Depreciation and amortization expense. For the three months ended September 30, 2014, depreciation and amortization expense remained relatively constant as compared to the three months ended September 30, 2013.

General and Administrative Expenses. For the three months ended September 30, 2014 general and administrative expenses were $99,259 as compared to $240,533 for the three months ended September 30, 2013, a decrease of $141,274. For the three months ended September 30, 2014 and 2013 general and administrative expenses consisted of the following:

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Occupancy	$-	$24,750
Payroll and related	-	72,920
Professional fees	77,577	123,700
Internet/Phone	4,176	2,515
Travel/Entertainment	13,442	-
Marketing	263	3,669
Other	3,801	12,979
	$99,259	$240,533

•	For the three months ended September 30, 2014, Occupancy expense decreased due to the Company exercising the option to buy the building it occupies in May 2014.

•	For the three months ended September 30, 2014, payroll and related expenses decreased due to Company officers agreeing to reduce their salaries to $1 per year in 2014.

•	For the three months ended September 30, 2014, Professional fee expense decreased due to more legal and accounting expense were incurred in 2013 due to the Merger transaction between Innovation-in-motion and ID Global on August 12, 2013.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2014 we had a working capital deficit of $11,277 as compared to a working capital deficit of $173,951 at December 31, 2013. As of September 30, 2014, we had total current assets of $75,641 and we had total current liabilities of $86,918.

Operating activities used $262,472 in cash for the nine months ended September 30, 2014, as compared to using $313,654 in cash for the nine months ended September 30, 2013. Our net loss of $451,141 for the nine months ended September 30, 2014, was offset by depreciation and amortization expense of $35,405, stock issued to settle accrued interest of $55,676 and an increase in current assets and liabilities of $97,588. Cash used in investing activities for the nine months ended September 30, 2014 totaled $587,266, and included the purchase of property of $416,542, and the investment in intangible assets of $170,724. Cash provided by financing activities for the nine months ended September 30, 2014 totaled $885,385, and was comprised of proceeds from issuance of related party promissory note of $1,110,000 and was offset by payments of related party promissory note of $224,615.

As of September 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer who also serves as our principal financial and accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that, as of September 30, 2014, the disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K, except as follows:

Loans we have made to an executive officer and member of our Board of Directors may have violated provisions of the Sarbanes-Oxley Act of 2002.

As described elsewhere herein, in August 2014, the Company advanced an aggregate of $34,000 to Mr. Thomas Szoke, an executive officer and member of our Board of Directors, under the terms of promissory notes which are due on December 31, 2014.   It is possible that these loans could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. We expect that the loans will be repaid when due and we will refrain from making loans to officers and directors in future periods.  If, however, the amount is not repaid and/or it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, the Company could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. The Company is unable to predict the extent of its ultimate liability with respect to these transactions. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None except as previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

See ITEM 1A above.

ITEM 6. EXHIBITS

3.3	Certificate of Ownership and Merger (incorporated by reference to the Current Report on Form 8-K as filed on October 9, 2014)
10.16	Note Conversion Agreement dated September 24, 2014 by and between IIM Global Corporation and Penn Investments, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on September 25, 2014)
10.17	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke *
10.18	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2	Certification of principal financial and accounting officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and principal financial and accounting officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ID GLOBAL SOLUTIONS CORPORATION

November 13, 2014	By: /s/ Douglas W. Solomon
Douglas W. Solomon, Chief Executive Officer,
Principal financial and accounting

