Form 10-Q/A
period 2014-03-31
ID Global Solutions Corp
filed 2015-03-18
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 2

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

407-674-2651
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐      No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, par value $0.0001	160,623,289 shares
Documents incorporated by reference:	None

EXPLANATORY NOTE

ID Global Solutions Corporation (f/k/a IIM Global Corporation and Silverwood Acquisition Corporation) (the “Company”)  is filing this Form 10-Q/A Amendment No. 2 for the quarterly period ended March 31, 2014, for the sole purpose of correcting the front cover of this report which incorrectly stated that the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  As of the end of the quarter and as of the date this report was filed, the Company was not a shell company.  Except for the items described above, no information contained in our original filing on Form 10-Q has been updated, modified or revised. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1 and 32.1. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ID Global Solutions Corporation

By: /s/ Thomas R. Szoke

Chief Executive Officer

Date: March 18, 2015