Form 10-Q/A
period 2014-06-30
ID Global Solutions Corp
filed 2015-03-18
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 1

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

EXPLANATORY NOTE

ID Global Solutions Corporation (f/k/a IIM Global Corporation and Silverwood Acquisition Corporation) (the “Company”)  is filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended June 30, 2014, for the sole purpose of correcting the front cover of this report which incorrectly stated that the Company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  As of the end of the quarter and as of the date this report was filed, the Company was not a shell company.  Except for the items described above, no information contained in our original filing on Form 10-Q has been updated, modified or revised. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1 and 32.1. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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