Form 10-K
period 2014-12-31
ID Global Solutions Corp
filed 2015-03-31
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant's telephone number, including area code: 407-951-8640

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
March 26, 2015

Common Stock, par value $0.0001	164,300,789
Documents incorporated by reference:	None

PART I

Item 1. Business

ID Global Solutions Corporation, a Delaware corporation (the “Company”), is developing biometric products and solutions for global government, enterprise, and consumer markets.  The Company is planning to focus in two specific technology areas: biometric handheld identification and biometric mobile payment.

The Company is located at 160 E. Lake Brantley Drive, Longwood, Florida 32779.  The Company’s main phone number is (407) 951-8640.

Business

The Company is developing biometric products and solutions for global government, enterprise, and consumer markets.  The Company is planning to focus in two specific technology areas: biometric handheld identification and biometric mobile payment.  The Company’s objective is to focus on two distinct markets, one being the government market requiring solutions for addressing its security and associated identity management needs and the other the Consumer Mobile Payment and Payment Processing markets which are looking to define non-obtrusive but highly secure solutions used for credit and debit card payments as well as cash based transactions that can incorporate biometric technologies.  To address these markets the Company has invested into patenting and developing both hardware and software platforms focused to address these specific market requirements.

Management believes that one of the advantages of the Company’s platform approach is that the platforms could be leveraged to support a wide variety of vertical markets in both the Government and Mobile Payment space and could be easily adapted to new markets requiring low cost and configurable solutions.  These vertical markets are as an example border control, public safety, enterprise security and asset management, seaports, small business inventory management, military and banking (identity verification).  There are no assurances, however, that management ’ s beliefs are correct.

The Company, however, has not completed development of a marketable product and needs to raise substantial additional capital to complete these efforts.

The Company’s Expected Presence in the Market

Subject to the availability of additional capital and the completion of the development of marketable products, the Company plans to grow organically through sales and marketing of its products and development of new and improved products.  In addition, the Company plans to explore acquisition opportunities as a means to foster and accelerate its growth.

To ensure its HDR Intelligent Accessory technology is properly positioned in the market once the product is introduced, the Company is has established a worldwide indirect distribution channel consisting of Systems Integrators and Value Added Resellers. To date the Company has proposed solutions to these integration partners and distributors using this technology for a number of opportunities around the world.  Specifically, the Company has set up a “live” demonstration system for a value-added reseller in Latin America, and has sent a prototype for its next generation product using this platform to an integrator in Africa.

With regards to its Mobile Payment solution the Company is conducting preliminary, pre-product introduction marketing of its Mobile Payment Platform called SRIO to companies, which provide both credit card processing solutions, as well as closed system remittance solutions.

Governmental Regulations

The Company does not need or require any approval from government authorities or agencies in order to operate its regular business and operations.  However, it is possible that any proposed expansion to the Company’s business and operations in the future would require government approvals.

Due to the security applications and biometric technology associated with the Company’s proposed products, the activities and operations of the Company could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies.

Products

In the government market the Company has invested over $500,000 in the patenting and the ongoing development of a hardware and software platform based on its own patent filings, which focus on the Intelligent Accessory and Reverse Bluetooth concepts.  Management believes that this platform will allow the Company to create handheld biometric products that allow for customers to benefit from the latest Smartphone and Tablet technologies while at the same time ensuring the stability of having all of the drivers, algorithms and security policies contained in a fully integrated Intelligent Accessory. As a result of this strategy and financial investment, in 2012 the Company was selected to provide over 33,000 handheld Voter Verification terminals for the Presidential Elections in Ghana Africa.  This contract was successfully delivered in December 2012 and the related warranty period completed in December 2013. The Company is seeking to continue to invest in this Government hardware and software platform and as a result, subject to the availability of additional capital, is nearing completion in the development of its next generation of the Voter Verification terminal, as well as new handheld products that can incorporate the latest Android and Windows Smartphones and Tablets providing what it hopes will be a new small form factor and low cost solution to field based Biometric and Demographic Enrolment as well as handheld document and individual verification.  As described elsewhere herein, however, the completion of these products is dependent upon the Company raising additional capital and it presently has no firm commitments for this capital.

The Company is working on developing what it believes to be a cost effective and distinctive handheld “Configurable Intelligent Accessory” platform called HDR for the identification market.  We believe that the product will be distinctive due to the fact it will appear as an accessory to an existing communications or computing device, but in operational terms will be a fully integrated device running its own operating system and processing all secure information independently. We believe that this approach would make the product cost effective as well because the man-machine interface as well as the wireless communications will be provided by a standard off the shelf device such as a Smartphone, Tablet or even Laptop Computer.  As the Company’s Intelligent Accessory will focus only on the machine-readable peripheral support and secure database management, it will allow it to be priced at what we believe will be well below a competitive product that has to be designed with all the parameters included.  We expect that this platform will be is designed to complement, not replace, existing communications and computing products utilized in this market by providing a configurable machine-readable input and secure data processing and storage intelligent accessory. By being an open platform solution and not a closed architecture product, our goal is that the HDR Intelligent Accessory will become the enabling platform for thousands of applications and applications developers.  The open platform-enabling element is in the fact that third party developers will be able to produce unique applications on standard Android or Windows OS based devices and not on a special hardware and software platform unique to a specific company.  We expect to provide the applications developers an SDK for interfacing their applications to the Company’s HDR Intelligent Accessory.

Being a “Configurable” platform the HDR Intelligent Accessory could be purchased with the following combination of machine-readable inputs:

•	OCR Swipe (Passports, ID Cards, etc.)
•	1D and 2D Barcode
•	Contactless RFID ISO 14443
•	Contact Chip Reader
•	Gen2 EPIC1 Contactless Reader/Writer
•	Single Finger Scanner (Capacitive or Optical Configurations)
•	5 MP Camera (Facial Mug-shot, License Plate Capture)
•	White and UV Torch Light
•	Removable Micro-SD Card
•	Magnetic Stripe Reader

We believe that one of the advantages of this platform HDR Intelligent Accessory approach will be that a single product could support a wide variety of vertical markets based on the application software that is used, such as:

•	Border Control
•	Public Safety
•	Enterprise Security and Asset Management
•	Seaports
•	Small Business Inventory Management
•	Voter Registration and Verification
•	Military
•	Banking (Identity Verification)

In addition, the Company is also expecting to complete development on two software back-end products.  One that will contain software elements to provide direct interfaces to customer AFIS (Automatic Fingerprint Identification Systems) and various other demographic databases and the other to act as an asset manager solution allowing for the management of the Company’s handheld product ’ s pairing and end user issuance processes from small scale operations to nationwide institutions or organizations.  The two software products being developed are: gateway server and asset manager server. They are both approximately 50% complete and each will require an additional three months of software development effort at an estimated cost of $25,000 each to become commercialized products.

The prototype form factor was completed in May 2014, and the electrical design and embedded software is approximately 30% complete.  The remaining 70% development of the electrical design and embedded software as well as a final production form factor design requires additional funding of $200,000.  The Company expects that upon receipt of this funding, the product would be commercially available for sale in six months.  However, as described elsewhere in this prospectus, the Company does not have any commitments for this additional capital and there are no assurances it will ever be available to it.

As a result of the Ghana Presidential Elections contract in 2012 the Company created a low cost Linux OS version of its HDR Intelligent Accessory platform that could be marketed for the global Voter Verification Market.  This product would be designed to provide Systems Integrators the solution for an easy to use, reliable biometric handheld device that could be easily deployed during Governmental elections. The electronics have been completed, the embedded software is 90% complete and the form factor is in prototype stage.  The completion of a final form factor design would require additional funding of $60,000 and, following the receipt of such funding, the product could be available for the market within approximately two months.  However, as described elsewhere in this prospectus, the Company does not have any commitments for this additional capital and there are no assurances it will ever be available to it.

The Company is also looking at leveraging its HDR Intelligent Accessory platform to introduce a product designed to address a niche market of On the Shelf Inventory Management.  This market differs from the traditional warehouse inventory control, as it requires devices, which can enable the rapid and accurate counting of individual items on the shelves of retail merchants.  The Company’s product would provide a special form factor and large, easy to navigate alpha/numeric keyboard, combined with all the functionality normally found in a handheld barcode-scanning device to achieve this objective. The product requirements and high level design has been completed on this potential product.  However based on its current prioritization of resources the Company is not planning on developing this into a commercialized product that would be available for sale in the market in the foreseeable future.

To address a need for a fixed location Multi-Modal biometric enrollment and verification product, the Company has also has engaged a manufacturing partner to develop a new Multi-Modal Biometric Kiosk with a large touch screen LCD capable of capturing Facial Images, IRIS, 4-4-2 Slaps and Rolled Fingerprints, Digital Signature, along with other peripheral capabilities such as barcode capture, mag-stripe capture all in a fully enclosed rugged steel housing that meets ADA (American Disabilities Act) requirements.  The first final production unit was delivered to the Company in June 2014.

In the Consumer Mobile Payment market the Company has invested over $275,000 in the patenting and initial development its biometric wallet hardware and software platform.  This platform called SRIO will allow for the creation of a biometric mobile payment instrument that is not dependent on a Smartphone or any other communications device.  It would allow for Consumers to securely store their credit cards as well as other types of cards directly in a small biometric Android powered device without the use of any Cloud computing platforms. The main advantages of this platform would be that no card data ever has to be stored outside the custody of the actual cardholder and that this solution would not be dependent on any third party wireless carriers, or Internet service providers so no new outside third party transaction costs would be involved..  The SRIO is expected to be a small, Android OS powered biometric wallet that will be a standalone device capable of meeting PCI compliance requirements for the secure storage and processing of credit card transactions using NFC technology coupled with the fingerprint authentication of the user.

The SRIO could be utilized in open and closed payment platforms, and there would be no need to partner with mobile operators, phone manufacturers or others in order to implement the solutions. The SRIO could also store all credit/loyalty/membership/cards on the device, so a user ’ s information would be readily accessible at all times.

The Company has created a laboratory version of this platform in 2010 as a proof of concept. Due to the lack of sufficient working capital, the Company has delayed the further development of this platform and focused its current efforts on the Government market and its associated HDR Intelligent Accessory platform.  The Company estimates that it could create a product from this Mobile Payment platform within 12 months once it has committed funding.  The potential funding required to go from the current stage of development to a final product is estimated to be around $400,000.  However, as described elsewhere in this prospectus the Company does not have any commitments for this additional capital and there are no assurances it will ever be available to it.

Pricing

The expected retail list price for HDR Intelligent Accessory products are presently expected to range from $850 to $1,850 based on the configuration of the features and functionality of the product.  The Voter Verification product is expected to have a retail price in the range of $300 - $350 based on the required configuration.  The Inventory Management product is expected to be retail priced in the range of $1,000 - $1,200 depending on required configuration. The Multi-Modal Biometric Kiosk is expected to have a retail price in the range of $13,500 – $17,500 depending on the required configuration.  The expected retail list price for SRIO products are expected to be $100 or less.

Competition

The technology industry is characterized by rapid change and new entrants.  The Company will need to consistently develop and improve products in order to remain competitive in the technology industry.

Several product competitors exist for the Company’s products, including Morphoident, Cogent Bluecheck II, Cogent MI2, Crossmatch Rapid ID and others.  In general, these products will compete with the HDR Intelligent Accessory platform and are twice as expensive as the expected price point for the Company’s products.  In the SRIO product line, the closest competitor is Google Nexus 4, which is three times or more the expected cost of the Company’s product.

In general, the technology industry is characterized by rapid change and product development.  While the Company will take steps to protect and maintain its intellectual property, there is no guarantee that such intellectual property protection can safeguard against changes and innovation that characterize the high-technology industry.

In addition, it is possible that larger technology companies could develop competing technology and products.  These larger organizations typically have larger budgets, more resources and the ability to quickly hire talented personnel to develop and commercialize new products.  There are no assurances the Company will ever be able to compete in its target markets.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success.  The Company hopes to work with several strategic partners in important areas of its business and operations.  Currently, the Company has several strategic partners (noted below) and hopes to foster additional such relationships.  The Company believes that the most important strategic partnerships will be expanded relationships that it can form with its existing customers.  The Company’s management believes that adding more value to existing clients is the most efficient and useful route to building the Company’s business in a very competitive industry.

A key supplier of the Company will be is Flextronics, an outsourced contract manufacturer.  Pursuant to the Company’s relationship with Flextronics, the Company expects it will be able to obtain assembly and manufacturing of parts and products via Flextronics ’ manufacturing capabilities.

The Company has a relationship with Coppernic SAS based in France.  The parties began their relationship in July 2012 through entry into a supply contract whereby the Company supplied biometric verification devices to Coppernic SAS for the 2012 Ghana election.  The supply contract with Coppernic SAS was fulfilled upon warranty completion in December 2013.

The Company has a relationship with CenPos, Inc. related to payment processing gateway technology and services.  The parties entered an agreement in November 2009 pursuant to which the Company utilizes certain services and functions provided by CenPos, Inc.

The Company was a party to a joint development agreement with Multipolaris Trading and Manufacturing Limited (“Multipolaris”) of Budapest, Hungary.  Pursuant to the joint development agreement, the Company and Multipolaris developed technology and solutions together on an equal basis.  This joint development agreement has been terminated as a result of the closure of the Mulitpolaris in January 2013.  All of the work products and IP created as a result of this agreement has been provided to the Company.

In the area of quality processing and control, the Company has developed a strong relationship with CMTEC Solutions of Singapore.  Pursuant to the agreement of the parties in January 2010, CMTEC Solutions was to provide manufacturing and engineering quality control and oversight for the assembly of the Company’s products.  The agreement has a term of 12 months that renewed each year, unless one of the parties terminates prior to renewal.  Under the agreement, CMTEC Solutions received a minimum fee of $2,500 per month from the Company, plus has eligibility to receive bonuses and commissions.  As a result of the Manufacturing Agreement being put in place with Flextronics Corporation, the services of CMTEC were no longer required; hence this agreement was terminated as of 12/2/2010.

The Company has partnered with two firms with respect to accounting and finance services.  First, the Company entered into an arrangement with Nperspective to provide finance and CFO services to the Company.  This agreement was executed in October 2012 and expired one year from then.  Second, the Company entered into an accounting and business consulting services agreement with IN2IT Advisors in January 2013.  Per this agreement, the Company receives such services from IN2IT Advisors at the rate of $150.00 per hour.

Sales and Distribution Agreements

The Company has established business relationships with sales agents, distribution partners and others so that once its products are available these companies will promote and sell the Company’s products worldwide.  The following are among the Company’s sales and distribution partners (with whom the Company has agreements):

•	Acumen Telecommunicacionies S.A. de C.V.; located in Mexico; relationship since October 2010

•	AFIS and Biometrics Consulting, Inc.; relationship since August 2011

•	Artemis; located in France; relationship since December 2011

•	Artemis; located in South America; relationship since November 2011

•	Best Tech Link, S.L.; located in Madrid, Spain

•	Llacom S.A. de CV; located in Mexico

•	Ofimarket LTDA; located in Columbia; relationship since March 2011

•	Peter Gonzalez; located in Costa Rica; relationship since May 2011

•	Preferred IT Service, S.A.; located in Costa Rica; relationship since July 2011

•	Ricardo Galeano; located in Colombia; relationship since May 2011

•	Security Printing Consulting AG; Switzerland; relationship since December 2010

•	Smart Identity Devices Private Limited; located in India; relationship since June 2011

Marketing and Sales

The Company has conducted limited advertising and marketing to date.  The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use in order to grow its business and expand its customers.  The Company eventually anticipates a significant budget and need for marketing activities.  The primary focus of marketing campaigns will be designed to help the Company find new customers and to increase awareness of the Company’s products and platform.

The Company expects that its sales team will work closely with the marketing team to convert prospects into new customers. The sales team will be structured to align with target markets based on territory and customer patterns.

Research and Development

On April 1, 2013, the Company entered into an engineering contract for the hardware and software development of its next generation HDR device called the HDR+.  The device is expected to be used by government and enterprise customers to capture all forms of machine-readable data as well as the facial and fingerprint biometric information of persons. The total development costs for HDR+ would have amounted to $430,000. As of December 31, 2013, the Company had paid $44,000 in cash, which has been recorded as research and development expense.  Due to slippages in the development deliverables and lack of proper documentation being supplied, the Company terminated this agreement on November 11, 2013. The Company did not incur research and development costs during the year ended December 31, 2014.

The Company decided to refocus its research and development on its next generation of HDR Intelligent Accessory platform instead of a developing the new HDR+.  To achieve this it has contracted a Mechanical Designer and H/W and Embedded S/W Engineer to complete this task. As described above, the project is 75% completed to date and will require an additional approximately $60,000 to productize into a device that can be marketed to Government, or Enterprise potential customers.  The Company is also working to repackage the handheld solution it provided for the 2012 Presidential Elections in Ghana as a more generic Voter Verification device.  The completion of a final form factor design would require additional funding of $60,000 and, following the receipt of such funding; the product could be available for the market within approximately two months.   The Company estimates that it could create a product from this Mobile Payment platform within 12 months once it has committed funding.  The potential funding required to go from the current stage of development to a final product is estimated to be around $400,000. In addition, the Company is also expecting to complete development on two software back-end products.  One that will contain software elements to provide direct interfaces to customer AFIS (Automatic Fingerprint Identification Systems) and various other demographic databases and the other to act as an asset manager solution allowing for the management of the Company’s handheld product ’ s pairing and end user issuance processes from small scale operations to nationwide institutions or organizations.  The two software products being developed are: gateway server and asset manager server. They are both approximately 50% complete and each will require an additional three months of software development effort at an estimated cost of $25,000 each to become commercialized products.  However, as described elsewhere in this prospectus the Company does not have any commitments for any of this additional capital and there are no assurances it will ever be available to it.

The Company in 2014 has also started to utilize the services of a Kiosk manufacturer, Slabb Inc. for the production of a Multi-modal Biometric Enrolment and Verification Kiosk.  No formal agreement is in place, beyond a standard Non-Disclosure Agreement and the Company can utilize these services on an as needed basis.   The Company has purchased the first final production Multi-Modal Biometric Kiosk from this manufacturer in May 2014 and has received delivery of the unit in June 2014.

Acquisitions

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

On March 6, 2015, the Company entered into a Share Purchase Agreement (the "Purchase Agreement") with all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company will issue and sell to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. The closing is expected to occur on or before April 6, 2015. Within ten days of the closing date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the closing date, the Company will not be required to deliver the remaining shares of common stock. Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

Penn Investments Inc.

From March 2014 to August 2014, the Company borrowed an aggregate of $1,110,000 from Penn Investments, Inc., a related party under four promissory notes bearing interest at 15% per annum. On September 24, 2014 we entered into a Note Conversion Agreement with Penn Investments, Inc. pursuant to which an aggregate of $1,165,675 of principal and accrued interest due under these notes was converted into 2,915,000 shares of our common stock, based upon a conversion price of $0.40 per share, in full satisfaction of such notes. Penn assigned the shares after conversion to an unrelated third party.

Intellectual Property

The Company licenses certain technology for use in its products and business.  A key arrangement is the license of materials from Apple, Inc.  The license, executed in October 2009, provides the Company with the ability use certain Apple, Inc. materials in the Company’s own products.

The Company also holds numerous patents and intellectual property as a result of an assignment of the same to the Company in November 2012 by Thomas Szoke, Daniel Fozzati and Andras Vago.  Each of these individual assignors now beneficially own shares of common stock in the Company (as a result of the Acquisition, since these individuals were formerly shareholders of Innovation in Motion).

The following is a summary of the patents and patent applications as well as the trademarks that the Company has filed throughout the world:

•	HDR PCT Filing#: WO2011/019996A1 (applied in US, Canada, Europe, China, India, Brazil, Russia, Colombia, Mexico, South Africa, and Australia)

•	SRIO PCT Filing#: WO2011/028874A1 (applied in US, Canada, Europe, Japan, China, India, Brazil, Mexico, South Korea, and Australia)

•	HDR Design US Patent#: D649548 (also obtained in Europe, Japan, China, Switzerland, Mexico, Brazil, Singapore, Argentina, Colombia, and Venezuela)

•	SRIO & HDR Trademark filed in United States, Europe, Switzerland, Brazil, Mexico, Colombia, Singapore, and Australia

The HDR PCT Filing is a utility patent that focuses on the creation of an “ Intelligent Configurable Accessory ” and how this accessory can be utilized with a Bluetooth wireless connection and still provide not only data security but maintain an overall network security by ensuring the accessory is seen as a trusted element in the network.

The SRIO PCT Filing is a utility patent that provides for the creation of an “ Intelligent Accessory ” utilized in NFC payment systems both open and closed architecture.  The patent provides the means to create a secure environment, which can not only house the sensitive credit card information of the user but also allow its NFC chipset to emulate any of the cards stored on it for a transaction.  Today all NFC devices have single credit card information hard coded into its chipset and are recharged from users cards that are stored on cloud-based platforms.

The HDR Design Patent protects the shape and ergonomics of the HDR product.  The size and shape of the HDR product is distinctive for being able to house 7 machine-readable technologies in a single integrated unit the size of a smartphone.

The following is the exhaustive list of the all of the Company’ s patents, filings, and trademarks for each country:

Title - INTELLIGENT PERIPHERAL DEVICE (HDR - Design)

Country	Application/Patent No.	Status	Term
United States	D649,548 S	Issued	11/29/2025
China	ZL 201130084031.7	Issued	4/20/2021
Switzerland	137932	Issued	4/14/2016 (Renewal)
European Community	1270177	Issued	4/11/2016 (Renewal)
Argentina	DI 82259	Issued	4/19/2016 (Renewal)
Brazil	DI 7101457-8	Issued	4/20/2016 (Renewal)
Columbia	11-120885-00000-0000	Pending
Mexico	MX/f/2011/001192	Issued	4/18/2026
Singapore	D2011/472/Z	Issued	4/15/2016 (Renewal)
Japan	1423506	Issued	8/19/2014 (Renewal)

Title - AN INTELLIGENT PERIPHERAL DEVICE AND SYSTEM FOR THE AUTHENTICATION AND VERIFICATION OF INDIVIDUALS AND/OR DOCUMENTS THROUGH A SECURE MULTIFUNCTIONAL AUTHENTICATION SERVICE WITH DATA STORAGE CAPABILITY (HDR -Utility)

Country	Application/Patent No.	Status	Term
United States	13/390,113	Pending
Australia	2010282394	Accepted	08/13/2030
Mexico	MX/a2012/001768	Pending
Columbia	12 043.697	Pending
Brazil	BR 11 2012 003212 7	Pending
Russia	2012108483	Pending
India	2027/DELNP/2012	Pending
South Africa	2012/1728	Issued	8/13/2014 (Renewal)
China	201080046324.9	Pending
Canada	2,770,406	Pending
Europe	10808809.7	Pending

Title - A PERSONALIZED MULTIFUNCTIONAL ACCESS DEVICE POSSESSING AN INDIVIDUALIZED FORM OF AUTHENTICATING AND CONTROLLING DATA EXCHANGE (SRIO-Utility)

Country	Application/Patent No.	Status	Term
United States	13/393,852	Pending
Australia	2010289507	Granted	09/02/2030
South Korea	10-2012-7008685	Pending
India	2431/DELNP/2012	Pending
Mexico	MX/a2012/002553	Pending
Brazil	BR 11 2012 004791.4	Pending
Canada	2772213	Pending
Japan	2012-528037	Pending
China	201080047051	Pending
Europe	10814477.5	Pending

Title - Trademarks (HDR)

Country	Ser. No./Reg. No.	Status	Term
US (HDR)	85/224,242	Allowed
US (Think It. See it.)	85/224,250	Allowed
Mexico	1254125	Registered	07/20/2021 (Renewal)
Brazil	11-92888	Pending
Columbia	903873516	Pending
Singapore	1437687	Registered	07/20/2021 (Renewal)
Australia	1437687	Registered	07/20/2021 (Renewal)
Switzerland	621392	Registered	07/22/2021 (Renewal)

Employees and Organization

The Company presently has two full time employees and three consultants. Employees do not receive benefits at this time.  However, the Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Property

The Company’s headquarters are located in Longwood, Florida. The location consists of over 3,500 square feet.  The facility is fully furnished with computers, phone systems, Internet, and break rooms to accommodate up to 25 employees.  On December 12, 2014 ID Global Solutions Corporation entered into a Real Estate Purchase Agreement with Megan DeVault and Jeffrey DeLeon, as purchasers, pursuant to which we agreed to sell the purchasers, who are unrelated third parties, all of our rights, title and interest in an office building in Longwood, Florida which is the location of our principal executive offices for a purchase price of $240,000. The transaction closed on December 19, 2014.

Previously, on October 23, 2013 we entered into an office-building lease with Lucky Pony, LLC with purchase option, for our principal executive office in Longwood, Florida. Under the terms of the original lease, we had the option to purchase the building at the end of the six month lease term for a total purchase price of $430,000 less the non-refundable deposit of $100,000 that was paid on the lease initiation. In May, 2014, we acquired the office building, and the deposit of $100,000 was applied towards the purchase price of the building. The remaining funds required to close on the property were came from the capital obtained through the related party Promissory Note issued to the Company in March of 2014.

As a result of the sale of the building, the company recorded a loss of $71,616 during the fourth quarter of 2014.

On December 19, 2014 at the closing of the sale of the real property we entered into a 12 month lease for the facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges. We must notify the Landlord of our intention to extend the Lease for an additional 12 months by no later than October 31, 2015.

Subsidiaries

Currently, the Company has one subsidiary – Innovation in Motion.  The Company is the sole shareholder of Innovation in Motion.

Item 1A. Risk Factors

The Company has generated revenues, but limited profits, to date .

The Company has generated limited profits to date.  The business model of the Company involves significant costs, resulting in a low margin on revenues.  Coupling this fact with operating expenses incurred by the Company, the Company has only generated a small amount of total profits in the past.  The Company hopes that as its business expands that the scale of the enterprise would result in a higher gross margin and net margin.

There can be no assurance that the Company will successfully commercialize its product or sustain market acceptance.

There is no assurance that the Company will ever successfully commercialize its product or that the Company will experience a positive market reception. There is no assurance that the Company’s products or solutions will continue to meet with market acceptance.  Moreover, there is no assurance that these products and solutions will continue to have any competitive advantages. There can be no guarantee that the Company will not lose business to its existing or potential new competitors.

The Company’s independent auditors have issued a report raising a substantial doubt of the Company’s ability to continue as a going concern.

The Company’s independent auditors have provided a going concern opinion providing that unless the Company is able to generate sufficient cash flows from operations and/or obtain additional financing, there is a substantial doubt as to its ability to continue as a going concern.

The Company is an early-stage company with a limited operating history, and as such, any prospective investor may have difficulty in assessing the Company’s profitability or performance.

Because the Company is an early-stage company with a limited operating history, it could be difficult for any investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan.  The Company has limited financial results upon which an investor may judge its potential.  As a company still in the early stages of its life, the Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses encountered by any early-stage business.  An investor will be required to make an investment decision based solely on the Company management ’ s history, its projected operations in light of the risks, the limited operations and financial results of the Company to date, and any expenses and uncertainties that may be encountered by one engaging in the Company’s industry.

The Company is an early-stage company and has little experience in being a public company.

The Company is an early-stage company and as such has little experience in managing a public company.  Such lack of experience may result in the Company experiencing difficulty in adequately operating and growing its business.  Further, the Company may be hampered by lack of experience in addressing the issues and considerations, which are common to growing companies.  If the Company’s operating or management abilities consistently perform below expectations, the Company’s business is unlikely to thrive.

Reliance on third party agreements and relationships is necessary for development of the Company's business.

The Company will need strong third party relationships and partnerships in order to develop and grow its business.  The Company will be substantially dependent on these strategic partners and third party relationships.

The Company expects to incur additional expenses and may ultimately never be profitable. We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

We do not presently have sufficient capital to fund the completion of the development of our products or to satisfy our obligations as they become due.   Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2014, we had cash on hand of $159,296 and a working capital deficit of $99,549.  We anticipate that we will need $1,950,000 at a minimum to pay our existing obligations, complete development of certain of our products and execute our business plan over the next twelve months.   We will need to raise significant additional capital to fund the future growth of our company, including advertising and marketing, continued investment in sales and product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the development stage of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model and develop and introduce products is in jeopardy and we may never be able to generate any revenues or achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company. The Company is an early-stage company and has a limited history of its operations.  Ultimately, in spite of the Company’s best or reasonable efforts, the Company may have difficulty in generating revenues or attaining or remaining profitable.

The Company’ s officers and directors beneficially own a majority of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

The officers and directors of the Company currently beneficially own more than a majority of the Company’s outstanding common stock.  As such, they control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company has a major shareholder and independent director who owns a company that may pose a conflict of interest.

The majority shareholder and independent director Mr. Andras Vago owned a company called Multipolaris Trading and Manufacturing Limited that dealt in the same Government markets as the Company and was involved in the initial development of the Company’s products.  As of 2013, this company is no longer operational nor is it present anymore in the market.   There are no assurances, however, that Mr. Vago will not enter into future businesses, which may directly or indirectly compete with the Company.  In that event, it is possible that his personal interests will not coincide with those of our Company, which could cause a conflict of interest.  There are no assurances that such conflict, if it should occur in the future, will be resolved to our benefit.

The Company depends on its management team to manage its business effectively.

The Company's future success is dependent in large part upon its ability to understand and develop the business plan and to attract and retain highly skilled management, operational and executive personnel.  In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan.  The loss of any officer’s services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives, and as such would negatively impact the Company's possible overall development.

Government regulation could negatively impact the business.

The Company’s business may be subject to various government regulations in the jurisdictions in which it operates as the Company is pursuing business in numerous countries around the world and, as such, may incur delays in securing contracts and/or delivering contracts due to potential changes being invoked in Foreign and US Government policies regarding the importation and exportation of US based biometric technologies. Due to the security applications and biometric technology associated with the Company’s proposed products, the activities and operations of the Company could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies.  If the Company’s proposed products become subject to these license and export control regulations, the Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In that event, the Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

The Company may face significant competition from companies that serve its industries.

The Company may face competition from other companies that offer similar solutions.  Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company possesses.  These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences.  These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

No formal market survey has been conducted ..

No independent marketing survey has been performed to determine the potential demand for the Company’s proposed products over the longer term.  The Company has conducted no marketing studies regarding whether its business would continue to be marketable.  No assurances can be given that upon marketing, sufficient customer markets and business segments can be developed to sustain the Company's operations on a continued basis.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations.  Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations.  Any such liability, which might arise could be substantial and may exceed the assets of the Company.  The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law.  Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate .

The Company has applied for intellectual property and trade secret protection in aspects of its business.  There can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.  Further, there is no guarantee that current patents and other intellectual property adequately protect the Company or its business and operations.

The Company is subject to the potential factors of market and customer changes that could adversely affect the Company .

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers.  The needs of customers are subject to constant change, as technology needs are as quick to change, as are the businesses of customers.  Although the Company intends to continue to develop and improve its products to meet changing customer needs of the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company's competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts.  The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting and improving the features and functions of its services.  In the Company’s industry, failure by a business to adapt to the changing needs and demands of customers is likely to render the business obsolete.

The Company is an early-stage organization and has a correspondingly small financial and accounting organization. Being a public company may strain the Company's resources, divert management ’ s attention and affect its ability to attract and retain qualified officers and directors.

The Company is an early-stage company with no developed finance and accounting organization and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934.  However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it develops its business plan, services and scope.. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.  As a result, management ’ s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

There is no assurance that the Company will be able to establish or expand its market presence through successful acquisitions.

The ability of the Company to grow through acquisitions (as planned) will depend on a number of factors, including competition for acquisitions, the availability of capital and other resources to consummate acquisitions, and the ability to successfully integrate and train additional staff, including the staff of an acquired company. There can be no assurance that the Company will be able to establish and expand its market presence or to successfully identify suitable acquisition candidates and complete acquisitions on favorable terms.

In addition to facing competition in identifying and consummating successful acquisitions, such acquisitions could involve significant risks, including:

-	difficulties in the assimilation of the operations, services, and corporate culture of acquired companies, and higher-than-anticipated costs associated with such assimilation;

-	over-valuation of acquired companies or delays in realizing or a failure to realize the benefits, revenues, cost savings, and synergies that were anticipated;

-	difficulties in integrating the acquired business into information systems, controls, policies, and procedures;

-	failure to retain key personnel, business relationships, reputation, or clients of an acquired business;

-	the potential impairment of acquired assets;

-	diversion of management ’ s attention from other business activities;

-	insufficient indemnification from the selling parties for legal liabilities incurred by the acquired companies prior to acquisition;

-	the assumption of unknown liabilities and additional risks of the acquired business; and

-	unforeseen operating difficulties that require significant financial and managerial resources that would otherwise be available for the ongoing development or expansion of existing operations.

In addition, future acquisitions could materially and adversely affect the Company’s business, financial condition, results of operations, and liquidity. Possible impairment losses on goodwill and intangible assets, or restructuring charges could occur. These risks could have a material adverse effect on the business because they may result in substantial costs to the Company and disrupt its business.

There is limited liquidity on the OTCQB, which may result in stock price volatility and inaccurate quote information.

We recently received the symbol of IDGS and trade on the OTCQB, which has limited volume. When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, the Company’s common stock is quoted in the OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Shares of common stock in the Company are subject to resale restrictions imposed by Rule 144 of the Securities and Exchange Commission .

The shares of common stock held by current shareholders are “restricted securities” subject to the limitations of Rule 144 under the Securities Act.  In general, securities can be sold pursuant to Rule 144 after being fully-paid and held for more than 12 months.  Shares of the Company’s common stock are subject to Rule 144 resale restrictions, and accordingly, investors are subject to such resale limitations.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development.  Therefore, investors should not expect the Company to pay dividends in the foreseeable future.  As a result, investors will not receive any return on their investment prior to selling their Shares in the Company, if and when a market for such Shares develops.  Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor.  There is a possibility that the Shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per share.  If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser ’ s written consent to the transactions before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock, which could impact the liquidity of the Company’s common stock.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

-	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

-	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

-	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor ’ s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “ emerging growth company ” . (See “ Jumpstart Our Business Startups Act ” contained in this prospectus beginning on page 22, for a description of when a company may lose “ emerging growth company ” status.) The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Longwood, Florida. The location consists of over 3,500 square feet.  The facility is fully furnished with computers, phone systems, Internet, and break rooms to accommodate up to 25 employees.  On December 12, 2014 ID Global Solutions Corporation entered into a Real Estate Purchase Agreement with Megan DeVault and Jeffrey DeLeon, as purchasers, pursuant to which we agreed to sell the purchasers, who are unrelated third parties, all of our rights, title and interest in an office building in Longwood, Florida which is the location of our principal executive offices for a purchase price of $240,000. The transaction closed on December 19, 2014.

Previously, on October 23, 2013 we entered into an office-building lease with Lucky Pony, LLC with purchase option, for our principal executive office in Longwood, Florida. Under the terms of the original lease, we had the option to purchase the building at the end of the six month lease term for a total purchase price of $430,000 less the non-refundable deposit of $100,000 that was paid on the lease initiation. In May, 2014, we acquired the office building, and the deposit of $100,000 was applied towards the purchase price of the building. The remaining funds required to close on the property were came from the capital obtained through the related party Promissory Note issued to the Company in March of 2014.

As a result of the sale of the building, the company recorded a loss of $71,616 during the fourth quarter of 2014.

On December 19, 2014 at the closing of the sale of the real property we entered into a 12 month lease for the facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges. We must notify the Landlord of our intention to extend the Lease for an additional 12 months by no later than October 31, 2015.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material aspects.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 3, 2015, our common stock has been quoted on the OTCQB under the symbol "ISDG". As of March 26, 2015, there has been no sales of our common stock on the OTCQB.

Holders of our Common Stock

As of March 26, 2015, there were approximately 89 stockholders of record of our common stock.  This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 21, 2014, our Board of Directors authorized the ID Global Solutions Corporation Equity Compensation Plan (the “2014 Plan”) covering 25,000,000 shares of common stock. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 250,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock, or
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the 2014 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

The Company has not issued any securities under the 2014 Plan as of March 26, 2015.

Unregistered Sales of Equity Securities

On September 21, 2011, 10,000,000 shares of common stock were issued to Tiber Creek Corporation for total consideration paid of $1,000.00. Subsequently, on December 20, 2012, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.00

On September 21, 2011, 10,000,000 shares of common stock were issued to MB Americus, LLC for total consideration paid of $1,000.00. Subsequently, on December 20, 2012, the Company redeemed an aggregate of 9,750,000 of these shares for the redemption price of $975.00

On December 21, 2012, 1,000,000 shares of common stock were issued by the Company to David S. Jones pursuant to a change of control in the Company.

On August 12, 2013, the Company issued 156,603,323 shares of common stock in connection with the Acquisition, as follows:

Shareholder Name	Number of Shares

Multipolaris Corporation	3,200,000
Interpolaris Pte. Ltd.	32,000,000
MP Informatikai Kft.	19,200,000
Thomas Szoke	32,000,000
Thomas Szoke LLC	923,323
WalkThink LLC	14,400,000
Rick Antunes	33,120,000
David S. Jones	19,360,000
Melba Liliana Gonzalez Molina	2,400,000

From March 2014 to August 2014, the Company borrowed an aggregate of $1,110,000 from Penn Investments, Inc., a related party under four promissory notes bearing interest at 15% per annum. On September 24, 2014 we entered into a Note Conversion Agreement with Penn Investments, Inc. pursuant to which an aggregate of $1,165,675 of principal and accrued interest due under these notes was converted into 2,915,000 shares of our common stock, based upon a conversion price of $0.40 per share, in full satisfaction of such notes. Penn assigned the shares after conversion to an unrelated third party.

Additional disclosure

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," "our," or "the Company," refers to the business of ID Global Solutions Corporation.

Overview

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) ("ID Global" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ID Global has been in the developmental stage since inception.

The Company’s headquarters are located in Longwood, Florida. The location consists of over 3,500 square feet.  The facility is fully furnished with computers, phone systems, Internet, and break rooms to accommodate up to 25 employees.

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

We are further looking to enter into a business combination with other target companies with which ID Global may facilitate or improve the terms on which additional equity financing may be sought, provide liquidity for incentive stock options or similar benefits to key employees, increase the opportunity to use securities for acquisitions, provide liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective a business combination, we may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

Reverse Merger Transaction

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

Since former Innovation in Motion security holders owned, after the merger, the majority of ID Global shares of common stock, and as a result of certain other factors, including that all members of the Company’s executive management are from Innovation in Motion,  Innovation in Motion is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse merger and a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). These consolidated financial statements reflect the historical results of Innovation in Motion prior to the merger and that of the combined Company following the merger, and do not include the historical financial results of ID Global prior to the completion of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Going Concern

The Company has an accumulated deficit of $2,395,421 as of December 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor's understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

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

Other Assets

Other assets consist primarily of costs associated with the construction of an HDR mobile biometric devises. As of December 31, 2014, the devises are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges during the years ended December 31, 2014 or 2013.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's products.  Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. ASU 2014-10 is effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 and has removed the related disclosures in the accompanying condensed consolidated financial statements and notes.

Results of Operations and Financial Condition for the Year Ended December 31, 2014 as Compared to the Year Ended December 31, 2013

The following are the consolidated results of our operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

	Year Ended
	December 31,	December 31,
	2014	2013	$ Change

Operating expenses
Depreciation and amortization	$48,841	$44,530	$4,311
Research and development	1,500	44,000	(42,500)
General and administrative	717,505	882,925	(165,420)
Total operating expenses	767,846	971,455	(203,609)
Loss from operations	(767,846)	(971,455)	203,609
Loss on sale of property and equipment	(71,616)	-	(71,616)
Interest expense, net	(65,225)	(4,783)	(60,442)
Loss before income tax	(904,687)	(976,238)	71,551
Income tax expense	-	-	-
Net loss	$(904,687)	$(976,238)	$71,551

Operating Expenses

Operating expenses for the year ended December 31, 2014 decreased by $203,609 as compared to the same period in 2013 due primarily to a decrease in general and administrative expenses and research and development expenses for 2014 as compared to 2013. Our general and administrative expenses were higher in 2013 due to increased professional fees associated with the reverse merger transaction, which occurred in 2013. Out research and development expenses were higher in 2013 due to an engineering contract for the hardware and software development of our next generation HDR device called the HDR+, which was terminated in November 2013 and did not exist in 2014.

Loss on Sale of Property and Equipment

In May 2014 we acquired an office building for a purchase price of $430,000, which was sold in December 2014 for $240,000. As a result, we recorded a loss on sale of the building of $71,616 for the year ended December 31, 2014. There were no such transactions during 2013.

Interest Expense

Our interest expense increased during 2014 by $60,442 primarily due to additional debt issued during the year. During 2014 we borrowed an aggregate of $1,110,000 from Penn Investments, Inc., a related party under four promissory notes bearing interest at 15% per annum. These additional borrowings generated $65,675 of interest expense during 2014, which is the primary reason for the increase as compared to 2013.

Liquidity and Capital Resources

As of December 31, 2014, our current assets amounted to $159,296 and our current liabilities outstanding amounted to $258,845.

Net cash used by operating activities was $362,812 for the year ended December 31, 2014 compared to $900,592 in 2013. Our cash used in operations for 2014 was the primarily result of our net loss of $904,687, offset by non-cash expenses of $71,616 for the loss on the sale of our office building in December 2014, depreciation and amortization expenses of $148,841, decreases in other current assets of $112,000 and increases in accounts payable and accrued expenses of $165,393. Our cash used in operations for 2013 was primarily due to our net loss of $976,238, offset by non-cash depreciation and amortization expense of $44,530.

Net cash used in investing activities for 2014 was $407,043, which was primarily the result of $419,580 in spending for the purchase of property and equipment, $174,387 in spending for the construction of HDR mobile biometric devises in progress, $53,076 in spending for intangible assets related to our HDR and SRIO devises, offset by $240,000 in proceeds received from the sale of our office building in December 2014. Our net cash used in investing activities for 2013 was $231,860, which was the result in spending for intangibles assets.

Net cash provided by financing activities for 2014 amounted to $932,802, which was the result of additional notes payable borrowings of $1,148,417, offset by $224,615 for the repayment of notes payables. Net cash provided by financing activities for 2013 amounted to $1,120,233 primarily due to proceeds from the sale of common stock.

Description of Indebtedness

For a complete description of our outstanding debt as of December 31, 2014 and 2013, see Note 6 to the consolidated financial statements.

As of December 31, 2014, we had total notes payable outstanding of $48,417, which consisted of borrowings from related party entities. Of the amounts outstanding, $1,625 were repaid in January 2015 and $46,792 are due in May 2015 and bear interest at a rate of 15% per annum.

As of December 31, 2013, we had total notes payable outstanding of $224,615, which were all repaid in March 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

On December 19, 2014 at the closing of the sale of our office building, we entered into a 12 month lease for office facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Interim Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of December 31, 2014.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2014:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.
-	There is a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.
-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.
-	A formal audit committee has not been formed.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets.  The Company will also increase management's review of key financial documents and records.

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Age	Position(s) and Offices Held
Douglas Solomon	59	Chief Operating Officer and Chairman of the Board of Directors
Thomas Szoke	50	President and Chief Executive Officer and Director
Andras Vago	63	Director
Haraldo Artmann	57	Director
David S. Jones	59	Director

Douglas Solomon

Douglas Solomon serves as President, Chief Operating Officer and a Director of the Company.  Mr. Solomon is the co-founder of ID Solutions Inc., and has over 30 years of hands-on experience in the management and operations of high-tech international corporations and their subsidiaries. His experience includes over 18 years in international sales and marketing within the high-tech industry. Prior to founding ID Solutions, Douglas held various positions as President and/or CEO of various US-based and international companies. His experience and responsibilities include every aspect of running a business, people management, financial controls, resource planning and expansion/growth strategy of the company and its stakeholders. As a graduate of the University of the Witwatersrand, he started his career with Hewlett Packard in South Africa in 1979 and in 1985 left HP to start one of the largest HP OEM ’ s in Africa, under the banner of the then publicly traded “ Square One Solutions Group ”. In partnership with various local and international companies, Douglas has been instrumental in establishing a beachhead for numerous new ventures in a variety of high-tech focused opportunities.

Thomas Szoke

Thomas R. Szoke serves as President and Chief Executive Officer and a Director of the Company.  Mr. Szoke has over 25 years of engineering, global sales and operations management as well as extensive field experience and is one of the founding members of Innovation In Motion, Inc., founded in April of 2009, and was the Chief Operating Officer of Innovation In Motion Inc., which was merged into ID Global Solutions Corporation in August of 2013. Tom pioneered the concept and development and is the inventor of ID Global Corps HDR Intelligent Accessory product lines, which was the technological basis for ID Global Corps Inventory Control Handheld (ICH) and Handheld Voter Registration Device used in the Ghana elections in 2012. He is also the visionary behind the tested concept of ID Global Corps SRIO Mobile Payment Solution.

Mr. Szoke is recognized as an expert and visionary in his field. He is one of a kind when it comes to navigating and dealing with the complexities between technology, new product development and business. Tom has over 25 years in the high tech industry with a variety of technology companies, over 21 years of global business operations experience and global sales experience and over 5 years of experience in small business management.

Mr. Szoke spent 23 years with Motorola, Inc. gaining experience in field and product engineering, systems integration, program management and sales. Mr. Szoke was the Country Manager for Hungary for all of Motorola, Inc. Mr. Szoke also possesses 10 years of experience in the Biometrics Industry in management, sales, partnership development and technology/engineering development.  Mr. Szoke is a degreed Electrical Engineer and is fluent in English and Hungarian.

Andras Vago

Andras Vago serves as an Independent Director of the Company.  Since 1989, Mr. Vago has been the Founder, CEO and Managing Director of Multipolaris, based in Budapest, Hungary. Mr. Vago was also one of the Founders of Innovation In Motion, Inc., which was merged into ID Global Corp in August 2013. Mr. Vago has over 30 years of technical system development, technical system deployment and global executive management experience. His areas of expertise include manufacturing, delivery and installation of digital telephone and complex nation-wide information systems. Mr. Vago is an experienced systems integrator and provides the planning, development, supply, operation, servicing, maintenance and training on complex IT and communication networks and the integration of special surveillance systems.

Mr. Vago also focuses on the technology for the development and production of plastic or paper based security documents such as passports, national ID cards and personal and identification control mediums. Since 1997 Multipolaris has produced more than 130 million security documents including ID cards and passports. In 2004 Mr. Vago started a subsidiary company, Multicard Ltd., which is 100% owned by Mr. Vago, and manufactures a wide variety of plastic cards including bank cards, club, loyalty, traveler, membership, customer, access control, ID, VIP motorway tool and chip cards.

Mr. Vago also possesses knowledge in Marketing from the Hungarian Aluminum Industry Trust. He also possesses a background in Import/Export knowledge and experience during his career at the Machine Export Company, the Chemical Machine and Equipment Export and Import Company and was head of exporting at Chemical Machine and Equipment Export and Import Company, “Chemocomplex ”.

Mr. Vago is a degreed Engineer graduating from the College Faculty of Metallurgy of the Technical University of Heavy Industry in Miskolc. Mr. Vago also possesses a degree in the Economic Expert Branch of the Faculty of International Economic Relations from the University of Economics “ Karl Marx ” in Budapest, Hungary. Mr. Vago is fluent in Hungarian, German, Italian and English.

Haraldo Artmann

Mr. Artmann serves as an Independent Director of the Company.  He is a successful entrepreneur and a lawyer with extensive knowledge and experience in the Government and Private Sector in Brazil and other South American countries.  He is the founder and President of Audifone Brazil, an electronic company established in 1988 that specializes in the manufacturing and distribution of hearing aids in Brazil and throughout South America With over 70 employees and an extensive Affiliate distribution network including several company owned retail stores the company achieved annual sales in excess of $15 million US dollars.

Haraldo currently is expanding his Brazilian private sector business into the United States. He is in the process of developing a distribution network for his highly successful battery product line “ WPOWER ” of alkaline batteries, hearing aids batteries and Lithium batteries.  In 1983 he graduated with a Law Degree from the Universade Sao Francisco de Assis in Brazil, becoming an active Lawyer in the areas of Commerce, Bankruptcy, and Real Estate Law and continues to remain a registered member of the Brazilian Lawyers Bar Association. He also holds a Degree in International Commerce and diplomatic relationship from Faculdade de Comercio Exterior in Curitiba, Brazil and as a member of the Rotary Club he was involved in many humanitarian activities throughout Brazil.  As a hobby Haraldo enjoys flying his own plane and holds a Commercial Pilots License in Brazil and is currently working on his USA license.  Haraldo and his family reside in the Orlando area.

David S. Jones

David S. Jones served in the past as Chief Executive Officer, President, Secretary and Treasurer of the Company, and is presently a Director of the Company.  Mr. Jones has been in global business management in all regions of the world including global management of company personnel and contractor/partner relationships.  He has served as a board member on joint ventures operating in Beijing, China, Bangalore, India and Perth, Australia.  He has served and managed sales, field service, managed service, systems integration and professional service, marketing, finance, engineering, business development and other areas with a particular expertise in global services, strategic partnerships and joint venture management.  From 1986 through 2007, Mr. Jones worked for Motorola, Inc. with various systems, operations and development positions retiring as Vice President for Global Service Delivery Operations responsible for the global delivery of all technical call centers, network operations centers, secure operation center, technical training and services business development.  He served as a board member for the joint venture between Motorola and WiPro in Bangalore, India, Motorola and ERG in Perth, Australia and Motorola and a Local Manufacturer in Beijing, China.  From 2007 to 2010, Mr. Jones was Vice President and General Manager for Intermec Technologies, Inc. ’ s Global Services Division in Everett, Washington.  Mr. Jones was responsible for Intermec's global services business including margin improvement and revenue growth, sales, third party services, marketing, finance, call centers, parts sales and professional services.  From 2010 to 2011, Mr. Jones served in a consultant capacity to large and small manufacturers trying to enter or improve their services position in the market. And in 2011 Mr. Jones joined Innovation in Motion Inc. as President & CEO, which has grown from a start-up in 2009 to a pre-tax revenue of $7.7 million.  Mr. Jones received his Bachelor of Science degree in Civil Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana and his Masters in Business Administration degree from Baldwin Wallace College in Berea, Ohio.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.  Based on this review, the board has determined that there are two (2) independent directors, namely Andras Vago and Haraldo Artmann.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred	All
Name and				Stock	Option	Incentive Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

David S. Jones	2014	20,000	—	-	—	—	—	—-	20,000
Former CEO and Director (1)	2013	113,077	—	—	—	—	—	6,000	119,077

Douglas Solomon	2014	30,416	62,500	—	—	—	—	—	92,916
Chairman, COO and Director(23	2013	—	—	—	—	—	—	—	—

Thomas Szoke	2014	31,458	68,750	—-	—	—	—	—	100,208
President, CEO and Director(2)	2013	17,500	—	196,932	—	—	—	—	214,432

(1)	The salary accrued for Mr. Jones in 2013 was $113,076.88. This amount was forgiven by Mr. Jones, in exchange for which Mr. Jones was awarded 100,000 shares of the Company’s common stock. The shares were valued at fair market value on the date of issuance. Other compensation paid to Mr. Jones was for his auto allowance and amounted to $6,000 in 2013. In 2013 Mr. Jones forgave the $6,000 cash auto allowance, as it was included in the 100,000-share award of the Company’s common stock. Mr. Jones resigned on August 25, 2014.

(2)	The actual amounts in 2013 due to Mr. Szoke through Thomas Szoke PA, LLC related to the common stock issued were $144,432.00 in salary for which the Company issued the 577,729 shares of its pre-acquisition Innovation in Motion Inc. common stock on June 14, 2013 and $52,500.00 in salary for which the Company issued the 210,000 shares of post-acquisition ID Global Corp. common stock on September 30, 2013. The shares were valued at fair market value on the dates of issuance. Mr. Szoke’s Salary Compensation for the fiscal year ending 2014 was $31,458 , which includes $11,458 that was not paid in 2014 and hence has been accrued as of December 31, 2014. In addition, Mr. Szoke had a one time sign on bonus associated with the execution of his employment agreement that totaled $68,750.

(3)	Mr. Solomon’s Salary Compensation for the fiscal year ending 2014 was $30,416, which includes $10,416 that was not paid in 2014 and hence has been accrued as of December 31, 2014. In addition, Mr. Solomon had a one time sign on bonus associated with the execution of his employment agreement that totaled $62,500 that was not paid out in 2014 and hence has been accrued as of December 31, 2014.

The compensation shown above is presented for the calendar/fiscal year 2014 and 2013, respectively, and represents salaries and compensation payable to the officers noted above in connection with their services for the Company, or Innovation in Motion prior to the Acquisition.

As of December 31, 2014, there was accrued compensation in the amount of $84,374 that was due to the Company’s officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), if at all, however, the Company may compensate officers and employees as discussed below in “Anticipated Officer and Director Remuneration.”.

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the Acquisition.  Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers; as such shares do not represent compensation that was paid to any officer.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable, experiences positive cash flow or obtains additional financing.   However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.  No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control.  The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “ Anticipated Officer and Director Remuneration ” below.)

Employment Agreements

David S. Jones, formerly the CEO of the Company, was a party to an executive employment agreement, as of February 27, 2014, pursuant to which Mr. Jones received a base salary of $60,000 per year.  Mr. Jones was also eligible for vacation and sick leave.  The term of the employment agreement was from March 1, 2014 to February 28, 2017.   On July 1, 2014 he issued the Company a letter agreement pursuant to which he agreed to accept $1.00 as all compensation due him until such time as the parties entered into a new employment agreement. Mr. Jones’ resigned his positions with the Company in August 2014 and the employment agreement terminated upon his resignation.

The Company entered into an executive employment agreement with Douglas Solomon, as of February 27, 2014.  Pursuant to the agreement, Mr. Solomon will receive a base salary of $60,000 per year.  Mr. Solomon is also eligible for vacation and sick leave.  The term of the employment agreement is from March 1, 2014 to February 28, 2017. On July 1, 2014 he issued the Company a letter agreement pursuant to which he agreed to accept $1.00 as all compensation due him until such time as the parties entered into a new employment agreement. On December 19, 2014 the Company entered into a new executive employment agreement with Douglas Solomon. Pursuant to the agreement, Mr. Solomon will receive a base salary of $250,000 per year with a one time signing on bonus of three-months base salary. Mr. Solomon is also eligible for vacation and sick leave. The term of the employment agreement is from December 19, 2014 thru December 18, 2017.

The Company entered into an executive employment agreement with Thomas Szoke, as of February 27, 2014.  Pursuant to the agreement, Mr. Szoke will receive a base salary of $60,000 per year.  Mr. Szoke is also eligible for vacation and sick leave.  The term of the employment agreement is from March 1, 2014 to February 28, 2017. On July 1, 2014 he issued the Company a letter agreement pursuant to which he agreed to accept $1.00 as all compensation due him until such time as the parties entered into a new employment agreement. On December 19, 2014 the Company entered into a new executive employment agreement with Thomas Szoke. Pursuant to the agreement, Mr. Szoke will receive a base salary of $275,000 per year with a one time signing on bonus of three-months base salary. Mr. Szoke is also eligible for vacation and sick leave. The term of the employment agreement is from December 19, 2014 thru December 18, 2017.

The Company has certain key personnel consulting arrangements of note:

The Company previously retained Thomas Szoke PA, LLC ( “Szoke LLC”) as a long-term contractor for the Company since May 2009.  Szoke LLC is involved in all key aspects of the Company, including corporate strategy, product development, intellectual property and marketing planning.  The firm is a key advisor and consultant for the board of directors and senior management of the Company.  The contractor agreement originally had a term of 5 years, and is set to expire by May 2014.  However, in June 2012, the Company and Szoke LLC amended the original agreement, and the newly amended agreement expires five years from the date of the amendment.  The amended agreement increases the scope of Szoke LLC ’ s services to include sales support, technology planning and other operational duties.  The amended agreement provides that Szoke LLC will receive a consulting fee of $25,000 per month, subject to increase by ten percent (10%) each year.  In November 2012, the parties again amended the agreement, so that Szoke LLC could also provide technical support for the Company’s patenting process relating to HDR and SRIO solutions.  In consideration of these additional services, Szoke LLC was granted equity awards in the Company.  This agreement with Thomas Szoke LLC was canceled on October 1, 2013.

The Company entered a technical consulting engagement with Andras Vago in November 2012.  Pursuant to the agreement, Mr. Vago provides technical consulting with respect to the Company ’ s intellectual property and product development.  The term of the agreement is 12 months, subject to extension by mutual agreement of the parties.  In exchange for his services, Mr. Vago received equity awards from the Company.  This agreement was not renewed.

The Company has a consulting agreement with Platinum Bay, located in Florida, for senior management advice and consultative assistance.  Under this agreement (which was amended and restated in November 2012), Platinum Bay receives a flat amount of $2,100 per week for its services to the Company.  This agreement with Platinum Bay was canceled on October 1, 2013.

Beginning in 2011, the Company also has formed a consulting relationship with John Seno with respect to SRIO development and services.  This agreement expired in 2011 and was not renewed.

In March 2014, the Company entered into a consulting agreement with Jamie White an independent contractor hired to provide Mechanical Design services for the development of the Company ’ s new products. The agreement is a month-to-month agreement at a rate of $1200/week.

In April 2014, the Company entered into a consulting agreement with Platinum Bay Consulting located in Florida to provide consulting services to the senior management of the Company. The Company agreed to pay a monthly fee of $8,000 per month for 160 hours of consulting per month. Additional hours incurred by the consultant is charged to the Company at an agreed upon rate. The Company agreed to pay a $30,000 non-refundable retainer.  The agreement is a month-to-month agreement with no minimum required term.

In April 2014, the Company entered into a consulting agreement with James Fegan an independent contractor hired to provide specialized embedded software and hardware design services for the development of the Company’s new products. The agreement is valued at a maximum of $88,000, at a rate of $8000/bi-weekly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 26, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

		Number of Shares		Percentage of
		of		Common
Name	Position	Common Stock		Stock
David S. Jones	Former CEO and a Director	18,999,549		11.5%
Andras Vago	Director	54,400,000	(2)	33.1%
Thomas Szoke	President, CEO and Director	27,280,940	(3)	16.6%
Douglas Solomon	Chairman, COO and Director	1,500,000		<1%
Daniel Fozzati	5% shareholder	15,350,000	(5)	9.3%
Rick Antunes	5% shareholder	22,312,800		13.5%
Total owned by officers and directors		102,180,489		61.2%

(1) Based upon 164,300,789 shares outstanding as of the date of this prospectus.

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

(4) Includes 15,350,000 shares held by Walk Think LLC.  Mr. Fozzati is an officer and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity.

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Andras Vago is the majority shareholder of the Company, through his shares held in Multipolaris Corporation, Interpolaris Pte. Ltd. and MP Informatikai Kft. Mr. Vago also serves as a director on the board of the Company. Mr. Thomas R. Szoke is the second largest shareholder directly and through Thomas Szoke LLC which he is the sole shareholder, officer and director. Mr. Szoke is also a director on the board of the company and the CEO. Mr. Douglas W. Solomon is also a board director for the company and the President and COO. Mr. Rick Antunes is the third largest shareholder in the company and a consultant for company’s business. Mr. David S. Jones is the fourth largest shareholder and as is currently a director of the board for the company.

From March 2014 to August 2014, the Company borrowed an aggregate of $1,110,000 from Penn Investments, Inc., which is owned by Douglas Solomon, under four promissory notes bearing interest at 15% per annum. On September 24, 2014 we entered into a Note Conversion Agreement with Penn Investments, Inc. pursuant to which an aggregate of $1,165,675 of principal and accrued interest due under these notes was converted into 2,915,000 shares of our common stock, based upon a conversion price of $0.40 per share, in full satisfaction of such notes. Penn assigned the shares after conversion to an unrelated third party.

ID Global is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.

Item 14. Principal Accounting Fees and Services.

The Company has operating, investing and financial activities with a net loss of $904,687 for the year ended December 31, 2014. The company entered into agreement with an outside accounting firm for accounting purposes and aid in filing for all state and federal required taxes and reports. The Company's current president donated his time in filing Delaware taxes and SEC reports.

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

	December 31, 2013	December 31, 2014
Audit-Related Fees	$96,182	$66,333

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

ITEM 15.		EXHIBITS

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
10.1	(3)	Assignment of Patents
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Employment Agreement of David Jones
10.5	(3)	Employment Agreement of Douglas Solomon
10.6	(3)	Employment Agreement of Thomas Szoke
10.7	(3)	Promissory Note
10.8	(3)	Flextronics Manufacturing Services Agreement
10.9	(4)	Agreement with Tiber Creek Corporation
10.10	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.11	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.12	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.13	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.14	(5)	Promissory Note for $20,000 payable to Penn Investments
10.15	(5)	Promissory Note for $180,000 payable to Penn Investments
10.16	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.17	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.19	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.20	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
31.1*		Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*		Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

(1)         Previously filed on Form 10-12G on November 9, 2011 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(2)         Previously filed on Form 8-K on August 13, 2013 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(3)         Previously filed on Form S-1 on February 13, 2014 (File No.: 333-193924), as amended, as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(4)         Previously filed on Form S-1 on June 26, 2014 (File No.: 333-193924), as amended, as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference

(5)         Previously filed on Form S-1 on August 12, 2014 (File No.: 333-193924), as amended, as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference

(6)         Previously filed on Form 8-K on September 25, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(7)         Previously filed on Form 8-K on October 9, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(8)         Previously filed on Form 10-Q on November 14, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(9)          Previously filed on Form 8-K on November 28, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(10)         Previously filed on Form 8-K on December 22, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

(11)         Previously filed on Form 8-K on March 12, 2015 (File No.: 000-54545) and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ID Global Solutions Corporation

By: /s/Thomas R. Szoke
Name: Thomas R. Szoke
Title: Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2015 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas R. Szoke	Chief Executive Officer, President and Director
Thomas R. Szoke	(Principal Executive and Financial Officer)

/s/Douglas Solomon	COO, and Chairman of the Board
Douglas Solomon

/s/ Andras Vago	Director
Andras Vago

/s/ Haraldo Artmann	Director
Haraldo Artmann
Director
/s/ David S. Jones
David S. Jones

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ID Global Solutions Corporation

We have audited the accompanying consolidated balance sheets of ID Global Solutions Corporation (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

March 31, 2015

ID Global Solutions Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current assets
Cash	$159,296	$5,349
Other current assets	-	112,000
Total current assets	159,296	117,349

Property and equipment, net	21,582	38,011
Other assets	174,387	-
Intangible assets, net	421,774	393,146
Total assets	$777,039	$548,506

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$150,228	$50,510
Related party payables	60,200	16,175
Notes payable - related parties, current portion	48,417	224,615
Total current liabilities	258,845	291,300

Commitments

Stockholders' equity
Common stock, $0.0001 par value, 300,000,000 shares authorized, 163,538,289 and 160,623,289 shares issued and authorized at December 31, 2014 and 2013, respectively	16,354	16,062
Additional paid-in capital	2,897,261	1,731,878
Accumulated deficit	(2,395,421)	(1,490,734)
Total stockholders' equity	518,194	257,206
Total liabilities and stockholders' equity	$777,039	$548,506

The accompanying notes are an integral part of these consolidated financial statements

ID Global Solutions Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,	December 31,
	2014	2013

Operating expenses
Depreciation and amortization	$48,841	$44,530
Research and development	1,500	44,000
General and administrative	717,505	882,925
Total operating expenses	767,846	971,455
Loss from operations	(767,846)	(971,455)
Loss on sale of property and equipment	(71,616)	-
Interest expense, net	(65,225)	(4,783)
Loss before income tax	(904,687)	(976,238)
Income tax expense	-	-
Net loss	$(904,687)	$(976,238)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	161,405,947	63,650,780

The accompanying notes are an integral part of these consolidated financial statements

ID Global Solutions Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	1,500,000	$150	$790,055	$(514,496)	$275,709

Stock issued upon reverse merger	156,752,899	15,675	183,507	-	199,182
Issuance of shares to settle liabilities	460,390	46	115,051	-	115,097
Debt forgiven by related parties			128,456		128,456
Issuance of shares for cash	1,910,000	191	514,809		515,000
Net loss	-	-	-	(976,238)	(976,238)
Balance, December 31, 2013	160,623,289	16,062	1,731,878	(1,490,734)	257,206

Issuance of shares for conversion of debt and accrued interest	2,915,000	292	1,165,383	-	1,165,675
Net loss	-	-	-	(904,687)	(904,687)
Balance, December 31, 2014	163,538,289	$16,354	$2,897,261	$(2,395,421)	$518,194

The accompanying notes are an integral part of these consolidated financial statements.

ID Global Solutions Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2014	2013

Operating Activities
Net loss	$(904,687)	$(976,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	148,841	44,530
Loss on sale of property and equipment	71,616	-
Changes in operating assets and liabilities:
Accounts receivable	-	117,924
Other current assets	112,000	(112,000)
Accounts payable and accrued expenses	165,393	(39,538)
Due to related parties	44,025	64,730

Net cash used in operating activities	(362,812)	(900,592)

Investing Activities
Purchase of property and equipment	(419,580)	-
Sale of property and equipment	240,000	-
Increase in other assets	(174,387)	-
Investment in intangibles	(53,076)	(231,860)

Net cash used in investing activities	(407,043)	(231,860)

Financing Activities
Proceeds from issuance of common stock	-	515,000
Proceeds from issuance of notes payable	1,148,417	162,500
Issuance of common stock to settle liabilities	-	115,097
Payments of notes payable	(224,615)	-
Debt forgiven by related parties	-	128,456
Shares issued upon reverse merger	-	199,180

Net cash provided by financing activities	923,802	1,120,233

Net change in cash	153,947	(12,219)
Cash, beginning of the year	5,349	17,568
Cash, end of the year	$159,296	$5,349

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for conversion of notes payable and accrued interest	$1,165,675	$-
Issuance of common stock for consulting fees	$-	$115,098

The accompanying notes are an integral part of these consolidated financial statements

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

Reverse Merger Transaction

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

Going Concern

The Company has an accumulated deficit of $2,395,421 as of December 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues.

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

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property and equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet. Depreciation expense amounted to $24,393 and $21,482 for the years periods ended December 31, 2014 and 2013, respectively.

Other Assets

Other assets consist primarily of costs associated with the construction of HDR mobile biometric devises. As of December 31, 2014, the devises are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

Intangible Assets

Acquired intangible assets are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over ten years. Amortization expense amounted to $24,448 and $23,074 for the years ended December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges during the years ended December 31, 2014 or 2013.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's products.  Research and development costs are expensed as incurred.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at December 31, 2014 or 2013.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). ASU 2014-15 defines management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in ASU 2014-15 will be effectively prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2014

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31,	December 31,
	2014	2013

HDR	$170,394	$146,706
SRIO	121,731	102,259
New product development	10,818	-
Software	200,000	200,000
	502,943	448,965

Less: accumulated depreciation	81,169	55,819

	$421,774	$393,146

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices). Intangible assets are amortized over ten years.

The Company decided to refocus its research and development on its next generation of HDR Intelligent Accessory platform instead of developing the new HDR+.  To achieve this it has contracted a Mechanical Designer and H/W and Embedded S/W Engineer to complete this task.  The project will require an additional 6 months and approximately $200,000 to productize into a device that can be sold to Government, or Enterprise customers.  The costs associated with the development of this new product are recorded in intangible assets in the accompanying consolidated balance sheet and are reflected as new product development above.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	December 31,
	2014	2013

Computer equipment	$35,819	$32,035
Furniture and fixtures	54,016	54,016
	89,835	86,051

Less: accumulated depreciation	68,253	48,040

	$21,582	$38,011

Property and equipment consist of furniture and fixtures and computer equipment.  The furniture and computer equipment are being depreciated over a period of from three to five years.

In May 2014, the Company acquired an office building for a purchase price of $430,000, which was sold in December 2014 for $240,000. The Company recorded a loss on sale of the building of $71,616 in the accompanying consolidated statement of operations for the year ended December 31, 2014. The Company amortized the non-refundable deposit $100,000 to expense in 2014.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2014	2013

Accounts payable	$40,488	$19,638
Payroll related liabilities	109,740	26,069
Other current liabilities	-	4,803
	$150,228	$50,510

Related party payables	$60,200	$16,175

NOTE 6 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party outstanding totaled $48,417 and $224,615 as of December 31, 2014 and 2013, respectively, as described below:

	December 31,	December 31,
	2014	2013

Promissory note issued to a company owned by one of the stockholders in October 2013 with a term of six months and bearing interest at a rate of 15%. In March 2014, the Company paid the balance of the note in full.	$-	$120,000

Promissory notes issued to two directors in October 2013 in place of expense reimbursements due by the Company. The notes have a term of six months and bearing interest at a rate of 15%. In March 2014, the Company paid the balance of the notes in full.	-	62,115

Promissory note issued to a stockholder in November 2013 with a term of six months and bearing interest at a rate of 15%. In March 2014, the Company paid the balance of the note in full.	-	20,000

Promissory note issued to a stockholder in December 2013 with a term of six months and bearing interest at a rate of 15%. In March 2014, the Company paid the balance of the note in full.	-	22,500

Short-term borrowings from a company owned by one of the stockholders. The borrowings are due on demand and are non-interest bearing. In January 2015, the amounts have been paid in full.	1,625	-

Promissory note issued to a company owned by one of the stockholders in December 2014 with a term of six months and bearing interest at a rate of 15% per annum.	46,792	-
	$48,417	$224,615

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

The Company in 2014 has also started to utilize the services of a Kiosk manufacturer, Slabb Inc., for the production of its new Multi-modal Biometric Enrolment and Verification Kiosk.  No formal agreement is in place, beyond a standard Non-Disclosure Agreement and the Company can utilize these services on an as needed basis.   The Company as of December 31, 2014 has invested $10,818 for a Kiosk specifically designed for its markets, which is included intangible assets on the accompanying consolidated balance sheet as of December 31, 2014 (see Note 3).

NOTE 8 – STOCKHOLDER’S EQUITY

The Company has 300,000,000 shares authorized and 163,538,289 and 160,623,289 shares issued and outstanding as of December 31, 2014 and 2013, respectively.

On September 24, 2014, the Company issued a total of 2,915,000 common shares to Penn Investments, Inc. for the conversion of outstanding debt and interest (see Note 6).

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

On August 12, 2013, the Company acquired Innovation in Motion Inc., in a stock-for-stock transaction. The purpose of the Acquisition was to facilitate and prepare the Company for a registration statement and/or public offering of securities. The Acquisition was effected by the Company through the exchange of each of the outstanding shares and interests of Innovation in Motion for 1.6 shares of common stock of the Company. As a result, in the Acquisition, the shares and interests of common stock of Innovation in Motion were exchanged for, and converted into, 156,752,899 shares of common stock of the Company.

On September 30, 2013, the Company issued a total of 460,390 common shares to two shareholders to settle $115,097 of accrued liabilities that was owed to these shareholders.

NOTE 9 – INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes from continuing operations were as follows:

	December 31,	December 31,
	2014	2013

Statutory federal income tax rate	34%	34%
State taxes, net of federal benefit	1%	1%
Change in valuation allowance	-35%	-35%
	0%	0%

Significant components of deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2014	2013

Net operating loss carryforwards	$811,455	$522,000
Depreciation and amortization	3,018
Less: Valuation allowance	(814,473)	(522,000)
Deferred tax assets, net	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have $2,386,633 in NOL at December 31, 2014 that will begin to expire in 2029 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382.

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014 and 2013. We have no unrecognized tax benefits and no interest or penalties included in the financial statements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 19, 2014 at the closing of the sale of the Company’s office building (see Note 4), we entered into a 12 month lease for office facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges. The Company must notify the Landlord of our intention to extend the Lease for an additional 12 months by no later than October 31, 2015.

Executive Compensation

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

On July 1, 2014, the Company officers agreed to adjust their total compensation to $1 per year and will not receive any other benefits or other forms of compensation.

Effective August 25, 2014, David Jones resigned as the President and CEO.

Effective December 19, 2014, the Company entered into a three year employment agreement with Thomas Szoke to be the Company’s President and CEO. The agreement provides for an annual base salary of $275,000, along with a signing bonus equivalent to 3 months base salary. The agreement also provides for future bonuses, stock options and other benefits to be granted at the discretion of the Board of Directors.

Effective December 19, 2014, the Company entered into a three year employment agreement with Douglas Solomon to be the Company’s Chairman and COO. The agreement provides for an annual base salary of $250,000, along with a signing bonus equivalent to 3 months base salary. The agreement also provides for future bonuses, stock options and other benefits to be granted at the discretion of the Board of Directors.

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

NOTE 11 – SUBSEQUENT EVENTS

On March 6, 2015, ID Global Solutions Corporation (the “Company”) entered into a Share Purchase Agreement (the "Purchase Agreement") with all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company will issue and sell to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. The closing is expected to occur on or before April 6, 2015. Within ten days of the closing date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the closing date, the Company will not be required to deliver the remaining shares of common stock.

Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.