Form 10-Q
period 2015-03-31
ID Global Solutions Corp
filed 2015-05-15
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

☒ Yes ☐No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, par value $0.0001	165,063,289 shares
Documents incorporated by reference:	None

☐ No

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to ID Global Solutions Corporation, a Delaware corporation formerly known as IIM Global Corporation and its subsidiaries..

The information which appears on our website www.iimglobalcorp.com is not part of this report.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Current Assets:
Cash	$13,528	$159,296
Total Current Assets	13,528	159,296
Property and equipment, net	18,566	21,582
Other assets	203,390	174,387
Intangible assets, net	418,052	421,774
Total assets	$653,536	$777,039
Current liabilities:
Accounts payable and accrued expenses	$137,833	$150,228
Related party payables	90,650	60,200
Notes payable - related parties, current portion	243,887	48,417
Total current liabilities	472,370	258,845
Commitments
Stockholders' Equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 164,300,789 and 163,538,289 shares issued and authorized at March 31, 2015 and December 31, 2014, respectively	16,456	16,354
Additional paid-in capital	3,069,993	2,897,261
Accumulated deficit	(2,905,283)	(2,395,421)
Total stockholders' equity	181,166	518,194
Total liabilities and stockholders' equity	$653,536	$777,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	March 31, 2015	March 31, 2014
Operating Expenses
Depreciation and amortization	$11,271	$11,624
Research and development	24,000	2,474
General and administrative	472,836	98,176
Total operating expenses	508,107	112,274
Loss from operations	(508,107)	(112,274)
Interest expense, net	1,755	9,550
Loss before income tax	(509,862)	(121,824)
Income tax expense	-	-
Net loss	(509,862)	(121,824)
Net loss per share: Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding: Basic and diluted	163,724,678	160,623,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	March 31, 2015	March 31, 2014
Operating Activities
Net loss	$(509,862)	$(121,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,271	11,624
Share based payment for services	172,834	-
Changes in operating assets and liabilities:
Other assets	-	9,000
Accounts payable and accrued expenses	(12,393)	(33,969)
Due to related parties	30,450	(15,215)
Net cash used in operating activities	(307,700)	(150,384)
Investing Activities
Investment in intangibles	(4,535)	(8,990)
Investment in other assets	(29,003)	-
Net cash used in investing activities	(33,538)	(8,990)
Financing Activities
Proceeds from note payable to related parties	197,095	724,800
Payments of notes payable	(1,625)	(349,425)
Net cash provided by financing activities	195,470	375,375
Net change in cash	(145,768)	216,001
Cash, beginning of the year	159,296	5,349
Cash, end of the period	$13,528	$221,350
Supplemental disclosure of cash flow information:
Interest paid	-	$9,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ID GLOBAL SOLUTIONS CORPORATION

(FORMLY IIM GLOBAL CORPORATION)
Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company is presently developing biometric products and solutions for global government, enterprise, and consumer markets.  The Company is focused on two specific technology areas: biometric handheld identification and biometric mobile payment.  The Company’s objective is to focus on two distinct markets, one being the Government market requiring solutions for addressing its security and associated identity management needs and the other the Consumer Mobile Payment market which is looking to define non obtrusive but highly secure solutions used for credit and debit card payments that can incorporate biometric technologies.  To address these markets the Company has invested into patenting and developing both hardware and software platforms focused to address these specific market requirements.

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

Going Concern

The Company has an accumulated deficit of $2,905,283 as of March 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2014 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015.

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

Other Assets

Other assets consist primarily of costs associated with the construction of HDR mobile biometric devises. As of March 31, 2015, the devises are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges during the three months period ended March 31, 2015 and for the year ended December 31, 2014.

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

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at March 31, 2015 and December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). ASU 2014-15 defines management’s responsibilities to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in ASU 2014-15 will be effectively prospectively for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-15 for the year ended December 31, 2014.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
HDR	$174,435	$170,394
SRIO	122,223	121,730
New product development	10,818	10,818
Software	200,000	200,000
	507,476	502,942

Less: accumulated amortization	89,424	81,169

	$418,052	$421,774

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

The amortization expense for the three months ended March 31, 2015 and 2014 were $8,255 and $6,254, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	March 31,	December 31,
	2015	2014

Computer equipment	$35,820	$35,820
Furniture and fixtures	54,016	54,016
	89,836	89,836

Less: accumulated depreciation	71,270	68,254

	$18,566	$21,582

Property and equipment consist of furniture and fixtures and computer equipment.  The furniture and computer equipment are being depreciated over a period of from three to five years.

Depreciation expense for the three months ended March 31, 2015 and 2014 were $3,016 and $5,370, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014

Accounts payable	$62,483	$40,486
Payroll related liabilities	70,596	109,740
Loans	243,887	46,792
Other current liabilities	1,754	-
	$381,720	$197,018

Related party payables	$90,650	$60,200

The related party payable was owned to a company wholly owned by a major shareholder of the Company and owned to a service provider for services performed.

NOTE 6 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party outstanding totaled $243,887 as of March 31, 2015:

	March 31,	December 31,
	2015	2014

Short-term borrowings from a company owned by one of the stockholders. The borrowings are due on demand and are non-interest bearing. In January 2015, the amounts have been paid in full.	$-	$1,625
Promissory note issued to a company owned by a stockholder of the Company in December 2014 bearing interest rate of 15% per annum. This promissory note is due on June 30, 2015.	46,792	46,792
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,095	-
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	15,000	-
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	32,000	-
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,000	-
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	130,000
	$243,887	$48,417

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

NOTE 10 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company has 300,000,000 shares authorized and 164,300,789 issued and outstanding as of March 31, 2015.

On March 9, 2015, the Company issued a total of 762,500 common shares at $0.17 per shares for services provided to the company of which 387,500 common shares were issued for consulting services provided and 375,000 shares were issued for legal services provided.

On September 24, 2014, the Company issued a total of 2,915,000 common shares to Penn Investments, Inc. for the conversion of outstanding debt and interest.

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

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2015 (the "Closing Date"), the Company and all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), closed (the "Closing") on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to 1) amend the number of shares to be issued within ten days of the Closing Date from 7,000,000 shares to 6,101,517 shares; and 2) to amend the balance of shares to be delivered from 600,000 shares to 1,498,483 shares, upon the payment of certain liabilities by the Multipay Shareholders. The 6,101,517 shares will be issued on May 18, 2015.

Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia. In accordance with FASB ASC 805, the Company shall disclose pro-forma financial information, however, the Company has not yet completed its initial accounting for business combination due to different accounting standard was adopted by Mulitpay while at the same time acquisition audits of MultiPay’s financial statements for the years ended December 31, 2014 and 2013 have not been completed. The Company is not able to present pro-forma financial information at this point.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of March 31, 2015, ID Global had not generated revenues in 2015 and had accumulated a net loss of $2,905,283 since inception. This is consistent with the prior period of March 31, 2014 in which no revenues were generated.

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

Going concern

We have not reported revenues during 2015 and have an accumulated deficit of approximately $2.9 million at March 31, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 and 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to report revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

	Three months ended March
	2015	2014
Net Revenues	$-	$-
Cost of sales	-	-
Operating Expenses:
Depreciation and amortization	11,271	11,624
Research and development	24,000	2,474
General and administrative	472,836	98,176
Total operating expenses	508,107	112,274
Loss from operation	508,107	112,274
Total other expenses	1,755	9,550
Net loss	$509,862	$121,824

Three Month Periods Ended March 31, 2015 and 2014

Revenues

During the three month periods ended March 31, 2015 and 2014, no revenues were generated.

Expenses

Research and Development Expense. For the three months ended March 31, 2015, the Company incurred $24,000 in research and development for the Colombia Transit Kiosk Project which was a 100% increase from the three months ended March 31, 2014.

Depreciation and Amortization expense. For the three months ended March 31, 2015, depreciation and amortization expense remained relatively constant as compared to the three months ended March 31, 2014.

General and Administrative Expenses. For the three months ended March 31, 2015, general and administrative expenses were $472,836 as compared to $98,176 for the three months ended March 31, 2014, an increase of $374,660. This was primarily the result of an increase in payroll and professional fees. For the three months ended March 31, 2015 and 2014 general and administrative expenses consisted of the following:

	Three Months Ended	Three Months Ended
	31-Mar-15	31-Mar-14
Occupancy	$9,000	$9,000
Payroll and related	142,377	16,959
Professional fees	297,692	49,849
Internet/Phone	4,520	10,870
Travel/Entertainment	6,290	1,369
Marketing	-	4,748
Other	12,957	5,382

Total General and Administrative	$472,836	$98,177

•	For the three months ended March 31, 2015, Occupancy expense remained flat.

•	For the three months ended March 31, 2015, Payroll and Related expenses increased due to Company’s officers beginning to take salaries.

•	For the three months ended March 31, 2015, Professional fee expense increased due to Legal and Consulting Fee expense that were incurred in 2014 due to the acquisition of MultiPay on March 6, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2015 we had a working capital deficit of $458,842 as compared to a working capital surplus of $74,839 at December 31, 2014. As of March 31, 2015, we had total current assets of $13,528 and we had total current liabilities of $472,370.

On a cash basis operating activities used $307,700 and $150,384 in cash for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

As of March 31, 2015 our Intangible Assets which consist of SRIO (Biometric wallet devices), HDR (Handheld biometric mobile devices) and software, continue to be viable. It has been confirmed during the preparation of the 10K that an impairment reserve is not required.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Executive Officer who also serves as our principal financial and accounting officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that, as of March 31, 2015, the disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2015, the Company issued a total of 762,500 common shares at $0.17 per shares for services provided to the Company of which 387,500 common shares were issued for consulting services provided and 375,000 shares were issued for legal services provided.

OnApril 6, 2015 (the "Closing Date"), the Company and all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), closed (the "Closing") on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to amend the 7,000,000 shares to be issued within ten days of the Closing Date to 6,101,517 shares and the 600,000 shares to be delivered upon Multipay Shareholders paid off the required amount to 1,498,483 shares. The 6,101,517 shares will be issued on May 18, 2015.

On May 13, 2015, the Company entered into a Securities Purchase Agreement with an accredited investor and Douglas Solomon, an executive officer and director of the Company, pursuant to which the accredited investor and Mr. Solomon invested $100,000 and $50,000, respectively, into the Company in consideration of a Secured Convertible Debenture and a common stock purchase warrant to acquire 2,727,273 and 1,363,636, respectively, shares of common stock exercisable for a period of five years at an exercise price of $0.055 subject to antidilution protection. The Secured Convertible Debentures bear interest of 10%, are payable on the earlier of the Company closing a financing in excess of $500,000 or September 15, 2015 and is convertible into shares of common stock at $0.055 per share subject to antidilution protection. In the event the Secured Convertible Debentures are not paid in full by the maturity date, then the Company shall be obligated to issues shares of common stock to the holder as liquidated damages in the amount equal to the principal and interest outstanding multiplied by .25 per month, which such product will be divided by the conversion price then in place. Such liquidated damages will be paid on a monthly basis until this debenture is paid in full. The Secured Convertible Debenture is secured by all assets of the Company.

All of the offers and sales of securities listed above were made to accredited investors, affiliates or executive officers of the Company, and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regard to those sales. No advertising or general solicitation was employed in offering the securities. The offers and sales were made to a limited number of persons, each of whom was an accredited investor, or an executive officer of the Company, and transfer of the common stock issued was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above referenced persons, we have made independent determinations that each of the investors were accredited investors and that each investor was capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

See ITEM 1A above.

ITEM 6. EXHIBITS

ITEM 15.		EXHIBITS

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
10.1	(3)	Assignment of Patents
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Employment Agreement of David Jones
10.5	(3)	Employment Agreement of Douglas Solomon
10.6	(3)	Employment Agreement of Thomas Szoke
10.7	(3)	Promissory Note
10.8	(3)	Flextronics Manufacturing Services Agreement
10.9	(4)	Agreement with Tiber Creek Corporation
10.10	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.11	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.12	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.13	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.14	(5)	Promissory Note for $20,000 payable to Penn Investments
10.15	(5)	Promissory Note for $180,000 payable to Penn Investments
10.16	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.17	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.19	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.20	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.23*		Form of Securities Purchase Agreement entered on May 13, 2015
10.24*		Form of Security Agreement entered on May 13, 2015
10.25*		Form of Secured Convertible Debenture issued on May 13, 2015
10.26*		Form of Common Stock Purchase Warrnat issued on May 13, 2015
31.1*		Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*		Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

ID Global Solutions Corp.

By: /s/ Thomas R. Szoke
Thomas R. Szoke, Chief Executive Officer,
Principal financial and accounting officer
Dated: May 15, 2015

