Form 10-Q
period 2015-06-30
ID Global Solutions Corp
filed 2015-08-19
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-54545

ID GLOBAL SOLUTIONS CORPORATION

(Exact name of registrant as specified in its charter)

IIM GLOBAL CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	46-2069547
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Stock, par value $0.0001	173,284,806 shares
Documents incorporated by reference:	None
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

FINANCIAL STATEMENTS

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Current Assets:	(unaudited)	(audited)
Cash	$525,541	$159,296
Other Current Assets	$237,311
Total Current Assets	762,852	159,296
Property and equipment, net	31,885	21,582
Other assets	240,636	174,387
Intangible assets, net	1,425,728	421,774
Total assets	$2,461,101	$777,039
Current liabilities:
Accounts payable and accrued expenses	$5,068,893	$150,228
Related party payables	83,838	60,200
Notes payable - related parties, current portion	588,908	48,417
Total current liabilities	5,741,639	258,845
Commitments
Stockholders’ Equity:
Common stock, $0.0001 par value, 300,000,000 shares authorized, 173,284,806 and 160,623,289 shares issued and authorized at June 30, 2015 and December 31, 2014, respectively	17,939	16,354
Additional paid-in capital	3,897,688	2,897,261
Accumulated deficit	-7,195,555	-2,395,421
Total stockholders’ equity	-3,280,538	518,195
Total liabilities and stockholders’ equity	$2,491,101	$777,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS (USD $)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total Income	$11,046	$—	$11,046	$—
Operating Expenses
Depreciation and amortization	11,469	$11,891	22,740	23,516
Research and development	853		24,853	—
General and administrative	4,250,996	149,495	4,723,833	250,154
Total operating expenses	4,263,318	161,386	4,771,426	273,670
Loss from operations	-4,252,272	-161,386	-4,760,380	-273,670
Loss on sale of property and equipment	—		—
Interest expense, net	-11,741	-22,500	-13,496	-32,050
Translation loss	-26,259		(26,259)
Loss before income tax	-4,290,272	-183,886	-4,800,135	-305,720
Income tax expense	—
Net loss	($4,290,272)	($183,886)	($4,800,135)	($305,720)
Net loss per share: Basic and diluted	($0.03)	$0.00	($0.03)	$0.00
Weighted average shares outstanding: Basic and diluted	166,054,195	160,623,289	166,054,195	160,623,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	June 30, 2015	June 30, 2014
Operating Activities
Net loss	($509,861)	($305,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,271	23,516
Share based payment for services	172,833	—
Changes in operating assets and liabilities:
Other assets	—	—
Accounts payable and accrued expenses	(12,393)	(3,006)
Security Deposit		112,000
Due to related parties	0
Net cash used in operating activities	(307,700)	(173,210)
Purchase of Fixed Assets		(419,266)
Investing Activities
Investment in intangibles	(4,535)	(77,694)
Investment in other assets	(29,003)	—
Net cash used in investing activities	(33,538)	(496,960)
Financing Activities
Proceeds from note payable to related parties	197,095	910,010
Payments of notes payable	(1,625)	(224,625)
Net cash provided by financing activities	195,470	685,385
Net change in cash	(145,768)	15,205
Cash, beginning of the period	159,296	5,349
Cash, end of the period	$13,528	$20,554
Supplemental disclosure of cash flow information:
Cash Paid for Interest paid	—	$22,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID GLOBAL SOLUTIONS CORPORATION

(FORMLY IIM GLOBAL CORPORATION)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND MERGER

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) (“ID Global” or the “Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In addition to a change in control of its management and shareholders, the Company’s operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. ID Global was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

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

On April 6, 2015 (the “Closing Date”), ID Global Solutions Corporation (the “Company”) and all of the shareholders (the “Multipay Shareholders”) of Multipay S.A., a Colombian corporation (“Multipay”), closed (the “Closing”) on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the “Multipay Shares”) from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to amend the 7,000,000 shares to be issued within ten days of the Closing Date to 6,101,517 shares and the 600,000 shares to be delivered upon Multipay Shareholders paid off the required amount to 1,498,483 shares.

Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

Going Concern

The Company has an accumulated deficit of $7,173,631 as of June 30, 2015. Which has increased by $4,778,211 since December 31, 2014 due to the booking of a derivative liability resulting from a capital raise of $850,000 in the form of a convertible debenture. Which was backed by stock at $0.03 per share and warrants at $0.05 per share. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

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

Accounts Receivable and Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, the fee is fixed and determinable, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. Accounts receivable are reviewed periodically for collectability.

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

Derivative financial instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Other Assets

Other assets consist primarily of costs associated with the construction of HDR mobile biometric devises. As of June 30, 2015, the devises are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges during the three months period ended June 30, 2015 and for the year ended December 31, 2014.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products.  Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had no assets or liabilities required to be recorded at fair value on a recurring basis at June 30, 2015 and December 31, 2014.

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

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
HDR	$175,211	$170,394
SRIO	124,636	121,730
New product development	10,818	10,818
Software	1,212,846	200,000
	1,523,511	502,942

Less: accumulated depreciation	97,783	81,169

Intangible Assets, Net	$1,425,728	$421,774

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

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	June 30,	December 31,
	2015	2014

Computer equipment	$35,820	$35,820
Furniture and fixtures	114,342	54,016
	150,162	89,836

Less: accumulated depreciation	118,277	68,253

Property and Equipment, Net	$31,885	$21,582

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

Depreciation expense for ID Global and MultiPay for the six months ended June 30, 2015 was $12,505.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014

Derivative Liability	$4,530,375	$
Accounts payable	589,406	$40,486
Payroll related liabilities	225,335	109,740
Loans	586,310	46,792
Other current liabilities	11,435	0
	$5,942,861	$197,019

Related party payables	$83,838	$60,200

Total Current Liabilities	$6,026,699	$257,219

The related party payable was owned to a company wholly owned by a major shareholder of the Company and owned to a service provider for services performed.

NOTE 6 – PROMISSORY NOTES – RELATED PARTY

Promissory notes – related party outstanding totaled $389,190 as of June 30, 2015:

	June 30,	December 31,
	2015	2014

Short-term borrowings from a company owned by one of the stockholders. The borrowings are due on demand and are non-interest bearing. In January 2015, the amounts have been paid in full.	$—	$1,625
Promissory note issued to a company owned by a stockholder of the Company in December 2014 bearing interest rate of 15% per annum. This promissory note is due on June 30, 2015.	37,095	46,792
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,095	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	15,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	32,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	130,000
Promissory note issued to a company owned by a stockholder of the Company in May 2015 bearing interest rate of 10% per annum. This promissory note is due on September 15, 2015.	55,000
Promissory note issued to a company owned by a stockholder of the Company in May 2015 bearing interest rate of 10% per annum. This promissory note is due on September 15, 2015.	100,000

	$389,190	$48,417

NOTE 7 – ACQUISITION OF MULTI-PAY

On April 6, 2015 (the “Closing Date”), the Company and all of the shareholders (the “Multipay Shareholders”) of Multipay S.A., a Colombian corporation (“Multipay”), closed (the “Closing”) on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the “Multipay Shares”) from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to 1) amend the number of shares to be issued within ten days of the Closing Date from 7,000,000 shares to 6,101,517 shares; and 2) to amend the balance of shares to be delivered from 600,000 shares to 1,498,483 shares, upon the payment of certain liabilities by the Multipay Shareholders. The 6,101,517 shares will be issued on May 18, 2015. The Company has recorded contingent assets and related contingent liability from the acquisition because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders.

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation
Assets	$288,027
Intangible assets	1,054,333
Total	(299,628)
Less fair value of liabilities	(732,209)
Purchase price	$610,151

NOTE 8 – DERIVATIVE LIABILITY

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants or conversion features with such provisions are no longer recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.

As of June 30, 2015, the Company had outstanding convertible notes for $850,000 and warrants of 19,490,909 that the Company determined were a derivative liability due to the “reset” clause associated with the note and warrant’s conversion price. The Company had valued the derivative liability of these notes at $4,530,375 using the Black-Scholes-Merton option pricing model.

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2015:

Stock price	$0.10
Risk free rate	0.28% - 1.63%
Volatility	325%
Conversion/ Exercise price	$0.03 - $0.05
Dividend rate	0%
Term (years)	0.42 to 5.0

The following table represents the Company’s derivative liability activity for the period ended June 30, 2015:

Amount

Derivative liability balance, December 31, 2014	$—
Issuance of derivative liability during the period ended June 30, 2015	4,030,124
Change in derivative liability during the nine months ended June 30, 2015	500,251
Derivative liability balance, June 30, 2015	$4,530,375

NOTE 9 – CONVERTIBLE DEBT

During the quarter ended June 30, 2015, the Company issued convertible debentures to investors in the aggregate principal amount of $850,000. The convertible debentures (i) are secured, (ii) bear interest at the rate of 10% per annum, and (iii) are due the earlier of one year from the date of issuance or upon the closing of a debt or equity financing in excess of $2,000,000. The convertible debentures are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by $0.03. However, the conversion prices ranging from $0.03 to $0.055 can be adjusted downward if certain conditions take place such as the Company issuing securities for a price less than the conversion price.

In connection with the issuance of these convertible debentures, the Company also issued to each investor an aggregate of 19,490,909 warrants to purchase shares of the Company common stock. The warrants have an exercise prices ranging from $0.05 to $0.055 per share and expire five years from the date of issuance. However, the exercise price can be adjusted downward if certain conditions take place such as the Company issuing securities for a price less than the exercise price.

Due to the potential adjustment in the conversion price associated with these convertible debentures and the potential adjustment in the exercise price of the warrants, the Company has determined that the conversion feature and warrants are considered derivative liabilities. The embedded conversion feature and the fair value of the warrants was initially calculated to be $2,408,670 and $1,621,454, respectively, which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible debentures of $850,000 with the remaining $3,180,124 begin charge as a financing cost during the quarter ended June 30, 2015. The debt discount is being amortized over the five months to one year terms of the convertible debentures. The Company recognized interest expense of $62,819 during the quarter ended June 30, 2015 related to the amortization of the debt discount.

NOTE 10 – RESEARCH AND DEVELOPMENT

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

NOTE 11 – STOCKHOLDER’S EQUITY (DEFICIT)

The Company has 300,000,000 shares authorized and 173,284,806 issued and outstanding as of June 30, 2015.

In the second quarter, the Company issued a total of 9,746,518 common shares at a weighted average of $0.18 per shares. There were 6,101,517 shares issued in conjunction with the MultiPay Acquisition, 2,000,000 shares issued in relation to the $700,000 capital raise and 1,645,001 shares for services provided to the company.

On September 24, 2014, the Company issued a total of 2,915,000 common shares to Penn Investments, Inc. for the conversion of outstanding debt and interest.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2015, ID Global in conjunction with MutliPay generated revenues of $554,130 in 2015 and had accumulated a net loss of $7,226,236 since inception.

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

Going concern

We have not reported revenues in ID Global during 2015 and have an accumulated deficit of approximately $7.2 million at June 30, 2015. MultiPay has reported revenues in the amount of $554,130.00 in 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 and 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to report revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net Revenues	$554,130	$—	$0.02
Cost of sales	—	—	—
Operating Expenses:
Depreciation and amortization	19,413	11,891	22,647	23,516
Research and development	853		24,853
General and administrative	4,526,346	149,495	4,717,938	250,154
Total operating expenses	4,546,612	161,386	4,765,437	273,670
Loss from operation	(3,992,482)	(161,386)	(4,765,437)	(273,670)
Total other income (expense)	(58,248)	(22,500)	(12,774)	(32,050)
Net income (loss)	$(4,050,730)	$(183,886)	$(4,778,211)	$(305,720)

Three and Six Month Periods Ended June 30, 2015 and 2014

Revenues

During the three and six month periods ended June 30, 2015 and 2014, no revenues were generated by ID Global, however MultiPay has generated $554,130 since December 31, 2014.

Expenses

Research and Development Expense. For the six months ended June 30, 2015, the Company incurred $24,853 in research and development primarily for the Colombia Transit Kiosk Project which was a 100% increase from the six months ended June 30, 2014.

Depreciation and Amortization expense. For the six months ended June 30, 2015, depreciation and amortization expense remained relatively constant as compared to the six months ended June 30, 2014.

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Occupancy	$9,300	$22,899
Payroll and related	369,788	65,913
Professional fees	302,369	125,956
Internet/Phone	4,006	8,715
Travel/Entertainment	13,827	5,104
Marketing	0	8,143
Other	3,827,057	13,424
Total General and Administrative	$4,526,346	$250,154

For the six months ended June 30, 2015, Occupancy expenses were reduced by $13,599.

For the six months ended June 30, 2015, Payroll and Related expenses increased due to Company’s officers beginning to take salaries and the hire of a Chief Financial Officer.

For the six months ended June 30, 2015, Professional fee expense increased due to Legal and Consulting Fee expense that were incurred in 2014 due to the acquisition of MultiPay on March 6, 2015 and a capital raise of $850,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015, we had total current assets of $695,571 and we had total current liabilities of $6,026,699.

On a cash basis operating activities used $865,793 and $307,365 in cash for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

As of June 30, 2015 our Intangible Assets which consist of SRIO (Biometric wallet devices), HDR (Handheld biometric mobile devices) and software, continue to be viable. It has been confirmed during the preparation of the 10K that an impairment reserve is not required.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, under the supervision and with the participation of the Chief Executive Officer who also serves as our principal financial and accounting officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Financial Officer who also serves as our principal financial and accounting officer concluded that, as of June 30, 2015, the disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting as identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Principal financial and accounting officer
Dated: August 19, 2015

