Form 10-Q/A
period 2015-06-30
ID Global Solutions Corp
filed 2015-08-27
CIK 1534154

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

EXPLANATORY NOTE

ID Global Solutions Corporation (f/k/a IIM Global Corporation) (the “Company”)  is filing this Form 10-Q/A Amendment No. 1 for the quarterly period ended June 30, 2015, for the sole purpose of reporting a more accurate consolidation. Subsequent to the filing MultiPay S.A. provided updated financial data that had a material impact on the financials. This data enabled the Company to present a more detailed and accurate consolidation. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

FINANCIAL STATEMENTS

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
Current Assets:	(unaudited)	(audited)
Cash	$525,541	$159,296
Contingent asset	149,848	—
Other Current Assets	237,311	—
Total Current Assets	912,700	159,296
Property and equipment, net	31,885	21,582
Other assets	240,636	174,387
Intangible assets, net	1,425,728	421,774
Total assets	$2,610,949	$777,039
Current liabilities:
Accounts payable and accrued expenses	$625,600	$150,228
Convertible notes payable, net	67,918	—
Derivative liability	4,530,375	—
Related party payables	83,838	60,200
Contingent liability	149,848	—
Notes payable - related parties, current portion	234,190	48,417
Promissory note payable	199,718	—
Total current liabilities	5,891,487	258,845
Commitments
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 300,000,000 shares authorized, 173,284,806 and 163,538,289 shares issued and authorized at June 30, 2015 and December 31, 2014, respectively	17,329	16,354
Additional paid-in capital	3,897,688	2,897,261
Accumulated deficit	(7,195,555)	(2,395,421)
Total stockholders’ equity (deficit)	(3,280,538)	518,194
Total liabilities and stockholders’ equity (deficit)	$2,610,949	$777,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

CONSOLIDATED STATEMENTS OF OPERATIONS (USD $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Income	$11,046	$—	$11,046	$—
Operating Expenses
Depreciation and amortization	11,469	11,891	22,740	23,516
Research and development	853		24,853	—
General and administrative	570,622	149,495	1,043,459	250,154
Total operating expenses	582,944	161,386	1,091,052	273,670
Loss from operations	(571,898)	(161,386)	(1,080,006)	(273,670)
Derivative expense	(3,680,374)	—	(3,680,374)	—
Interest expense, net	(11,741)	(22,500)	(13,496)	(32,050)
Translation loss	(26,259)	—	(26,259)	—
Loss before income tax	(4,290,272)	(183,886)	(4,800,135)	(305,720)
Income tax expense	—
Net loss	$(4,290,272)	$(183,886)	$(4,800,135)	$(305,720)
Net loss per share: Basic and diluted	$(0.03)	$—	$(0.03)	$—
Weighted average shares outstanding: Basic and diluted	171,567,920	160,623,289	169,244,951	160,623,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	June 30, 2015	June 30, 2014
Operating Activities
Net loss	$(4,800,135)	$(305,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,740	23,516
Interest Expense - Amortization of Debt Discounts	67,918
Derivative expense	3,680,374	—
Share based payment for services	391,250	—
Changes in operating assets and liabilities:
Other assets	109,495	—
Accounts payable and accrued expenses	(151,511)	(3,006)
Security Deposit	—	112,000
Net cash used in operating activities	(679,908)	(173,210)
Investing Activities
Purchase of Fixed Assets	(51,120)	(419,266)
Investment in intangibles		(77,694)
Cash acquired upon acquisition of subsidiary	37,876
Net cash provided by (used in) investing activities	13,258	(496,960)
Financing Activities
Proceeds from note payable to related parties	185,773	910,010
Advance from related parties	23,638
Proceeds from convertible notes payable	850,000	(224,625)
Net cash provided by financing activities	1,059,411	685,385
Net increase in cash	366,245	15,205
Cash, beginning of the period	159,296	5,349
Cash, end of the period	$525,541	$20,554
Supplemental disclosure of cash flow information:
Cash paid for tax
Cash	$—	$22,500
Non-Cash transaction
Shares issued upon acquisition of Subsidiary	$610,152	$—

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

Going Concern

The Company has an accumulated deficit of $7,195,555 as of June 30, 2015; which has increased by $4,800,134 since December 31, 2014 primarily due to the booking of a derivative liability resulting from a capital raise of $850,000 in the form of a convertible debentures. Which was backed by stock at $0.03 per share and warrants at $0.05 per share. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 – INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
HDR	$175,211	$170,394
SRIO	124,636	121,730
New product development	10,818	10,818
Patents and Licenses	1,212,846	200,000
	1,523,511	502,942

Less: accumulated depreciation	97,783	81,169

Intangible Assets, Net	$1,425,728	$421,774

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices). Intangible assets are amortized over ten years.

The Company decided to refocus its research and development on its next generation of HDR Intelligent Accessory platform instead of developing the new HDR+.  To achieve this it has contracted a Mechanical Designer and H/W and Embedded S/W Engineer to complete this task.  The project will require an additional 6 months and approximately $200,000 to productize into a device that can be sold to Government, or Enterprise customers.  The costs associated with the development of this new product are recorded in intangible assets in the accompanying consolidated balance sheet and are reflected as new product development above. The patents and licenses are acquired upon the acquisition of Multipay S.A. (the “Subsidiary”). The Subsidiary holds patents and licenses in related to payment processing technologies.

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

Depreciation expense for ID Global and MultiPay for the six months ended June 30, 2015 and 2014 was $22,740 and $23,516, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014

Accounts payable	$236,374	$40,486
Accrued expense	362,226	109,740
Total accounts payable and accrued expenses	$625,600	$150,228

NOTE 6 – NOTES PAYABLE AND RELATED PARTY NOTES PAYABLES

Promissory notes – related party outstanding totaled $234,190 as of June 30, 2015:

	June 30,	December 31,
	2015	2014

Short-term borrowings from a company owned by one of the stockholders. The borrowings are due on demand and are non-interest bearing. In January 2015, the amounts have been paid in full.	$—	$1,625
Promissory note issued to a company owned by a stockholder of the Company in December 2014 bearing interest rate of 15% per annum. This promissory note was due on June 30, 2015 and is in default.	37,095	46,792
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,095	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	15,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	32,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	10,000	—
Promissory note issued to a company owned by a stockholder of the Company in March 2015 bearing interest rate of 15% per annum. This promissory note is due on September 30, 2015.	130,000	—
	$234,190	$48,417

As of June 30, 2015 and 2014, the Company has payable to related party of $83,838 and $60,200. The related party payable was owned to a company wholly owned by a major shareholder of the Company and owned to a service provider for services performed.

Upon acquisition of Multipay S.A. (the “Subsidiary”) the Company also assumed a promissory note payable to a bank in Colombia bearing interest rate of 15.11% per annum. This bank note is due on November 29, 2015 with an outstanding balance of $199,718 on June 30, 2015.

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

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation
Assets	$288,027
Intangible assets	1,054,333
Total	1,342,360
Less fair value of liabilities	(732,209)
Purchase price	$610,151

The pro forma information below present statement of operations data as if the acquisition of Multipay S.A. took place on January 1, 2015:

For the six month period ended	June 30, 2015
(unaudited)
Revenues, net	$554,131
Operating expenses	(1,368,786)
Operation loss	(832,655)
Other expenses	(3,730,080)
Net loss	$(4,562,735)
Loss per share	(0.03)

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

As of June 30, 2015, the Company had outstanding convertible notes for $850,000 and warrants of 19,490,909 that the Company determined were a derivative liability due to the “reset” clause associated with the note and warrant’s conversion price. The Company had valued the derivative liability of these notes at $4,530,375 as of June 30, 2015 using the Black-Scholes-Merton option pricing model.

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

Due to the potential adjustment in the conversion price associated with these convertible debentures and the potential adjustment in the exercise price of the warrants, the Company has determined that the conversion feature and warrants are considered derivative liabilities. The embedded conversion feature and the fair value of the warrants was initially calculated to be $2,408,670 and $1,621,454, respectively, which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible debentures of $850,000 with the remaining $3,180,124 begin charged as a derivative expense because of the excess of derivative expense than the carrying value of the note of $850,000. The Company recognized interest expense of $67,918 during the quarter ended June 30, 2015 related to the amortization of the debt discount. As of June 30, 2015, the convertible notes payable net of note discount is $67,918.

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

NOTE 11 – STOCKHOLDER’S DEFICIT

The Company has 300,000,000 shares authorized and 173,284,806 issued and outstanding as of June 30, 2015.

In the second quarter of 2015, the Company issued a total of 9,746,518 common shares at a weighted average of $0.18 per shares. There were 6,101,517 shares issued in conjunction with the MultiPay Acquisition, 2,000,000 shares issued in relation to the $700,000 capital raise and 1,645,001 shares for services provided to the company at fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 As of June 30, 2015, ID Global in conjunction with MutliPay generated revenues of $11,046 in 2015 and had accumulated a net loss of $7,195,555 since inception.

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

Going concern

We have not reported revenues in ID Global during 2015 and have an accumulated deficit of approximately $7.2 million at June 30, 2015. MultiPay has reported revenues in the amount of $11,046  in 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 and 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to report revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

THREE AND SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net Revenues	$11,046	—	$11,046	—
Operating Expenses:
Depreciation and amortization	11,469	11,891	22,740	23,516
Research and development	853	—	24,853	—
General and administrative	570,622	149,495	1,043,459	250,154
Total operating expenses	582,944	161,386	1,091,052	273,670
Loss from operation	$(571,898)	$(161,386)	$(1,080,006)	$(273,670)

Three and Six Month Periods Ended June 30, 2015 and 2014

Revenues

During the three and six month periods ended June 30, 2015 and 2014, no revenues were generated by ID Global, however MultiPay has generated $11,046 since April 6, 2015, the acquisition date.

Expenses

Research and Development Expense. For the six months ended  June 30, 2015, the Company incurred $24,853 in research and development primarily for the Colombia Transit Kiosk Project which was a 100% increase from the six months ended June 30, 2014. For the three month period ended June 30, 2015 no R&D expenses were incurred.

Depreciation and Amortization expense. For the six months ended June 30, 2015, depreciation and amortization expense remained relatively constant as compared to the six months ended June 30, 2014.

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Occupancy	$18,300	$22,899
Payroll and related	327,869	65,913
Professional fees	583,290	125,956
Internet/Phone	8,526	8,715
Travel/Entertainment	18,296	5,104
Marketing	—	8,143
Other	87,178	13,424
Total General and Administrative	$1,043,459	$250,154

For the six months ended June 30, 2015, Occupancy expenses were reduced by $4,209.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015, we had total current assets of $850,793 and we had total current liabilities of $5,829,580.

On a cash basis operating activities used $679,908 and $173,210 in cash for the six months ended June 30, 2015 and 2014, respectively. The increase in cash in the six months period ended June 30, 2015 is majorly resulted from the proceeds from the convertible note payable and related party note payable.

As of June 30, 2015 and the date of this report, we expect expenditures related to development in subsidiary acquired during the quarter ended June 30, 2015. Current cash position may not sufficient to support our development. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

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

ID GLOBAL SOLUTIONS
CORPORATION
By: /s/ Thomas R. Szoke
Thomas R. Szoke, Chief Executive Officer,
Principal Executive Officer

By: /s/ Charles D. Albanese
Charles D. Albanese, Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: August 27, 2015

