Form 10-Q
period 2015-09-30
ID Global Solutions Corp
filed 2015-11-23
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 22, 2015
Common Stock, par value $0.0001	178,301,473 shares
Documents incorporated by reference:	None

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

FINANCIAL STATEMENTS

ID Global Solution Corporation and Subsidiaries

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$576,897	$159,296
Contingent asset	87,941	-
Other Current Assets	546,503	-
Total Current Assets	1,211,341	159,296
Property and equipment, net	90,070	21,582
Other assets	146,160	174,387
Inventory	174,838	0
Intangible assets, net	1,694,687	421,774
Goodwill	28,353	0
Total Assets	$3,345,449	$777,039

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$835,119	$150,228
Convertible notes payable, net	262,158	-
Derivative liability	26,514,647	-
Related party payables	127,320	60,200
Contingent liability	87,941	-
Related party convertible notes payable	150,000	-
Notes Payable related parties	-	48,417
Promissory note payable	151,902	-
Total Current Liabilities	28,129,087	258,845

Commitments
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 178,301,473 and 163,538,289 shares issued and authorized at September 30, 2015 and December 31, 2014, respectively	17,830	16,354
Additional paid-in capital	10,121,329	2,897,261
Accumulated other comprehensive income	154,670
Accumulated Deficit	(35,077,467)	(2,395,421)
Total Stockholder’s Equity (deficit)	(24,783,638)	518,194
Total liabilities and stockholders’ equity (deficit)	$3,345,449	$777,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation and Subsidiaries

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$75,312	$-	$86,358	$-

Net Revenue	75,312	-	86,358	-

Operating Expenses
Depreciation and amortization	10,135	11,890	34,312	35,405
Research and development	-	-	24,853	-
General and administrative	840,199	99,259	1,817,906	350,511
Total operating expenses	850,334	111,149	1,877,071	385,916

Loss from operations	(775,022)	(111,149)	(1,790,713)	(385,916)

Other Income (Expense):
Derivative expense	(20,478,790)	-	(20,979,041)	-
Stock option compensation expense	(4,849,740)	-	(4,849,740)	-
Financing costs of debentures	(1,357,917)	-	(4,538,040)	-
Amortization of debt discount	(358,705)	-	(421,524)	-
Interest expense	(98,166)	(33,175)	(112,304)	(65,225)
Other Income	9,315	-	9,315	-
Loss before income tax	(27,909,025)	(144,324)	(32,682,047)	(451,141)
Income tax expense	-	-	-	-
Net loss	$(27,909,025)	$(144,324)	$(32,682,047)	$(451,141)
Net loss per share: Basic and diluted	$(0.16)	$-	$(0.19)	$-
Weighted average shares outstanding: Basic and Diluted	171,972,727	160,815,487	172,851,401	160,687,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation and Subsidiaries

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$27,909,025	$144,324	$32,682,047	$451,141

Other comprehensive loss
Foreign currency translation adjustment	529,176	-	555,594	-
Comprehensive income loss	$28,438,201	$144,324	$33,237,641	$451,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID Global Solution Corporation and Subsidiaries

(FORMERLY:IIM GLOBAL CORP.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Operating Activities
Net loss	$(32,682,047)	$(451,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for conversion of interest expense		55,676
Depreciation and amortization expense	34,408	35,405
Derivative expense	20,979,041	-
Share based payment for services	391,249	-
Share based compensation	4,849,740	-
Financing cost of debenture	4,538,040	-
Amortization of debt discount	421,524	-
Changes in operating assets and liabilities:
Inventory	(126,535)	-
Other assets	(333,135)	-
Accounts payable and accrued expenses	160,387	36,408
Due from related parties	-	(34,000)
Due to related parties	67,120	(16,175)
Security Deposit	-	111,355
Net cash used in operating activities	(1,700,208)	(262,472)
Investing Activities
Purchase of Fixed Assets	(83,736)	(416,542)
Investment in intangibles	(238,017)	(170,724)
Investment in other assets	-	-
Net cash provided by (used in) investing activities	(321,753)	(587,266)
Financing Activities
Proceeds from note payable to related parties	365,773	1,110,000
Payment of note payable to related parties	(255,000)	(224,615)
Payments of notes payable	(47,816)	-
Proceeds from issuance of convertible debt	2,040,000	-
Proceeds from issuance of common shares	150,500	-
Cash acquired upon acquisition of Multipay	37,862	-
Cash paid upon acquisition of ID Global Latam	(6,427)	-
Net cash provided by financing activities	2,284,892	885,385
Net increase in cash	417,601	35,647
Cash, beginning of the period	159,296	5,349
Cash, end of the period	$576,897	$40,996
Supplemental disclosure of cash flow information
Non-cash activities
Discount on convertible debenture	2,073,903	-
Related party note payable amended to convertible note payable	172,095	-
Effect of foreign currency exchange on cash flow	154,670	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ID GLOBAL SOLUTIONS CORPORATION AND SUBSIDIARIES

(FORMLY IIM GLOBAL CORPORATION)
Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND MERGER

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) ("ID Global" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ID Global was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. In August 2013, ID Global officially entered into a business combination with Innovation in Motion, Inc., a private company operating in two technology fields: the handheld identification market and mobile payment market. Innovation In Motion, Inc. brought a range of state-of-the-art products in these fields and has begun serious market penetration with the sale and placement of units.

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

On April 6, 2015 (the "Closing Date"), ID Global and all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), closed (the "Closing") on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to amend the 7,000,000 shares to be issued within ten days of the Closing Date to 6,101,517 shares and the 600,000 shares to be delivered upon Multipay Shareholders paid off the required amount to 1,498,483 shares.

Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

On August 13, 2015 (the "Closing Date"), ID Global and the shareholder (the "IDGS LATAM Shareholder") of IDGS LATAM S.A.S., a Colombian corporation ("LATAM"), closed (the "Closing") on the purchase entered into between the parties on August 13, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of LATAM (the "LATAM Shares") from the LATAM Shareholder on a fully diluted basis. In consideration for the LATAM Shares, the Company paid 32,683,963 Col Peso or $11,109 USD.

Going Concern

The Company has an accumulated deficit of $35,077,467 as of September 30, 2015; which has increased by $32,682,046 since December 31, 2014 primarily due to the booking of a derivative liability resulting from a capital raise of $1,290,000 in the form of a convertible debentures. Which was backed by stock at $0.03 per share and warrants at $0.05 per share. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. These unaudited condensed consolidated financial statements and the related notes should be read in conjunction with our audited consolidated financial statements and notes for the year ended December 31, 2014 which are included in our current report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015. The results of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liability equity instruments and share based payments.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries, MultiPay S.A. and IDGS LATAM S.A.S.. Inter-Company items and transactions have been eliminated in consolidation. The results of the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015

Concentration of Credit Risk

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

Property and Equipment, net

Property and equipment consisted of furniture and fixtures, kiosk stations and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal. All property and equipment were purchased by one of the Company’s officers and shareholder and were recorded as additional capital contribution in the accompanying balance sheet.

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

Other Assets

Other assets consist primarily of costs associated with the construction of HDR mobile biometric devises. As of September 30, 2015, the devices are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges during the three months period ended September 30, 2015 and for the year ended December 31, 2014.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products.  Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants conversion of convertible debenture, exercise of stock options and exercise of stock warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company derivative liability are valued at FV a recurring basis at September 30, 2015 and December 31, 2014.

The Company adopted ASC 820-10 (formerly SFAS 157, Fair Value Measurements) on January 1, 2008. ASC 820-10 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments; and
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2015
	September 30,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$26,514,647	$—	$26,514,647	$—
Total	$26,514,647	$—	$26,514,647	$—

For the nine months ending Septmber 30, 2015 the Company recognized a loss of $20,979,041 on the change in fair value of derivative liabilities.  For the nine months ending September 30, 2014 the Company had no derivative liabilities or change in fair valuation thereon.  As of September 30, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 40,400,000 options outstanding as of December 31, 2014.

The following is a summary of stock option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	40,400,000	$0.36
Forfeited	-
Exercised	-
Outstanding, September 30, 2015	40,400,000	$0.36	4.99	$5,540,000
Exercisable, September 30, 2015	9,575,000	$0.38	4.99	$1,125,000

The exercise price for options outstanding and exercisable at September 30, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
8,000,000	$0.10	1,875,000	$0.10
2,400,000	$0.15	200,000	$0.15
30,000,000	$0.45	7,500,000	$0.45
40,400,000		9,575,000

For options granted during 2015 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.02 and the weighted-average exercise price of such options was $0.02.   For options granted during 2015 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.53 and the weighted-average exercise price of such options was $0.39.   No options were granted during 2015 where the exercise price was equal to the stock price at the date of grant.

The fair value of the stock options is being amortized to stock option expense over the vesting period. The Company recorded stock option expense of $4,849,740 during the nine months ended September 30, 2015. At September 30, 2015, the unamortized stock option expense was $14,925,831 which will be amortized to expense through March 31, 2019.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Stock price	$0.02 to $0.55
Risk-free interest rate	1.4% to 1.5%
Expected life of the options	5.0 to 5.3 years
Expected volatility	325%
Expected dividend yield	0%

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

HDR	$180,304	$170,394
SRIO	129,483	121,730
Payment Gateway SW	305,355	-
Tranxa Transaction / Switch SW	386,030	-
Mobile Banking SW	269,877	-
Terminal Manager SW	185,114	-
Phobos Management SW	122,583	-
New product development	35,847	10,818
Patents and Licenses	218,097	200,000
	$1,832,690	$502,942

Less: accumulated amortization	138,003	81,168

Intangible Assets, Net	$1,694,687	$421,774

Intangible assets consist of legal and global patent registration costs related to the Company’s switch / transaction software and technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices). Intangible assets are amortized over ten years.

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

In conjunction with the acquition of MultiPay we acquired a $19,436 goodwill. Upon acquisition of and IDGS LATAM, we recognized goodwill at $8,916 which derived from the excess of cash consideration over net asset acquired (See Note 8).

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

Computer equipment	$89,839	$35,820
Furniture and fixtures	70,376	54,016
ID Station Kiosk	10,818	-
	$171,033	$89,836

Less: accumulated depreciation	80,963	68,253

Property and Equipment, Net	$90,070	$21,582

Property and equipment consist of furniture and fixtures, computer equipment and an ID Kiosk Station.  The furniture and computer equipment are being depreciated over a period of from three to five years.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

Accounts payable	$579,768	$4,048
Accrued interest on loans	72,417	-
Accrued expenses / payroll liability	182,934	109,740

Total accounts payable and accrued expenses	$835,119	$150,228

NOTE 6 - NOTES PAYABLE TO RELATED PARTY

Promissory notes – related party outstanding totaled $150,000  as of September 30, 2015:

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Short-term borrowings from a company owned by one of the stockholders. The borrowings are due on demand and are non-interest bearing. In January 2015, the amounts have been paid in full.	$-	$1,625

Promissory note issued to a company owned by a stockholder of the Company in December 2014 bearing interest rate of 15% per annum. This promissory note was due on June 30, 2015 and is in default.	-	46,792

Convertible promissory note issued to a company owned by a stockholder of the Company in May 2015 bearing interest rate of 10% per annum.	100,000	-

Convertible promissory note issued to a company owned by a stockholder of the Company in May 2015 bearing interest rate of 10% per annum.	50,000	-

	$150,000	$48,417

Upon acquisition of Multipay S.A. (the “Subsidiary”) the Company also assumed three promissory notes in the total of $151,902 payable to two Colombian Banks. Two of the notes totaling $6,415 will be paid off by November 30, 2015. The other note in the amount of $131,917 has 23 monthly payments remaining.

NOTE 7 – ACQUISITION OF MULTI-PAY

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

The purchase price was allocated to specific identifiable tangible and intangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation

Assets	$288,027
Intangible assets	1,054,333
Total	$1,342,360
Less fair value of liabilities	732,209
Purchase price	$610,151

The pro forma information below present statement of operations data from the acquisition of Multipay S.A. :

For the Nine months ended September 30, 2015
(unaudited)
Revenues, net	$75,312
Operating expenses	$(32,768,125)
Operation loss	$(32,692,813)
Net loss	$(32,692,813)

NOTE 8 – ACQUISITION OF IDGS LATAM SAS

On August 13, 2015 (the "Closing Date"), the Company and the shareholder (the "IDGS LATAM SAS Shareholder") of IDGS LATAM SAS, a Colombian corporation ("LATAM"), closed (the "Closing") on the Purchase Agreement entered into between the parties on August 13, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of LATAM (the "LATAM Shares") from the LATAM Shareholder on a fully diluted basis. In consideration for the LATAM Shares, the Company paid to the LATAM Shareholder $11,109.06 USD (32.683.963 COL Peso).

The purchase price was allocated to specific identifiable tangible assets at their fair value at the date of the purchase in accordance with Accounting Standards Codification 805, “Business Combinations”, as follows:

Allocation

Assets (Cash)	$4,674
Fixed Assets	2,437
Accounts payable & accrued expenses	(4,918)
Total Value of Goodwill	8,916

Purchase price	$11,109

The pro forma information below present statement of operations data from the acquisition of IDGS LATAM :

Pro Forma 1/1/15 to 9/30/15 of IDGS and IDGS LATAM:	For the Nine months ended September 30, 2015
(unaudited)
Revenues, net
Operating expenses	32,577,049
Operation Loss	$(32,577,049)
Other expenses	20
Net Loss	$(32,577,069)

NOTE 9 – DERIVATIVE LIABILITY

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

As of September 30, 2015, the Company had outstanding convertible notes for $262,158 that contained beneficial conversion features and warrants of 23,670,909 that the Company determined were a derivative liability due to the “reset” clause associated with the note and warrant’s conversion price. The Company had valued the derivative liability of these notes at $26,514,647 as of September 30, 2015 using the Black-Scholes-Merton option pricing model.

The Company uses a weighted average Black-Scholes-Merton option pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2015:

Stock price	$0.50
Risk free rate	0.33% - 1.37%
Volatility	325%
Conversion/ Exercise price	$0.03 - $0.055
Dividend rate	0%
Term (years)	0.74 to 4.83

The following table represents the Company’s derivative liability activity for the period ended September 30, 2015:

Amount
Derivative liability balance, December 31, 2014	$-
Issuance of derivative liability during the nine months ended September 30, 2015	5,535,606
Change in derivative liability during the nine months ended September 30, 2015	20,979,041
Derivative liability balance, September 30, 2015	$26,514,647

NOTE 10 – CONVERTIBLE DEBT

During the nine months ended September 30, 2015, the Company issued convertible debentures to investors in the aggregate principal amount of $2,212,095. The convertible debentures (i) are secured, (ii) bear interest at the rate of 10 - 12% per annum, and (iii) are due the earlier of one year from the date of issuance or upon the closing of a debt or equity financing in excess of $2,000,000. The convertible debentures are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by $0.03 to $0.10. However, the certain convertible conversion prices ranging from $0.03 to $0.055 can be adjusted downward if certain conditions take place such as the Company issuing securities for a price less than the conversion price.

In connection with the issuance of these convertible debentures, the Company also issued to each investor an aggregate of 31,734,243 warrants to purchase shares of the Company common stock. The warrants have an exercise prices ranging from $0.05 to $0.15 per share and expire five years from the date of issuance. However, the exercise price of certain warrants can be adjusted downward if certain conditions take place such as the Company issuing securities for a price less than the exercise price.

Due to the potential adjustment in the conversion price associated with certain of these convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that the conversion feature and warrants are considered derivative liabilities. The embedded conversion feature and the fair value of the warrants was initially calculated to be $3,078,221 and $2,457,385, respectively, which are recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible debentures with the remaining $4,538,040 being charged as a financing cost expense because of the excess of derivatives was more than the carrying value of the note. The Company recognized interest expense of $421,524 during the nine months ended September 30, 2015 related to the amortization of the debt discount. As of September 30, 2015, the convertible notes payable net of note discount is $262,158.

NOTE 11 – RESEARCH AND DEVELOPMENT

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

NOTE 12 – STOCKHOLDER’s DEFICIT

The Company has 500,000,000 shares authorized and 178,301,473 issued and outstanding as of September 30, 2015.

In the third quarter of 2015, the Company issued a total of 14,763,184 common shares at a weighted average of $0.39 per shares. There were 4,696,667 common shares issued in relation to the $1,290,000 capital raise and 420,000 shares for legal services provided to the company at fair value.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Note 14 – SUBSEQUENT EVENTS

On October 7, 2015, the convertible promissory note issued to a company owned by a stockholder of the Company has converted into 5,204,167 shares at a conversion price of $0.03 per share.

ITEM 2. MANAGEMENT’s DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2015, ID Global in conjunction with MutliPay generated revenues of $84,627 in 2015 and had accumulated a net loss of $35,077,467 since inception.

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

On April 6, 2015 (the "Closing Date"), ID Global and all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), closed (the "Closing") on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company issued and sold to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. Within ten days of the Closing Date, the Company is required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $340,000, the Company is required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to amend the 7,000,000 shares to be issued within ten days of the Closing Date to 6,101,517 shares and the 600,000 shares to be delivered upon Multipay Shareholders paid off the required amount to 1,498,483 shares.

Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

On August 13, 2015 (the "Closing Date"), ID Global and the shareholder (the "IDGS LATAM Shareholder") of IDGS LATAM S.A.S., a Colombian corporation ("LATAM"), closed (the "Closing") on the purchase entered into between the parties on August 13, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of LATAM (the "LATAM Shares") from the LATAM Shareholder on a fully diluted basis. In consideration for the LATAM Shares, the Company paid 32,683,963 Col Peso or $11,109 USD.

Going concern

We have not reported revenues in ID Global during 2015 and have an accumulated deficit of approximately $35 million at September 30, 2015. MultiPay has reported revenues in the amount of $84,627 in 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 and 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses. These factors, among others, raised substantial doubt about our ability to continue as a going concern. Our consolidated financial statements appearing elsewhere in this report do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to report revenues or to continue as a going concern, in which event investors would lose their entire investment in our company.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net Revenues	$75,312	$-	$86,358	$-
Operating Expenses:
Depreciation and amortization	10,135	11,890	34,312	35,405
Research and development	-	-	24,853	-
General and administrative	840,199	99,259	1,817,906	350,511
Total operating expenses	$850,334	$111,149	$1,877,071	$385,916
Loss from operation	(775,022)	(111,149)	(1,790,713)	(385,916)
Other Income	9,315	-	9,315	-
Total other income (expense)	(27,143,318)	(33,175)	(30,900,649)	(65,225)
Net Income Loss	$(27,909,025)	$(144,324)	$(32,682,047)	$(451,141)

Three and Nine Month Periods Ended September 30, 2015 and 2014

Revenues, net

During the three and nine month periods ended September 30, 2015 and 2014, no revenues were generated by ID Global, however MultiPay has generated $84,627 since April 6, 2015, the acquisition date and on a YTD basis has generated $95,673.

Expenses

Research and Development Expense. For the nine months ended September 30, 2015, the Company incurred $24,853 in research and development primarily for the Colombia Transit Kiosk Project which was a 100% increase from the nine months ended September 30, 2014. For the three month period ended September 30, 2015 no R&D expenses were incurred.

Depreciation and Amortization expense. For the nine months ended September 30, 2015, depreciation and amortization expense remained relatively constant as compared to the nine months ended September 30, 2014.

	Nine Months Ended	Nine Months Ended
	30-Sep-15	30-Sep-14
Occupancy	$35,772	$15,180
Payroll and related	658,241	65,913
Professional fees	1,010,628	207,736
Internet/Phone	21,296	12,892
Travel/Entertainment	30,359	18,368
Marketing	3,688	8,406
Other	229,391	21,989
Total General and Administrative	$1,989,375	$350,484

Derivative Liability & Options Compensation Expense	$25,828,781	$-
Capital Financing Costs	4,959,564	-
Total G&A with Derivative Liability & Stock Options Grants and Capital Financing	$32,777,720	$350,484

The primary expense drivers are related to the capital raised and the stock options granted to employees. The booking of the Derivative Liability and related expenses was $25.8 million. The project cost to the company in stock options is $4.9 million, combined to total $30.8 million reflected above.

Professional fees consist primarily of $286 in Finders fees and $203 in Consulting fees related to the capital raises in conjunction with $377 in Legal Fees and $110 in Accounting fees.

For the nine months ended September 30, 2015, Payroll and Related expenses increased due to Company’s officers beginning to take salaries, the hire of a Chief Financial Officer, VP of Sales & Marketing and the VP of South American Operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015, we had total current assets of $1,211,341 and we had total current liabilities of $28,129,087.

On a cash basis operating activities used $1,700,208 and $262,472 in cash for the nine months ended September 30, 2015 and 2014, respectively. The increase in cash in the six months period ended September 30, 2015 is majorly resulted from the proceeds from the convertible note payable and related party note payable.

We had $2,284,892 cash provided by financing activities of which, $2,040,000 was raised from issuance of convertible debenture during the nine month period ended September 30, 2015..

As of September 30, 2015 and the date of this report, we expect expenditures related to development in subsidiary acquired during the quarter ended September 30, 2015. Current cash position may not sufficient to support our development. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which are as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2015 through October 7, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "2015 Accredited Investors") pursuant to which the 2015 Accredited Investors invested $1,125,000 (the "Offering") into the Company in consideration of Secured Promissory Notes (the "Notes") and common stock purchase warrants (the "Warrants") to acquire an aggregate of 7,500,000 shares of common stock. The Warrants are exercisable for a period of five years at an exercise price of $0.15. The Notes bear interest of 12% and are payable one year from the date of issuance. The Notes are secured by 100% of the Company’s interest in ID Global LATAM S.A.S., a wholly-owned Colombian subsidiary of the Company. Prior to the maturity dates of the Notes, the 2015 Accredited Investors may elect to convert the interest accrued on the Notes into shares of common stock of the Company at a conversion rate of $0.10 per share

On September 4, 2015, the Company entered into a Securities Purchase Agreement with Ricky Solomon, a director of the Company, pursuant to which Mr. Solomon invested $100,000 into the Company in consideration of a Secured Promissory Note (the "Solomon Note") and a common stock purchase warrant to acquire an aggregate of 250,000 shares of common stock exercisable for a period of five years at an exercise price of $0.40. The Solomon Note bears interest of 10%, is payable on the earlier of the Company closing a financing in excess of $1,000,000 or on September 19, 2015. The Solomon Note contains standard default terms and is secured by all assets of the Company. In the event the Company defaults under the Note, the Company is required to issue Mr. Solomon an additional common stock purchase warrant to acquire 666,667 shares of common stock at $0.15 per share.

From June 25, 2015 through June 30, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors pursuant to which the accredited investors invested $700,000 (the "First Closing") into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 15,400,000 shares of common stock. On July 29, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors pursuant to which the accredited investors invested $190,000 (the "Second Closing” and together with the First Closing, the “Offering") into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 4,180,000 shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $0.05 subject to antidilution protection. The Secured Convertible Debentures bear interest of 10%, are payable on the earlier of the Company closing a financing in excess of $2,000,000 or one year from the date of issuance. The Secured Convertible Debentures are convertible into shares of common stock at $0.03 per share subject to antidilution protection. In the event the Secured Convertible Debentures are not paid in full by the maturity date, then the Company shall be obligated to make a monthly cash payment to the holder as liquidated damages in the amount equal to 2% of the principal and interest outstanding. The Company at its sole option may pay such liquidated damages in shares of common stock of the Company equal to the amount payable divided by the weighted average market price for the five days prior to the payment. Such liquidated damages will be paid on a monthly basis until this debenture is paid in full. The Secured Convertible Debenture is secured by all assets of the Company. Each of the accredited investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The above offers and sales of the securities were made to accredited investors and the Company relied upon the exemptions contained in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated there under with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offers and sales were made to accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Dated: November 23, 2015

