Form 10-K
period 2015-12-31
ID Global Solutions Corp
filed 2016-11-02
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes  ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $8,666,025.  The average bid and asked price of such common equity, as of October 31, 2016 was $0.18. The average bid and asked price of such common equity, as of the last practical business day of the registrant's most recently completed third fiscal quarter was $0.15.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
October 31, 2016

Common Stock, par value $0.0001	238,205,539
Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

PART I

Item 1. Business

Overview

ID Global Solutions Corporation, together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. Founded to pioneer innovative digital identification solutions, the Company is focused on addressing the growing need for highly secure and convenient methods for identity management during a variety of electronic transactions. The Company provides its biometric identification services to government and public sector organizations, seeking to verify and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. With the acquisition of MultiPay S.A., or MultiPay, the Company acquired a transaction processing platform that offers secure multifunctional payment gateway services to merchants and financial institutions. With the development of the OnePayTM electronic payment solution the Company believes it will be able to combine its core technologies and use its platform to power a solution that will provide cost effective and secure means of financial inclusion for the un-banked and under banked population around the globe.

The Company is continuing to develop secure biometric identity management and electronic transaction solutions for international and domestic government, enterprise, and consumer markets. The Company’s products focus on two distinct yet complementary requirements, for which the Company believes there is significant market demand. One is the broad requirement for identity, access and transaction verification and associated identity management needs. The other is for providing cost effective and secure methods of conversion of cash and paper to electronic payments for the un-banked and under banked population, to enable them to participate in the digital economy there by facilitating financial inclusion. The Company has invested in developing, patenting and acquiring both hardware and software platforms, which are intended to address these specific market requirements.

Management believes that one of the advantages of the Company’s platform approach is the ability to leverage the platform to support a variety of vertical markets in both the identity management and payment processing sectors and could be easily adapted to new markets requiring low cost, secure, and configurable solutions.  These vertical markets include but are not limited to border security, public safety, enterprise security, payment transactions and banking. The Company’s recent launch of unattended kiosks providing electronic ticketing for public transportation in Colombia, is a further example of the innovative solutions that the Company can offer. In addition, if the OnePay, closed loop, electronic payment service is successfully launched, the Company believes that it can be a cost effective solution for providing the un-banked access to secure electronic payment solutions. In this way the Company believes that the various technologies that the Company is developing and has acquired can be combined into a single offering, which at its core can facilitate the processing of electronic transactions, be they payments, votes, or identity verification.

The Company has solutions for fingerprint based identity management and electronic transaction processing in the market today. However, it is still in the process of integrating the technologies, which it has developed with those acquired via MultiPay and transactions completed in the last year and expanding these solutions to be able to better service our target markets. In order to achieve this integration and development, the Company needs to raise substantial additional capital.

The Company was incorporated in the State of Delaware on September 21, 2011, and our common stock is traded on the OTC Markets under the trading symbol “IDGS”. Our corporate headquarters is located at 160 E. Lake Brantley Drive, Longwood, Florida 32779 and our main phone number is (407) 951-8640. We maintain a website at www.idglobal.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K

Global Market Opportunity

We believe that there are several market trends that drive growth in the identity management and payment processing industries, including growing concerns over identity theft and fraud and the increase in electronic payments, in particular solutions provided by non-bank entities.

While an increasingly digital world drives convenience, it also drives an increasing risk of compromised passwords, security breaches and stolen identities.  With every online purchase, e-bill payment and download of new travel, dining and gaming ‘apps’ to a mobile smartphone, consumers’ digital identity expands.  In 2014, the US e-commerce marketplace suffered over $4 billion in fraud affecting card-not-present payment cards and this figure is projected to more than double by 2020. (Source: The Nilson Report).  To combat fraud and to better confirm customers’ identities, we see an increasing deployment of biometric solutions in the marketplace. In their 2015 report, Goode Intelligence forecast that by 2020 over 1.1 billion financial services customers will be using mobile biometrics to access and secure their accounts, and more than 16 billion mobile biometric payment transactions will be made.

Despite heightened awareness of digital security from the recent FBI and Apple iPhone legal battle, access to these services and thus our identities are still secured only through a common username/password.  In the United States, the most common and powerful “password” to confirm identity is still the social security number, which recent hacks of Government databases have shown is very vulnerable to being stolen.  Governments, institutions and enterprises concerned with security have therefore become concerned to find more secure ways to verify identity and manage the identities of the persons with whom they need to interact, be they employees, customers, authorized users or citizens.

Electronic payments of all forms have continued to grow at a healthy rate.  According to the World Payments Report 2015, published by CapGemini and Royal Bank of Scotland, global non-cash transaction volumes increased by 7.6% in 2013, while in Latin America the increase was 8.6% and in Central Europe, Middle East and Africa (CEMEA) the rate was 10.6%.  More significantly, the report highlighted the importance of what it describes as the “hidden payments” market, namely payments undertaken by means of closed loop cards and mobile apps, digital wallets offered by non-banks, mobile money offered by non-banks and virtual currencies.  The authors estimate that these payment methods represented anywhere up to 10.5% of the electronic payments market in 2013 and they expect this sector to grow.

The key drivers for these alternative payment methods are consumer demands for convenient and faster payment transactions, the gaps in the existing value propositions offered by the banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks’ traditional payment services.  In a growing electronic payments market, these alternative payment methods are therefore perceived by the industry as an important route for both innovation and financial inclusion.

Our Solutions and Products

The Company to date has invested $323,480 in patenting IP, for software and hardware development of its core technologies and in acquiring additional technologies which are intended to provide solutions in the following areas: Identity Management include (1) handheld identification devices and (2) biometric finger print matching algorithms and associated software applications; Payment Processing include (3) multi-factor out of band authentication platform software and services, and (4) a multi-application electronic transaction software platform with open and closed loop payment application capability. The Company’s investment to date, only include the amounts incurred after the Company determined that its software attained technological feasibility and was a working model which was ready for commercialization.

The Company’s product lines in these areas (which are in various stages of development as discussed below) comprise the following:

Identity Management

•	Front-end application software for fingerprint capture, and image processing as well as a back-end fingerprint matching software solution with its own proprietary algorithms (includes IDSearchTM product).

•	Biometric handheld device designed to be used for Government and enterprise security and identity management applications (HDR®)

•	Out-of-band authentication platform, which is designed to provide the private and public sector a secure, convenient federated application for universal identity verification during electronic transactions (IDCompleteTM).

•	Secure plastic and credential card products CardPlus products recently acquired).

Payment Processing

•	Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations (TranxaTM). The gateway functionality includes support for EMV credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top-up services for cellular operators. In addition, Tranxa has the ability to electronically transfer funds between locations of licensed network operators.

•	Closed loop financial payment solution operating on the gateway platform, intended to offer a secure and inexpensive solution for conducting electronic payment transactions, including merchant payments and peer-to-to peer payments (OnePayTM).

•	Unattended kiosks providing electronic ticketing for transit systems (PaySpotTM).

The Tranxa gateway platform operates in Colombia and also powers the Company’s services to the Colombian Post Office 4/72, providing bill payment and money transmission to its customers. The PaySpot unattended kiosk solution was recently launched for the Bogota Transit Authority. The IDSearch solution and credentialed card products were acquired in 2016 as part of the FIN Holdings Inc., or FIN acquisition and are being used by customers in the United States and South Africa, respectively.

The Company is approximately 80% complete in its development of the ID Complete platform associated with secure out-of-band authentication and the development of the OnePay closed loop financial payment solution, by expansion of the MultiPay platform. These platforms leverage the technologies the Company acquired through its acquisitions of MultiPay S.A. in Colombia and FIN Holdings in the United States.

In 2012, the Company was selected to provide over 33,000 handheld Voter Verification terminals for the Presidential Elections in Ghana Africa.  This contract was successfully delivered in December 2012 and the related warranty period completed in December 2013. The Company believes that these hardware IP and designs can complement its software and platform solutions for government security solutions, national ID programs and payment processing. The funding required to go from the current stage of development on our HDR platform to a final product is estimated to be $275,000.

Growth Strategy

With the recent acquisitions, of MultiPay (2015) and FIN (2016), the Company has acquired not only innovative technology, but existing products, revenues and a customer base upon which the Company can build. We seek to extend our position and execute our business plan by continuing to penetrate our existing markets and expand into new geographies and market segments. Our goal is to continue to deliver innovative security and payment services to our customers that help them achieve their operational or business goals. The execution of our strategy is subject to our obtaining sufficient additional working capital to finance the various initiatives discussed, whether through investment or otherwise. The key components of our strategy are discussed below.

Focus on existing customer base

To ensure its current products and solutions are properly positioned in the market, the Company has established dedicated sales and marketing teams in the United States, Colombia and South Africa. These teams are focused on supporting the already existing indirect distribution channels in their respective regions as well as to identify and secure new partners and customers.

Cross sell to existing customers

The Company is examining opportunities to offer its new platform capabilities and solutions to existing customers. For example, the opportunity exists to offer the OnePay solution to a customer that is using the MultiPay gateway for money transmission. Tokenization of transactions is also a secure processing methodology that has numerous applications across different customer use cases. The Company believes that by using our core technologies we will be able to create solutions that combine our identity management technology with our payment processing capabilities, and thereby, have a more complete offering for customers that are ultimately using only one of those services.

Add new customers

The Company plans to grow its core business through focused sales and marketing of its current products and solutions, as well as its newly developed platforms and solutions. The sales and marketing teams referenced above are also tasked with developing additional distribution channels and seeking out new customers.

Enter new markets

By virtue of the recent acquisitions the Company has already entered new markets in Colombia and South Africa. The Company believes that the solutions that are currently, being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders, without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market. There are no current plans to expand into new countries at this time.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. We believe the development of new services and solutions will be an important revenue source in the future, and enable us to continue to differentiate our platform and capabilities. A key offering recently launched is our unattended kiosk solution. Today we offer a low operating cost alternative for transportation providers to accept money and provide electronic ticketing for their services. The Company believes that our out-of-band authentication technology can be combined with unattended kiosks to offer similar low operating cost solutions for account enrollment in a variety of business verticals, without the need for physical presence. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities surrounding identity management and by combining them with our payment processing capabilities, to facilitate financial inclusion for the un-banked.

Select Acquisitions

As we have done in the past, we intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology and capabilities and accelerate growth. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success.  The Company intends to work with several strategic partners in important areas of its business and operations.  Currently, the Company has several strategic partners (noted below) and plans to foster additional such relationships.

A key supplier of the Company is Flextronics, an outsourced contract hardware manufacturer, that manufactured the HDR devices.  Flextronics provided a turnkey managed solution, including full maintenance. Pursuant to the Company’s relationship with Flextronics, the Company expects it will be able to obtain assembly and manufacturing of parts and products via Flextronics’ manufacturing capabilities.

In 2014, the Company established a business relationship with a Kiosk manufacturer, Slabb Inc., for the production of a Multi-modal Biometric Enrolment and Verification Kiosks as well as for un-attended Transit Ticketing Kiosks.  No formal agreement is in place, beyond a standard Non-Disclosure Agreement and the Company can utilize these services on an as needed basis.   The Company purchased the first final production Multi-Modal Biometric Kiosk from this manufacturer in May 2014 and has received delivery of the unit in June 2014. In addition, the Company has purchased 80 un-attended Transit Ticketing kiosks from this manufacturer in September 2015 and received full delivery of all units in December 2015.

The Company may from time to time make investments by way of a minority equity stake in businesses, which we consider will be complementary to the Company’s activities, with a view to expanding the market for the Company’s products and services and creating additional opportunities for cross-selling, or in businesses which have complementary technologies.

Sales and Distribution Agreements

The Company has established business relationships with sales agents, distribution partners and others to promote and sell the Company’s products.  The Company has sales and distribution agreements with companies in Colombia, Costa Rica, Mexico, South Africa and the United States.

Marketing and Sales

The Company has conducted limited advertising and marketing to date.  The Company has, however, given substantial attention to constructing the marketing strategy and plans that it will use in order to grow its business and expand its customers.  The Company anticipates that it will eventually need a significant budget for marketing activities.  The primary focus of marketing campaigns will be designed to help the Company find new customers and to increase awareness of the Company’s products and platform.

The Company expects that its sales team will work closely with the marketing team to convert prospects into new customers. The sales team will be structured to align with target markets based on territory.

Revenue Model

Identity Solutions and Products

The biometric fingerprint solutions are priced based on an annual licensing model which is driven by the number of enrollees in the system. The Company expects to provide its new platform service for out-of-band authentication based on a subscription model, based on tiered fees per enrolled user, card or device. The Company’s HDR Intelligent Accessory products and the CardPlus plastic and credentials card products will be sold at a per unit price which will vary based on the configuration of the features and functionality of the product. The biometric fingerprint solutions product has been commercialized and has generated revenues in 2015. The HDR technology products are in the client evaluation / commercialization phase and did not produce revenues in 2015. CardPlus did not produce revenues until 2016, in conjunction with the FIN acquisition described below.

Payment Processing Solutions and Products

The electronic payment gateway services are volume priced on a per transaction basis. The pricing for the Company’s new closed loop financial payment platform is expected to be based on a combination of transaction fee and percent of transaction value model. MultiPay currently uses this technology and, as a result, was able to generate revenue during 2015.

Competition

The identification management and payment processing industries are characterized by rapid change and new entrants.  The Company will need to consistently develop and improve products in order to remain competitive in the technology industry.

Several competitors exist for the Company’s current and planned products and platform services relating to identification management including MorphoTrak, Gemalto, SuperCom, SecureKey, Authy and other new entrants into the market. Each competitor has a unique and different offering or approach to solve similar problems, which overlap with those of the Company. Some provide out-of-band authentication; most only provide in-band authentication. We do not believe that there is any competitor which can offer both systems, in the manner that the Company intends. Some competitors are manufacturers who provide systems or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems. These system or platform solutions do allow the Company’s competitors to offer other products.

The payment processing industry has a large number of competitors who provide gateway services, end-to-end, payment processing, peer-to-peer payments and bill payments. In Colombia we compete against those technology companies, as well as acquiring banks and payment processors offering payment solutions to online and brick and mortar merchants.

While the Company will take steps to protect and maintain its intellectual property and competitive designs, there is no guarantee that such intellectual property protection and competitive designs can safeguard against the rapid technological changes and innovation that characterize the industries in which we operate.

In addition, it is possible that other technology companies could develop competing technology and products.  Many of our competitors are much larger organizations that typically have larger sales, marketing and R&D budgets, more financial, technical customer support and other resources, greater brand recognition and the ability to hire talented personnel to more quickly develop and commercialize new products.  There are no assurances the Company will ever be able to compete in its target markets.

Acquisitions

On April 6, 2015, the Company closed on a Share Purchase Agreement (the "Purchase Agreement") with all of the shareholders (the "MultiPay Shareholders") of MultiPay S.A., a Colombian corporation ("MultiPay"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of MultiPay (the "MultiPay Shares") from the MultiPay Shareholders on a fully diluted basis. In consideration for the MultiPay Shares, the Company will issue and sell to the MultiPay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. The Company has issued approximately 6,100,000 shares of common stock to the MultiPay Shareholders upon closing of the transaction. Upon the MultiPay Shareholders paying certain liabilities in the approximate amount of US $370,000, the Company is required to deliver the balance of approximately 1,500,000 shares of common stock to the MultiPay Shareholders. In the event the MultiPay Shareholders do not pay the required amount by November 2016 (the extended due date), the Company will not be required to deliver the remaining shares of common stock. To date approximately $47,800 has been paid and a six month extension of the 1,500,000 share claw back been granted. Multipay, through the use of its own proprietary software platforms, is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. MultiPay was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

On February10, 2016, the Company closed on the acquisition of FIN Holdings Inc. ("FIN"), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc., a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa. The purchase price of $9,000,000, which was paid in the form of common stock of the Company, will result in the issuing 22,500,000 shares of the Company’s common stock to the FIN shareholders. The acquisition enhances the Company’s current Transaction Security and Financial Inclusion platforms with highly accurate, fully integrated biometric fingerprint verification and backend matching capabilities. Recently tested by the U.S. Government National Institute of Standards, ID Solutions' proprietary fingerprint technology performed in certain cases ahead of other leading fingerprint biometric companies from around the world. This biometric technology has also been successfully deployed by the U.S. government as a back office AFIS solution that is used to ensure the identity of transportation workers throughout the country, as well as in U.S. commercial markets and by other governments worldwide in order to verify identity and secure physical and digital access. With the addition of the CardsPlus portfolio of physical cards and card personalization solutions, the Company can now provide government and commercial customers with a complete solution for their identity programs and financial payment systems.

Intellectual Property

The Company licenses certain technology for use in its products and business.  A key arrangement is the license of materials from Apple, Inc.  The license, executed in October 2009, provides the Company with the ability to use certain Apple, Inc. materials in the Company’s own products.

The Company also holds numerous patents and intellectual property as a result of an assignment of the same to the Company in November 2012 by Thomas Szoke, Daniel Fozzati and Andras Vago. Each of these individual assignors now beneficially own shares of common stock in the Company (as a result of the IIM Acquisition, since these individuals were formerly shareholders of Innovation in Motion). The Company has capitalized $1,627,555 of Intellectual Property, the breakdown of which can be seen in Note 3 to the consolidated financial statements.

The following is a summary of the patents and patent applications as well as the trademarks that the Company has filed throughout the world:

•	HDR PCT Filing#: WO2011/019996A1 (applied in US, Canada, Europe, China, India, Brazil, Russia, Colombia, Mexico, South Africa, and Australia)

•	SRIO PCT Filing#: WO2011/028874A1 (applied in US, Canada, Europe, Japan, China, India, Brazil, Mexico, South Korea, and Australia)

•	HDR Design US Patent#: D649548 (also obtained in Europe, Japan, China, Switzerland, Mexico, Brazil, Singapore, Argentina, Colombia, and Venezuela)

•	SRIO & HDR Trademark filed in United States, Europe, Switzerland, Brazil, Mexico, Colombia, Singapore, and Australia

•	IDCOMPLETE Trademark filed in United States

•	METHOD AND SYSTEM FOR TRANSACTION AUTHORIZATION BASED ON A PARALLEL AUTONOMOUS CHANNEL MULTI-USER, MULTI-FACTOR AUTHENTICATION U.S. Utility Patent (applied in the United States)

The HDR PCT Filing is a utility patent that focuses on the creation of an “Intelligent Configurable Accessory” and how this accessory can be utilized with a Bluetooth wireless connection and still provide not only data security but maintain an overall network security by ensuring the accessory is seen as a trusted element in the network.

The SRIO PCT Filing is a utility patent that provides for the creation of an “Intelligent Accessory” utilized in NFC payment systems both open and closed architecture.  The patent provides the means to create a secure environment, which can not only house the sensitive credit card information of the user but also allow its NFC chipset to emulate any of the cards stored on it for a transaction.  Today all NFC devices have single credit card information hard coded into its chipset and are recharged from users cards that are stored on cloud-based platforms.

The HDR Design Patent protects the shape and ergonomics of the HDR product.  The size and shape of the HDR product is distinctive for being able to house 7 machine-readable technologies in a single integrated unit the size of a smartphone.

The METHOD AND SYSTEM FOR TRANSACTION AUTHORIZATION BASED ON A PARALLEL AUTONOMOUS CHANNEL MULTI-USER, MULTI-FACTOR AUTHENTICATION Filing is a utility patent that provides for the creation of a secure method of authorizing a transaction by having a unique identifier routed through the transaction processing system triggering autonomous independent channel (out-of-band) multi-factor multi-user identity verification(s); whereas; the transaction authorization may consist of one or more sub-authorizations (multi-user) in order for the full transaction authorization to be completed.

Governmental Regulations

The Company does not need or require any approval from government authorities or agencies in order to operate its regular business and operations.  However, it is possible that any proposed expansion to the Company’s business and operations in the future would require government approvals.

Due to the security applications and biometric technology associated with the Company’s products and platforms, the activities and operations of the Company could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of the Company’s activities in payment processing may in due course require government licensing in different jurisdictions and may subject it to additional regulation and oversight.

Employees and Organization

The Company presently has a total of 72 employees and two consultants that are located in three countries: South Africa, Colombia, and the United States. Employees in the U.S. do not receive benefits at this time; however, employees in Colombia and South Africa are provided the respective Government required benefits.  The Company may offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Subsidiaries

Currently, the Company has two U.S. subsidiaries: Innovation in Motion Inc., and ID Solutions Inc., which was acquired in 2016.  The Company has three subsidiaries in Colombia: MultiPay S.A.S., IDGS LATAM S.A.S., and IDGS S.A.S.. The Company has one subsidiary in South Africa: CardsPlus Pty Ltd. The Company is the sole shareholder of all of its subsidiaries.

Item 1A. Risk Factors

We have a history of losses and we may not be able to achieve profitability going forward.

We have incurred net losses amounting to approximately $36.7 million for the year ended December 31, 2015 and approximately $0.9 million for the year ended December 31, 2014.  In addition, as of December 31, 2015, we had a working capital deficiency of approximately $26 million.  We have had net losses in each quarter since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented.  Our ability to curtail our net loss or generate a profit has been further exacerbated by the fact that our business plan is still unproven.  There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses.  If we incur additional significant operating losses, our stock price may decline, perhaps significantly.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $2.5 million and approximately $.4 million for the years ended December 31, 2015 and 2014 respectively. We anticipate that we will continue to have negative cash flows from operating and investing activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business also will at times require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to deliver innovative security and payment services to our customers will require continued capital investment. Our research and development activities will require continued investment. In order to implement our operations through December 31, 2016 we will need to raise approximately $10 million. This capital will be necessary to fund our ongoing operations, further enhance our platform and further develop our sales force. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected. If we are successful in obtaining such additional financing, the existing stockholders could suffer dilution of their stockholdings in the Company as a result of equity and warrants or other instruments convertible into equity that may need to be issued to investors in such financing.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have been a development stage company since beginning operations.  We have a limited operating history and have generated limited revenue.  As we look to further expand our existing products it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

There can be no assurance that we will successfully commercialize our identity management or payment processing products that are in development or that our existing products will sustain market acceptance.

There is no assurance that we will ever successfully commercialize our products or that we will experience increased market reception. Although our acquisitions have generated revenue, there is no guarantee that we will be able to successfully implement our new products utilizing the acquired technology, products, and customer base. There is no assurance that our existing products or solutions will continue to meet with market acceptance or that our new products or solutions will meet with market acceptance.  Further, there can be no guarantee that we will not lose business to our existing or potential new competitors.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Thomas Szoke, CEO, and Douglas Solomon, COO. In February 2014, we entered into employment agreements with Mr. Szoke and Mr. Solomon for a term of three years.  The loss of either of these individuals could have a material and adverse effect on our business operations.  Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel.  As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company.  If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there may be additional dilution to stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

On August 12, 2013, we acquired Innovation in Motion Inc., a Florida corporation in a stock-for-stock transaction. On April 6, 2015, we closed on a Share Purchase Agreement with all of the shareholders of MultiPay S.A., a Colombian corporation, pursuant to which we acquired 100% of the issued and outstanding shares of MultiPay. On February 8, 2016, we closed on the acquisition of FIN Holdings Inc. , a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. and Cards Plus Pty Ltd. We may also pursue select acquisitions in the future. The success of our future growth strategy will depend on our ability to integrate our existing operations together with the operations of our acquisitions that we have closed to date as well as any future acquisition of which none are planned at this date. Integrating the operations of our existing operations with our past or future acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our shares may decline as a result. Realizing the benefits of our past or future acquisition will depend in part on the integration of intellectual property, products, operations, personnel and sales force and the completion of assignments of current and past contracts and rights. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. We may not successfully integrate the operations of our existing operations, and may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks, we could face numerous other risks, including, but not limited to, the following:

•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•	increased costs related to acquired operations and continuing support and development of acquired products;
•	our responsibility for the liabilities of the businesses we acquire;
•	changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles;
•	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and
•	potential loss of key employees of the companies we acquire.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or concurrent acquisitions.

The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

The market for our payment processing and identity management products is characterized by evolving technologies, changing industry standards, changing regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

•	we may not be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards;

•	we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or

•	our new products and product features may not adequately meet the requirements of the marketplace and achieve market acceptance.

If we are unable to respond promptly and effectively to changing technologies and market requirements, we will be unable to compete effectively in the future.

There can be no assurance that we will successfully identify new product opportunities and develop and bring new products to market in a timely manner, or that the products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The failure of our new product development efforts could have a material adverse effect on our business, results of operations and future growth.

If our technology and solutions cease to be adopted and used by government and public and private organizations, we may lose some of our existing customers and our operations will be negatively affected.

Our ability to grow depends significantly on whether governmental and public and private organizations adopt our technology and solutions as part of their new standards and whether we will be able to leverage our expertise in governmental solutions into commercial solutions. If these organizations do not adopt our technology, we may not be able to penetrate some of the new markets we are targeting, or we may lose some of our existing customer base.

In order for us to achieve our growth objectives, our identity management technologies and solutions must be adapted to and adopted in a variety of areas including, among others, biometric fingerprint matching and identity card issuance and verification. Further, our payment processing technologies and solutions will need to be adopted by financial institutions, merchants and consumers.

We cannot accurately predict the future growth rate, if any, or the ultimate size of these markets. The growth of the market for our products and services depends on a number of factors such as the cost, performance and reliability of our products and services compared to the products and services of our competitors, customer perception of the benefits of our products and solutions, public perception of the intrusiveness of these solutions and the manner in which organizations use the information collected, customer satisfaction with our products and services and marketing efforts and publicity for our products and services. Even if our products and solutions gain wide market acceptance, our products and services may not adequately address market requirements and may not gain wide market acceptance. If our solutions or our products and services do not gain wide market acceptance, our business and our financial results will suffer.

We have sought in the past and will seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

Most contracts with governments or with state or local agencies or municipalities, or Governmental Contracts, are awarded through a competitive bidding process, and some of the business that we expect to seek in the future will likely be subject to a competitive bidding process. Competitive bidding presents a number of risks, including:

•	the frequent need to compete against companies or teams of companies with more financial and marketing resources and more experience than we have in bidding on and performing major contracts;

•	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract we are competing for and which have, as a result, greater domain expertise and established customer relations;

•	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract we are competing for and which have, as a result, greater domain expertise and established customer relations;

•	the substantial cost and managerial time and effort necessary to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to service any fixed-price contract that we are awarded; and

•	the expense and delay that may arise if our competitors protest or challenge new contract awards made to us pursuant to competitive bidding or subsequent contract modifications, and the risk that any of these protests or challenges could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

We may not be afforded the opportunity in the future to bid on contracts that are held by other companies and are scheduled to expire, if the governments, or the applicable state or local agency or municipality determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for the products and services that are provided under those contracts for a number of years. If we are unable to win new contract awards or retain those contracts, if any, that we are awarded over any extended period, our business, prospects, financial condition and results of operations will be adversely affected.

In addition, Governmental Contracts subject us to risks associated with public budgetary restrictions and uncertainties, actual contracts that are less than awarded contract amounts, and cancellation at any time at the option of the governmental agency. Any failure to comply with the terms of any Governmental Contracts could result in substantial civil and criminal fines and penalties, as well as suspension from future contracts for a significant period of time, any of which could adversely affect our business by requiring us to pay significant fines and penalties or prevent us from earning revenues from Governmental Contracts during the suspension period. Cancellation of any one of our major Governmental Contracts could have a material adverse effect on our financial condition.

Governments may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Governmental agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we will engage in the government contracting business, we will be subject to audits, and may be subject to investigation, by governmental entities. Failure to comply with the terms of any Governmental Contract could result in substantial civil and criminal fines and penalties, as well as suspension from future contracts for a significant period of time, any of which could adversely affect our business by requiring us to pay the fines and penalties and prohibiting us from earning revenues from Governmental Contracts during the suspension period.

Furthermore, governmental programs can experience delays or cancellation of funding, which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

•	increased collection risks;
•	trade restrictions;
•	export duties and tariffs;
•	uncertain political, regulatory and economic developments;
•	inability to protect our intellectual property rights;
•	highly aggressive competitors;
•	currency issues, including currency exchange risk;
•	difficulties in staffing, managing and supporting foreign operations;
•	longer payment cycles; and
•	difficulties in collecting accounts receivable.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, difficulty in collecting receivables, and a higher cost of doing business, any of which could adversely affect our business, results of operations or financial condition.

We are exposed to risks in operating in foreign markets, which may make operating in those markets difficult and thereby force us to curtail our business operations.

In conducting our business in foreign countries, we are subject to political, economic, legal, operational and other risks that are inherent in operating in other countries. Risks inherent to operating in other countries range from difficulties in settling transactions in emerging markets to possible nationalization, expropriation, price controls and other restrictive governmental actions. We also face the risk that exchange controls or similar restrictions imposed by foreign governmental authorities may restrict our ability to convert local currency received or held by us in their countries into U.S. dollars or other currencies, or to take those dollars or other currencies out of those countries.

Additionally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We have operations in and deal with governments and officials in foreign countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, contractors or customers that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants and customers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or customers may engage in conduct for which we might be held responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could adversely affect our business, financial condition and results of operations.

Breaches of network or information technology security, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

For us to further penetrate the marketplace, the marketplace must be confident that we provide effective security protection for national and other secured identification documents and cards. Although we have not experienced any act of sabotage or unauthorized access by a third party of our software or technology to date, if an actual or perceived breach of security occurs in our internal systems or those of our customers, regardless of whether we caused the breach, it could adversely affect the market’s perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners, thereby causing our revenues to decline. If we or our customers were to experience a breach of our internal systems, our business could be severely harmed by adversely affecting the market’s perception of our products and services.

Interruptions or delays in service from our systems could impair the delivery of our services and harm our business.

We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties, in order to provide services to our customers. Our systems and data centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have security, backup and recovery systems in place, as well as business continuity plans designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but could also require the payment of penalties or damages to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

Any damage to, failure of, or defects in our systems or those of third parties, errors or delays in the processing of payment or other transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of customers, loss of customer and consumer data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and diversion of technical and other resources.

Third parties could obtain access to our proprietary information or could independently develop similar technologies.

Despite the precautions we take, third parties may copy or obtain and use our technologies, ideas, know-how and other proprietary information without authorization or may independently develop technologies similar or superior to our technologies. In addition, the confidentiality and non-competition agreements between us and most of our employees, distributors and clients may not provide meaningful protection of our proprietary technologies or other intellectual property in the event of unauthorized use or disclosure. If we are not able to successfully defend our industrial or intellectual property rights, we may lose rights to technologies that we need to develop our business, which may cause us to lose potential revenues, or we may be required to pay significant license fees for the use of such technologies. To date, we have relied primarily on a combination of patents, trade secret and copyright laws, as well as nondisclosure and other contractual restrictions on copying, reverse engineering and distribution to protect our proprietary technology.

Our current patents and any patents that we may register in the future may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Any inability to protect intellectual property rights in our technology could enable third parties to compete more effectively with us.

In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or any other country in which we operate may not be adequate to fully protect our intellectual property rights.

Third parties may assert that we are infringing their intellectual property rights; IP litigation could require us to incur substantial costs even when our efforts are successful.

We may face intellectual property litigation, which could be costly, harm our reputation, limit our ability to sell our products, force us to modify our products or obtain appropriate licenses, and divert the attention of management and technical personnel. Our products employ technology that may infringe on the proprietary rights of others, and, as a result, we could become liable for significant damages and suffer other harm to our business.

We have not been subject to material intellectual property litigation to date. Litigation may be necessary in the future to enforce any patents we have or may obtain and/or any other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties, prevent us from licensing our technology or selling or manufacturing our products, or require us to expend significant resources to modify our products or attempt to develop non-infringing technology, any of which could seriously harm our business.

Our products may contain technology provided to us by third parties. Because we did not develop such technology ourselves, we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of any other party. Our suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only with respect to intellectual property infringement claims in certain jurisdictions, and/or only up to a maximum amount, above which we would be responsible for any further costs or damages. In addition, we have indemnification obligations to certain parties with respect to any infringement of third-party patents and intellectual property rights by our products. If litigation were to be filed against these parties in connection with our technology, we would be required to defend and indemnify such parties.

Our officers and directors beneficially own a majority of our common stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors of the Company currently beneficially own more than a majority of our outstanding common stock.  As such, they control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. A few of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The identification management and payment processing industries are characterized by rapid change and new entrants.  We will need to consistently develop and improve products in order to remain competitive in the technology industry. Several competitors exist for the Company’s current and planned products and platform services relating to identification management including MorphoTrak, Gemalto, SuperCom, SecureKey, Authy and other new entrants into the market. Each competitor has a unique and different offering or approach to solve similar problems, which overlap with those of the Company. Some provide out-of-band authentication, most only provide in-band authentication. We do not believe that there is any competitor which can offer both systems, in the manner that we intend. Some competitors are manufacturers who provide systems or platform solutions to third party operators and therefore do not directly compete with our company which operates its own systems but do power our competitors.

The payment processing industry has a large number of competitors who provide gateway services, end-to-end, payment processing, peer-to-peer payments and bill payments. In Colombia, we compete against those technology companies, as well as acquiring banks and payment processors offering payment solutions to online and brick and mortar merchants.  While we will take steps to protect and maintain its intellectual property and competitive designs, there is no guarantee that such intellectual property protection and competitive designs can safeguard against the rapid technological changes and innovation that characterize the industries in which we operate. In addition, it is possible that other technology companies could develop competing technology and products.

The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets which could have an adverse effect on our position in our industry and on our business and operating results.

Government regulation could negatively impact the business.

We do not need or require any approval from government authorities or agencies in order to operate our regular business and operations.  However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of our activities in payment processing may in due course require government licensing in different jurisdictions and may subject it to additional regulation and oversight. If our proposed products become subject to these license and export control regulations, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. In that event, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry.

There is limited liquidity on the OTC, which may result in stock price volatility and inaccurate quote information.

We recently received the symbol of IDGS and trade on the OTC, which has limited volume. When fewer shares of a security are being traded on the OTC, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted on the OTC and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or, if developed, be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our stock may be considered a penny stock and any investment in our stock will be considered a high-risk investment and subject to restrictions on marketability.

The trading price of our common stock is below $5.00 per share.  If the price of the common stock is below such level, trading in our common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended.  These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions).  For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could impact the liquidity of our common stock.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ, on which their securities are listed. Prospective investors should bear in mind our current lack of Sarbanes Oxley measures in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the Company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We were required to include the management report in annual reports starting with the year ending December 31, 2009. Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010. Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2. Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater. As a result, the exemption effectively applies to companies with less than $75 million in market capitalization.

We are not current in our filings under the Securities Exchange Act of 1934 and, as a result, the Rule 144 resale exemption is not available for shareholders that wish to resell their securities utilizing this exemption.

On April 6, 2015, we closed on a Share Purchase Agreement with all of the shareholders of MultiPay S.A., a Colombian corporation (“Multipay”), pursuant to which we acquired 100% of the issued and outstanding shares of MultiPay. On February 8, 2016, we closed on the acquisition of FIN Holdings Inc. (“FIN”), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. and Cards Plus Pty Ltd.  We filed Form 8-K Current Reports disclosing each acquisition and we are required to file an amended Form 8-K providing the audited financial statements for the year ended December 31, 2014 for Multipay and  for the years ended December 31, 2015 and 2014 for FIN within 75 days of such acquisition.  We have missed the deadlines for filing the amendments to the Form 8-K containing  the required financial statements for each acquisition.  In addition, we have not filed our Form 10-Q Quarterly Reports for the quarters ended March 31, 2016 and June 30, 2016.

As we were in the past categorized as a “shell company” pursuant to Rule 144, re-sales of our securities pursuant to Rule 144 may not be made unless the company is current on all of its periodic reports required to be filed with the SEC during the 12 months before the date of the shareholder’s resale.  As a result of the aforementioned deficient filings, we are not current in our filings under the Securities Exchange Act of 1934, as amended, and Rule 144 is not available at this time for shareholders to re-sell their securities utilizing Rule 144.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Longwood, Florida. The location consists of over 3,500 square feet.  The facility is fully furnished with computers, phone systems, Internet access and break rooms to accommodate up to 25 employees.  On December 12, 2014, ID Global Solutions Corporation entered into a Real Estate Purchase Agreement with Megan DeVault and Jeffrey DeLeon, as purchasers, pursuant to which we agreed to sell to the purchasers, who are unrelated third parties, all of our rights, title and interest in these headquarters in Longwood, Florida for a purchase price of $240,000. The transaction closed on December 19, 2014.

On December 19, 2014, at the closing of the sale of the headquarters, the Company entered into a 12 month lease for the facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges.

MultiPay S.A.S. has two offices located in Bogotá, Colombia. The offices consist of approximately 3,000 square feet combined.  The facility is fully furnished with computers, phone systems, internet access and break rooms to accommodate up to 30 employees.  MultiPay’s offices currently are covered by two separate leases, both of which are with Organizacion Inmobiliaria Fierro Diaz & Cia. The first lease currently runs from April 1, 2016 through March 31, 2017 with a yearly renewal option. The second lease currently runs from November 1, 2015 through October 31, 2016 with a yearly renewal option. The leases cost a combined $3,700 per month.

IDGS S.A.S. has a warehouse facility located in Bogotá, Colombia. The location consists of approximately 4,000 square feet.  The facility is furnished with phone systems, internet access and administrative offices.  The lease is with Energy Inc. S.A.S. and currently runs from September 1, 2015 through August 31, 2016 with a yearly renewal option. The lease cost is approximately $1,900 per month.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material respects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company's stock on the OTC Markets (ticker symbol: IDGS) for each quarter for the years ended December 31, 2015 and 2014 (with trading beginning on May 19, 2015) were as follows:

Quarter Ended	High	Low
March 31, 2015	$-	$-
June 30, 2015	$0.10	$0.02
September 30, 2015	$0.55	$0.10
December 31, 2015	$0.55	$0.38
March 31, 2016	$0.50	$0.25
June 30, 2016	$0.25	$0.08
September 30, 2016	$0.30	$0.13

Holders of our Common Stock

As of October 31, 2016, there were approximately 138 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.  The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company currently intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2015:

			Number of securities
			remaining available
			for future issuance
	Number of		under equity
	securities to be issued	Weighted-average	compensation plans
	upon exercise	exercise price of	(excluding securities
	of outstanding	outstanding options	reflected in first
Plan	options and rights	and rights	column)
Equity compensation plans approved by security holders – 2014& 2015 Equity Compensation Plan	25,000,000	$0.45

Equity compensation plans or arrangements not approved by security holders	22,800,000	$0.12

Totals	47,800,000	$0.32	143,700,124

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

The Company did not issue any securities under the 2014 Plan during 2014. All securities issued under the 2014 Plan occurred during 2015. The Company has no other stock options plans in effect as of December 31, 2015.

Unregistered Sales of Equity Securities

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

From June 25, 2015 through June 30, 2015, the Company entered into a Securities Purchase Agreements with several accredited investors pursuant to which the accredited investors invested $700,000 (the "First Closing") into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 15,400,000 shares of common stock. On July 29, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors pursuant to which the accredited investors invested $190,000 (the "Second Closing” and together with the First Closing, the “Offering") into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 4,180,000 shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $0.05 subject to antidilution protection. The Secured Convertible Debentures bear interest of 10%, are payable on the earlier of the Company closing a financing in excess of $2,000,000 or one year from the date of issuance. The Secured Convertible Debentures are convertible into shares of common stock at $0.03 to $0.01 per share subject to antidilution protection. In the event the Secured Convertible Debentures are not paid in full by the maturity date, then the Company shall be obligated to make a monthly cash payment to the holder as liquidated damages in the amount equal to 2% of the principal and interest outstanding. The Company, at its sole option, may pay such liquidated damages in shares of common stock of the Company equal to the amount payable divided by the weighted average market price for the five days prior to the payment. Such liquidated damages will be paid on a monthly basis until this debenture is paid in full. The Secured Convertible Debenture is secured by all assets of the Company. Each of the accredited investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In connection with the Offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $71,200 and issued Network 1,866,666 shares of common stock of the Company.

On September 25, 2015 through November 5, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "2015 Accredited Investors") pursuant to which the 2015 Accredited Investors invested $1,250,000 (the "Offering") into the Company in consideration of Secured Promissory Notes (the "Notes") and common stock purchase warrants (the "Warrants") to acquire an aggregate of 8,333,338 shares of common stock. The Warrants are exercisable for a period of five years at an exercise price of $0.15. The Notes bear interest of 12% and are payable one year from the date of issuance. The Notes are secured by 100% of the Company’s interest in ID Global LATAM S.A.S., a wholly-owned Colombian subsidiary of the Company. Prior to the maturity dates of the Notes, the 2015 Accredited Investors may elect to convert the interest accrued on the Notes into shares of common stock of the Company at a conversion rate of $0.10 per share,

On April 6, 2015, the Company closed on a Share Purchase Agreement (the "Purchase Agreement") with all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company will issue and sell to the Multipay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. The Company has issued approximately 6,100,000 shares of common stock to the Multipay Shareholders upon closing of the transaction. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of US $370,000, the Company is required to deliver the balance of approximately 1,500,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the required amount by the 12-month anniversary of the closing date, the Company will not be required to deliver the remaining shares of common stock. Multipay through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. The company was established in December of 2008 and has 14 full time employees based in Bogota, Colombia.

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

On September 25, 2015, the Company entered into a letter agreement (the “Letter Agreement”) with ID Solutions Inc. (“ID Solutions”), pursuant to which the parties agreed to settle a loan previously made to the Company by ID Solutions in the current amount $172,095, including principal and interest, in consideration of the issuance by the Company to ID Solutions of a 12% Convertible Promissory Note (the “ID Solutions Note”) in the amount of $172,095 and a common stock purchase warrant (the “ID Solutions Warrant”) to purchase 1,146,667 shares of common stock for a period of five years at an exercise price of $0.15. The ID Solutions Note bears interest of 12%, is payable on September 25, 2016. ID Solutions may elect to convert all or part of the principal amount of the ID Solutions Note plus interest into shares of common stock of the Company at a conversion rate of $0.10 per share. Douglas Solomon, an officer and director of the Company, is the principal shareholder, executive officer and director of ID Solutions.

On December 22 through December 28, 2015, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "2015 Accredited Investors") pursuant to which the 2015 Accredited Investors invested $850,000 (the "Offering") into the Company in consideration of Promissory Notes (the "Notes") and common stock purchase warrants (the "Warrants") to acquire an aggregate of 1,770,832 shares of common stock. The Warrants are exercisable for a period of five years at an exercise price of $0.48. The Notes bear interest of 12% and are payable one year from the date of issuance. The Notes are secured by pro-rata pledges of 10,000,000 issued and outstanding shares of common stock of the Company held by the Company's Chief Executive Officer, Thomas R. Szoke, pursuant to stock pledge agreements entered into between the 2015 Accredited Investors and Mr. Szoke. Prior to the maturity dates of the Notes, the 2015 Accredited Investors may elect to convert the interest accrued on the Notes into shares of common stock of the Company at a conversion rate of $0.48 per share (the “Interest Conversion Price”), provided, however, that upon the closing of the next financing following the closing of the Offering in which the Company sells shares of common stock or securities that are convertible into shares of common stock in excess of $5,000,000 (the "Subsequent Financing"), the Interest Conversion Price will be adjusted to equal 120% of such price per share or conversion price utilized in such Subsequent Financing, provided, however, that in no event will the Interest Conversion Price be increased and such adjustment to the Interest Conversion Price will be a one-time event.

On February 8, 2016, the Company closed on the acquisition of FIN Holdings Inc. ("FIN"), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa. The purchase price of $9,000,000 was paid in the form of common stock of the Company, resulting in the issuance of 22,500,000 shares of the Company’s common stock to the FIN shareholders.

On April 19, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "April 2016 Accredited Investors") pursuant to which the April 2016 Accredited Investors invested an aggregate of $1,550,000 into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. However, the exercise price shall be adjusted to equal the conversion price or the per share purchase price of Company's next offering in the minimum amount of $5,000,000 if such price is less than $0.25 (the "Adjustment Price") and the number of shares of common stock issuable upon exercise of the warrants shall be adjusted to equal the consideration paid by the April 2016 Accredited Investors by the Adjustment Price. The Secured Convertible Debentures bear interest of 12% and are payable on the six (6) month anniversary of the Secured Convertible Debentures. The Secured Convertible Debentures are convertible into shares of common stock at $0.25 per share subject to antidilution protection. The conversion price shall be adjusted to equal the Adjustment Price less a 20% discount if such Adjustment Price is less than $0.25 per share. The Secured Convertible Debentures are secured by 18,235,295 issued and outstanding shares of common stock of the Company held by certain shareholders of the Company (the "Pledgors") pursuant to stock pledge agreements entered into between the April 2016 Accredited Investors and the Pledgors. Each of the April 2016 Accredited Investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

All of the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

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

Overview

ID Global Solutions Corporation, together with its subsidiaries (“ID Global”, the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. Founded to pioneer innovative digital identification solutions, the Company is focused on addressing the growing need for highly secure and convenient methods for identity management during a variety of electronic transactions. The Company provides its biometric identification services to government and public sector organizations, seeking to verify and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. With the acquisition of MultiPay S.A., or MultiPay, the Company acquired a transaction processing platform that offers secure multifunctional payment gateway services to merchants and financial institutions. With the development of the OnePayTM electronic payment solution the Company believes it will be able to combine its core technologies and use its platform to power a solution that will provide cost effective and secure means of financial inclusion for the un-banked and under banked population around the globe.

The Company is continuing to develop secure biometric identity management and electronic transaction solutions for international and domestic government, enterprise, and consumer markets. The Company’s products focus on two distinct yet complementary requirements, for which the Company believes there is significant market demand. One is the broad requirement for identity, access and transaction verification and associated identity management needs. The other is for providing cost effective and secure methods of conversion of cash and paper to electronic payments for the un-banked and under banked population, to enable them to participate in the digital economy there by facilitating financial inclusion. The Company has invested in developing, patenting and acquiring both hardware and software platforms, which are intended to address these specific market requirements.

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. ID Global has been in the developmental stage since inception.

The Company’s headquarters are located in Longwood, Florida. The location consists of over 3,500 square feet.  The facility is furnished with computers, phone systems, internet access and break rooms to accommodate up to 25 employees.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management and payment processing industries, including growing concerns over identity theft and fraud and the increase in electronic payments, in particular solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for convenient and faster payment transactions, the gaps in the existing value propositions offered by the banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks traditional payment services. Our results are also impacted by the changes in levels of spending on identity management and security methods, and as a result, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers by expanding into new markets and by innovation. If we are successful in these efforts, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic methods, such as those that we offer, our revenue would also increase.

Going Concern

The Company has an accumulated deficit of approximately $39.1 million as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues, none of which can be assured.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Property and Equipment, net

Property and equipment consisted of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal

Other Assets

Other assets consist primarily of costs associated with the construction of an HDR (Handheld Document Reader) mobile biometric devices. As of December 31, 2015, the devices are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their useful lives unless the lives are determined to be indefinite. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over a ten year period. Amortization of internally developed software is amortized over a three-year period.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management of the Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2018.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern.” This ASU amends ASC205-40. ASC 205-40 provided guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)" ("ASU 2015-17"). Currently US GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2017 and interim periods thereafter. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02") that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018 and interim periods thereafter, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Results of Operations and Financial Condition for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

The following are the consolidated results of our operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

	Year End
	December 31,	December 31,
	2015	2014	$ Change

Revenue	$735,364	$-	$735,364

Net Revenue	735,364	-	735,364

Operating Expenses
General and administrative	9,003,143	717,505	8,285,638
Research and development	480,789	1,500	479,289
Depreciation and amortization	147,052	48,841	98,211
Total operating expenses	9,630,984	767,846	8,863,138
			-
Loss from operations	(8,895,620)	(767,846)	(8,127,774)
			-
Other Income (Expense):

Loss on derivative liability	(26,647,021)	-	(26,647,021)
Loss on sale of property and equipment	-	(71,616)	71,616
Interest expense	(1,136,528)	(65,225)	(1,071,303)
Loss before income tax	(36,679,169)	(904,687)	(35,774,482)
Income tax expense	-	-	-
Net loss	$(36,679,169)	$(904,687)	$(35,774,482)

Revenues

During the year ended December 31, 2015, the Company commenced its operations and generated revenues of approximately $735,000. The Company’s revenues are primarily related to consulting services ($500,000) provided to ID Solutions, Inc,, a related party customer due to certain directors of the Company also being directors of ID Solutions, Inc. In addition, the Company’s Colombia operations generated revenues of approximately $235,000. The Company did not have reveneus for the year ending December 31, 2014 as it had not yet fully commenced its operations and there were no acquisitions.

Operating Expenses

Operating expenses for the year ended December 31, 2015 increased by approximately $8.8 million as compared to the same period in 2014 due primarily to increases in stock option compensation expense, general and administrative expenses and research & development expenses for 2015 as compared to 2014. Our stock option compensation expense increased by $6,320,000 primarily as a result of the Company’s need to retain and hire necessary talent to carry out its operations. Our general and administrative expenses were higher in 2015 due to increased payroll expenses ($1,107,500), legal fees ($273,000), consulting fees ($137,000), rent expense ($57,000) and travel & entertainment ($38,000) associated with the raising capital and the acquisition of Multipay SAS. Our research and development expenses were higher in 2015 due to software engineering expenses for the development of kiosk, OnePay and ID Complete software solutions, which continues in 2016 and did not exist in 2014.

Loss on Sale of Property and Equipment

In May 2014, we acquired an office building for a purchase price of $430,000, which was sold in December 2014 for $240,000. As a result, we recorded a loss on sale of the building of $71,616 for the year ended December 31, 2014. There were no such transactions during 2015.

Interest Expense and Loss on Derivative Liability

Our interest expense increased during 2015 by approximately $1.1 million primarily due to additional debt issued during the year, including amortization of debt discount associated therewith, and debt assumed through the acquisition of Multipay SAS of approximately $273,000. During 2015, we borrowed an aggregate of $3,240,000 from various individual sources through four rounds of financing in the form of notes payable and convertible notes payable. Interest rates were primarily 12% with warrant coverage set at variable rates. The convertible notes payable include certain features that allow the convertible debenture and warrant holders to adjust the exercise price downward under certain circumstances. The Company has determined that the conversion features and warrants are considered derivative liabilities (and treated as a discount on the related debt), which are carried at fair value. The change in fair value of derivative liabilities during the year amounted to approximately $26.6 million.

Liquidity and Capital Resources

As of December 31, 2015, our current assets amounted to $1,509,787 and our current liabilities outstanding amounted $27,550,685, which consists primarily of a derivative liability ($25,445,645) related to the capital raises.

Net cash used by operating activities was $2,522,928 for the year ended December 31, 2015 compared to $362,812 in 2014. Our cash used in operations for 2015 was the primarily result of our net loss of approximately $36.7 million, offset by non-cash expenses of $34,156,241, which was primarily related to derivative expenses ($26,647,021) and stock options issued ($6,320,114).

Net cash used in investing activities for 2015 was $187,003, which was primarily the result of $265,022 in spending for investments in other assets.

Net cash provided by financing activities for 2015 amounted to $2,848,947, which consisted of proceeds from the issuance of notes payable and convertible notes payable.

Net cash provided by financing activities for 2014 amounted to $923,802 which was the result of additional notes payable borrowings of $1,148,417, offset by $224,615 for the repayment of notes payables.

Description of Indebtedness

As described in Item 1a, the Company has a history of losses and may not be able to achieve profitability in the near term. Further, due to the losses incurred, the Company has not been able to achieve positive cash flows from operations and is required to seek additional financing. As more fully described in Notes 8 and 9, the Company to date has obtained financing in the form of promissory and convertible notes payable. The promissory notes and convertible notes payable are at interest rates ranging from 10-12%, may allow for principal and/or interest to be converted to equity and may also include warrants for the purchase of the Company’s common stock. The Company believes that its ability to borrow in the near term will be with similar promissory and convertible notes payable. The Company is currently anticipating that it will attain positive cash flows from operation in 2018. For 2016 and 2017, the Company anticipates borrowing requirements to be approximately $5.7 million and $3.3 million, respectively.

For a complete description of our outstanding debt as of December 31, 2015 and 2014, see Notes 7,8 & 9 the consolidated financial statements.

As of December 31, 2015, we had total convertible notes payable outstanding of $383,346, which primarily consisted of borrowings in the form of convertible debt from various unrelated party entities, net of discounts.

As of December 31, 2015, we had total promissory notes payable outstanding of $634,069, which consisted of borrowings from unrelated party entities, net of discounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

On December 19, 2014 at the closing of the sale of our office building, we entered into a 12 month lease for office facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. This lease has been renewed for a 12 month term. The monthly payments include all taxes and building maintenance charges.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages 45 through 48 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 6, 2016 (the “Dismissal Date”), the Company advised Anton & Chia, LLP (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 6, 2016.

During the years ended December 31, 2014 and 2013 and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such years.

Except as set forth below, during the years ended December 31, 2014 and 2013 and through the Dismissal Date, the reports of the Former Auditor on the Company's financial statements for the years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of the Company's financial statements for each of the years ended December 31, 2014 and 2013 contained an explanatory paragraph, which noted that there was substantial doubt about the Company's ability to continue as a going concern.

On December 31, 2015, the Company engaged Cherry Bekaert LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer have conducted an assessment of our internal control over financial reporting as of December 31, 2015.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2015:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.
The Company expanded significantly in 2015 as a result of its MultiPay acquisition. Due to the Company’s limited capital resources, it has not been able to establish the proper accounting and financial reporting oversight of its MultiPay subsidiary, which is located in Colombia.
-	There is a strong reliance on outside consultants to review and adjust the annual and quarterly consolidated financial statements, to monitor the consolidated financial reporting of all of the Company’s domestic and foreign operations, new accounting principles, and to ensure compliance with US GAAP and SEC disclosure requirements.
-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.
-	A formal audit committee has not been formed.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements.  The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Age	Position(s) and Offices Held
Douglas Solomon	60	Chief Operating Officer and Chairman of the Board of Directors
Thomas Szoke	51	President, Chief Executive Officer and Director
Charles D. Albanese	56	Chief Financial Officer and Director
Andras Vago	64	Director
Herbert Selzer	70	Director
Ricky Solomon	54	Director
David S, Jones	60	Director

Douglas Solomon

Douglas Solomon serves as Chief Operating Officer and a Director of the Company.  Mr. Solomon is the co-founder of ID Solutions Inc., and has over 30 years of hands-on experience in the management and operations of high-tech international corporations and their subsidiaries. His experience includes over 18 years in international sales and marketing within the high-tech industry. Prior to founding ID Solutions, Douglas held various positions as President and/or CEO of various US-based and international companies. His experience and responsibilities include every aspect of running a business, people management, financial controls, resource planning and expansion/growth strategy of the company and its stakeholders. As a graduate of the University of the Witwatersrand, he started his career with Hewlett Packard in South Africa in 1979 and in 1985 left HP to start one of the largest HP OEM’ s in Africa, under the banner of the then publicly traded “Square One Solutions Group”. In partnership with various local and international companies, Douglas has been instrumental in establishing a beachhead for numerous new ventures in a variety of high-tech focused opportunities.

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

Charles D. Albanese

Charles D. Albanese serves as Chief Financial Officer and a Director of the Company. From 2011 to 2015, Mr. Albanese has served as the Chief Operating Officer and Managing Director of Do It Right LLC, a business development consulting firm based in New York, NY. Mr. Albanese served as the Chief Operating Officer and Managing Director from 2009 to 2011 of Brevet Capital, a hedge fund with under $1 billion in management. From 2005 to 2008, Mr. Albanese served as the Chief Operating Officer and Chief Financial Officer of Cambridge Management Group LLC, a pre-settlement legal financing firm. Prior to 2005, Mr. Albanese held several roles with Opticality Corp. and AT&T Wireless Services. Mr. Albanese graduated from Manhattan College with a B.S. Business Management/Finance.

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

Mr. Vago also possesses knowledge in Marketing from the Hungarian Aluminum Industry Trust. He also possesses a background in Import/Export knowledge and experience during his career at the Machine Export Company, the Chemical Machine and Equipment Export and Import Company and was head of exporting at Chemical Machine and Equipment Export and Import Company, “Chemocomplex”.

Mr. Vago is a degreed Engineer graduating from the College Faculty of Metallurgy of the Technical University of Heavy Industry in Miskolc. Mr. Vago also possesses a degree in the Economic Expert Branch of the Faculty of International Economic Relations from the University of Economics “Karl Marx” in Budapest, Hungary. Mr. Vago is fluent in Hungarian, German, Italian and English.

Herbert Selzer

Herbert Selzer serves as an Independent Director of the Company.  Mr. Seltzer is an attorney based on New York, New York with a focus in corporate, international estate planning, trust and estates and wealth management. Mr. Seltzer has been a partner with Loeb, Block & Partners LLP since 1972. Prior to 1972, Mr. Seltzer was employed by Ernst & Young. Mr. Seltzer holds a BS Economics from Brooklyn College, a JD from George Washington University Law Center and an LLM from New York City School of Law.

Ricky Solomon

Ricky Solomon serves as an Independent Director of the Company.  From 1983 to 1998 Mr. Solomon held several positions at Wechsler & Co. ("Wechsler"), a broker dealer focused on convertible securities. During his tenure Mr. Solomon became a partner and a managing director in charge of trading at Wechsler. After spending 15 years at Wechsler, Mr. Solomon joined Paloma as a portfolio manager where he ran a convertible arbitrage book as well as a long short equity book focused on technology stocks from 1998 to 2000.

In 2000, Mr. Solomon became a founding partner of Amaranth, a multi-strategy market neutral hedge fund that grew to almost $10 billion in assets by 2006. There, Mr. Solomon ran global convertible arbitrage and a long short equity book and he was also was a member of the executive committee until leaving Amaranth in 2006. Mr. Solomon joined Verition, another multi- strategy market neutral fund, in 2008 and remained there until 2014. Mr. Solomon currently serves on the board of Aspen University, a for profit on-line higher learning institution. Mr. Solomon joined Tripoint Global Equities in 2015. Through the years, Mr. Solomon has structured many financings, both public and private and in multiple industries. He also has been a very active venture capital investor. Mr. Solomon graduated from Emory University in 1983 with a BBA in finance.

From 1983 to 1998 Mr. Solomon held several positions at Wechsler & Co. ("Wechsler"), a broker dealer focused on convertible securities. During his tenure, Mr. Solomon became a partner and a managing director in charge of trading at Wechsler. After spending 15 years at Wechsler, Mr. Solomon joined Paloma as a portfolio manager where he ran a convertible arbitrage book as well as a long short equity book focused on technology stocks from 1998 to 2000.  In 2000, Mr. Solomon became a founding partner of Amaranth, a multi-strategy market neutral hedge fund that grew to almost $10 billion in assets by 2006. There, Mr. Solomon ran global convertible arbitrage and a long short equity book and he was also was a member of the executive committee until leaving Amaranth in 2006. Mr. Solomon joined Verition, another multi- strategy market neutral fund, in 2008 and remained there until 2014. Mr. Solomon currently serves on the board of Aspen University, a for profit on-line higher learning institution. Mr. Solomon joined Tripoint Global Equities in 2015. Through the years, Mr. Solomon has structured many financings, both public and private and in multiple industries. He also has been a very active venture capital investor. Mr. Solomon graduated from Emory University in 1983 with a BBA in finance. Mr. Solomon is a limited investor in Renrel Partners LLC (“RPLLC”).  RPLLC has entered a branch office relationship with Network 1 Financial Securities Inc. pursuant to which RPLLC provides administrative services relating to the management of a branch office.

David S. Jones

David S. Jones served in the past as Chief Executive Officer, President, Secretary and Treasurer of the Company, and is presently a Director of the Company.  Mr. Jones has been in global business management in all regions of the world including global management of company personnel and contractor/partner relationships.  He has served as a board member on joint ventures operating in Beijing, China, Bangalore, India and Perth, Australia.  He has served and managed sales, field service, managed service, systems integration and professional service, marketing, finance, engineering, business development and other areas with a particular expertise in global services, strategic partnerships and joint venture management.  From 1986 through 2007, Mr. Jones worked for Motorola, Inc. with various systems, operations and development positions retiring as Vice President for Global Service Delivery Operations responsible for the global delivery of all technical call centers, network operations centers, secure operation center, technical training and services business development.  He served as a board member for the joint venture between Motorola and WiPro in Bangalore, India, Motorola and ERG in Perth, Australia and Motorola and a Local Manufacturer in Beijing, China.  From 2007 to 2010, Mr. Jones was Vice President and General Manager for Intermec Technologies, Inc.’ s Global Services Division in Everett, Washington.  Mr. Jones was responsible for Intermec's global services business including margin improvement and revenue growth, sales, third party services, marketing, finance, call centers, parts sales and professional services.  From 2010 to 2011, Mr. Jones served in a consultant capacity to large and small manufacturers trying to enter or improve their services position in the market. And in 2011 Mr. Jones joined Innovation in Motion Inc. as President & CEO, which has grown from a start-up in 2009 to a pre-tax revenue of $7.7 million.  Mr. Jones received his Bachelor of Science degree in Civil Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana and his Masters in Business Administration degree from Baldwin Wallace College in Berea, Ohio.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company.  The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly.  Based on this review, the board has determined that there are four (4) independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and	Year	($)	($)	($)	($)	($)	($)	($)	($)

Thomas Szoke	2015	275,000	-	-	1,658,298	-	-	-	1,933,298
President, CEO and Director (1)	2014	31,458	68,750	-	-	-	-	-	100,208

Douglas Solomon	2015	83,333		-	3,316,596	-	145,833	-	3,545,762
Chairman, COO and Director (2)	2014	30,416	62,500	-	-	-	-	-	92,916

Charles D. Albanese	2015	133,333	-	-	4,876	-	-	-	138,209
CFO and Director (3)

Maxim Umarov	2015	68,750	-	-	354,316	-	-	-	423,066
CTO (4)

(1)	Mr. Szoke’s Salary Compensation for the fiscal year ending 2014 was $31,458, which includes $11,458 that was not paid in 2014 and hence was accrued as of December 31, 2014. In addition, Mr. Szoke had a one time sign on bonus associated with the execution of his employment agreement that totaled $68,750. In 2015, Mr. Szoke was awarded 10,000,000 options which will vest in four installments over a 12 month period beginning September 15, 2015, of which 5,000,000 were exercisable as of 12/31/15 and carried an associated expense to the company of $1,658,298. Mr. Szoke has not exercised or realized any gain on these options as of the submission of this report.

(2)	Mr. Solomon’s Salary Compensation for the fiscal year ending 2014 was $30,416, which includes $10,416 that was not paid in 2014 and hence was accrued as of December 31, 2014. In addition, Mr. Solomon had a one time sign on bonus associated with the execution of his employment agreement that totaled $62,500 that was not paid out in 2014 and hence was accrued as of December 31, 2014. In 2015 Mr. Solomon agreed to deffer $145,833 in salary in order to assist the company with its cash flow. He also received 20,000,000 options which will vest in four installments over a 12 month period beginning September 15, 2015 of which 5,000,000 were exercisable as of December 31, 2015 and carried an associated expense to the company of $3,316,596. Mr. Solomon has not exercised or realized any gain on these options as of the submission of this report.

(3)	Mr. Albanese was hired on April 15, 2015 and as part of his compensation package was granted 3,500,000 options which will vest in eight installment over two years, of which 750,000 were exercisable as of December 31, 2015 and carried an associated expense to the company of $4,876. Mr. Albanese has not exercised or realized any gain on these options as of the submission of this report..

(4)	Mr. Umarov was hired on July 1, 2015 and as part of his compensation package was granted 3,000,000 options which will vest in eight installment over two years, of which 750,000 were exercisable as of December31, 2015 and carried an associated expense to the company of $354,316. Mr. Umarvo has not exercised or realized any gain on these options as of the submission of this report.

The compensation shown above is presented for the calendar years 2015 and 2014, respectively, and represents salaries and compensation payable to the officers noted above in connection with their services for the Company

As of December 31, 2015, there was accrued compensation in the amount of $145,833 that was due to the Company’s officers. Upon successful completion by the Company of a primary public offering in the future (or the completion of other financing or funding), if at all, however, the Company may compensate officers and employees as discussed below in “Anticipated Officer and Director Remuneration”.

Each of the officers has received certain shares of common stock in the Company in connection with the change of control of the Company and/or the IIM Acquisition.  Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers; as such shares do not represent compensation that was paid to any officer.

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

Outstanding Equity Awards to Executive Officers

Executive Officer	Number of Securities underlying Unexercised Options Exercisable	Number of Securities underlying Unexercised Options Unexercisable	Exercise Price	Expiration Date
Thomas Szoke	5,000,000	5,000,000	$0.45 per share	September 25, 2020
Douglas Solomon	10,000,000	10,000,000	$0.45 per share	September 25, 2020
Charles Albanese	875,000	2,625,000	$0.10 per share	September 28, 2020
Maxim Umarov	750,000	2,250,000	$0.10 per share	September 25, 2020

Compensation of Directors

The following table reflects compensation to each non-executive director of the Company during the year ended December 31, 2015:

Executive Officer	Fees earned or paid in cash	Stock Awards	(1) Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Ricky Solomon	-	-	23,223	-	-	-	23,223
Herbert Selzer	-	-	88,541	-	-	-	88,541

(1)	The grant date fair value of the stock options granted in 2015, computed in accordance with FASB ASC Topic 718, was $69,669 and $177,082 for Messrs. Solomon and Selzer, respectively. The amount shown in the table represents the vested portion in 2015 recognized as compensation. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in the Form 10-K. At December 31, 2015, Messrs. Solomon and Selzer held 3,500,000 and 400,000 common stock options, respectively, subject to vesting.

Executive Employment Agreements

The Company entered into an executive employment agreement with Thomas Szoke, as of February 27, 2014. Pursuant to the agreement, Mr. Szoke will receive a base salary of $60,000 per year.  Mr. Szoke is also eligible for vacation and sick leave.  The term of the employment agreement is from March 1, 2014 to February 28, 2017. On July 1, 2014 he issued the Company a letter agreement pursuant to which he agreed to accept $1.00 as all compensation due him until such time as the parties entered into a new employment agreement. On December 19, 2014 the Company entered into a new executive employment agreement with Thomas Szoke. Pursuant to the agreement, Mr. Szoke will receive a base salary of $275,000 per year with a onetime signing on bonus of three-months base salary. Mr. Szoke is also eligible for vacation and sick leave. The term of the employment agreement is from December 19, 2014 thru December 18, 2017. This agreement was amended on September 25, 2015 to include the issuance of 10,000,000 common stock options exercisable at $0.45 per share for a period of five years.

The Company entered into an executive employment agreement with Douglas Solomon, as of February 27, 2014.  Pursuant to the agreement, Mr. Solomon will receive a base salary of $60,000 per year.  Mr. Solomon is also eligible for vacation and sick leave.  The term of the employment agreement is from March 1, 2014 to February 28, 2017. On July 1, 2014 he issued the Company a letter agreement pursuant to which he agreed to accept $1.00 as all compensation due him until such time as the parties entered into a new employment agreement. On December 19, 2014 the Company entered into a new executive employment agreement with Douglas Solomon. Pursuant to the agreement, Mr. Solomon will receive a base salary of $250,000 per year with a onetime signing on bonus of three-months base salary. Mr. Solomon is also eligible for vacation and sick leave. The term of the employment agreement is from December 19, 2014 thru December 18, 2017. This agreement was amended on September 25, 2015 to include the issuance of 20,000,000 common stock options exercisable at $0.45 per share for a period of five years

The Company entered into an executive employment agreement with Charles D. Albanese as of May 28, 2015.  Pursuant to the agreement, Mr. Albanese will receive a base salary of $200,000 per year.  Mr. Albanese is also eligible for vacation and sick leave.  The term of the employment agreement is from May 28, 2015 to May 27, 2018. The agreement to includes the issuance of 3,500,000 common stock options exercisable at $0.10 per share for a period of five years.

The Company entered into an executive employment agreement with Maksim Umarov as of July 6, 2015.  Pursuant to the agreement, Mr. Umarov will receive a base salary of $150,000 per year.  Mr. Umarov is also eligible for vacation and sick leave.  The term of the employment agreement is from July 1, 2015 to June 30, 2018. The agreement also to includes the issuance of 500,000 common stock options exercisable at $0.10 per share for a period of five years. This agreement was amended on September 25, 2015 to include the issuance of an additional 3,000,000 common stock options exercisable at $0.10 per share for a period of five years.

The Company has certain key personnel consulting arrangements of note:

In March 2014, the Company entered into a consulting agreement with Jamie White, an independent contractor hired to provide Mechanical Design services for the development of the Company’ s new products. The agreement is a month-to-month agreement at a rate of $1,200/week.

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

In April 2014, the Company entered into a consulting agreement with James Fegan an independent contractor hired to provide specialized embedded software and hardware design services for the development of the Company’ s new products. The agreement is valued at a maximum of $88,000, at a rate of $8,000/bi-weekly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 5, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

		Number of Shares of		Percentage of Common
Name	Position	Common Stock		Stock (1)
Officers & Directors
Andras Vago	Director	54,400,000	(2)	20.38%
Thomas Szoke	President, CEO and Director	27,280,940	(3)	11.34%
David S. Jones	Former CEO and Director	18,999,549		7.12%
Douglas Solomon	Chairman, COO and Director	17,873,030		6.70%
Ricky Solomon	Director	3,469,444		1.30%
		122,022,963		46.84%
< 5% Shareholders
Rick Antunes	Shareholder	22,312,800		8.36%
Daniel Fozzati	Shareholder	15,350,000	(4)	5.75%
		37,662,800		14.11%

Total owned by officers, directors and shareholders		159,685,763		60.95%

(1) Based upon 214,196,550 shares outstanding as of July 15, 2016.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Mr. Andras Vago is the majority shareholder of the Company, through his shares held in Multipolaris Corporation, Interpolaris Pte. Ltd. and MP Informatikai Kft. Mr. Vago also serves as a director on the board of the Company. Mr. Thomas R. Szoke is the second largest shareholder directly and through Thomas Szoke LLC which he is the sole shareholder, officer and director. Mr. Szoke is also a director on the board of the company and the CEO. Mr. Douglas W. Solomon is also a board director for the company and the COO. Mr. Rick Antunes is the third largest shareholder in the company. Mr. David S. Jones is the fourth largest shareholder and as is currently a director of the board for the company.

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

On February 8, 2016 the Company closed on the acquisition of FIN Holdings Inc. ("FIN"), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa. The purchase price of $9,000,000, which was paid in the form of common stock of the Company, will result in the issuing 22,500,000 shares of the Company’s common stock to the FIN shareholders. Douglas Solomon, a director and officer of the Company, was a shareholder, director and officer of FIN.

During the year ended December 31, 2015, the Company entered into a consulting and management agreement with ID Solutions, Inc., which is a related party by virtue of common management and partial common ownership. Certain members of the Company’s Board of Directors are also members of the Board for ID Solutions, Inc. In addition, Douglas Solomon is a majority owner of ID Solutions, Inc. and also owns 1.35% of the Company’s common stock. Total revenues for the year ending December 31, 2015 amounted to $500,000. There were no related party revenues for the year ending December 31, 2015.

In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee of $71,200 and issued Network 1,866,666 shares of common stock of the Company in accordance with its agreement. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. In addition to the cash fee paid, the agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company. The proceeds are paid directly to Network 1 prior to the Company receiving the loans proceeds and amounted to approximately $296,000 for the year ending December 31, 2015.

ID Global is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required.

Item 14. Principal Accounting Fees and Services.

The Company has operating, investing and financial activities with a net loss of $36,679,169 for the year ended December 31, 2015. The company entered into agreement with an outside accounting firm for accounting purposes and aid in filing for all state and federal required taxes and reports. The Company's current president donated his time in filing Delaware taxes and SEC reports.

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

The total fees charged to the Company by Anton & Chia, LLP, the Company's independent registered public accounting firm, S2 Filings and others are as follows ($ thousands):

	Audit	Taxes	Filings	Accounting	Total
2015	92.0	0.5	30.4	18.5	141.4
2014	60.1	30.1	35.2	13.4	138.8

The total fees agreed to be paid by the Company to Cherry Bekaert, LLP, the Company's independent registered public accounting for 2016, which includes the audit as of December 31, 2015 and the year then ended, are as follows ($ thousands):

	Audit	Taxes	Filings	Accounting	Total
2015	$209.0	$45.3	$–	$–	$254.3

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings. Fees charged by Anton & Chia, LLP were approved by the Board with engagement letters signed by Thomas R. Szoke, Chief Executive Officer

Item 14.1. Code of Ethics

GENERAL STATEMENT OF POLICY:

•	Honesty and candor in our activities, including observance of the spirit, as well as the letter of the law;
•	Avoidance of conflicts between personal interests and the interests of the Company, or even the appearance of such conflicts;
•	Avoidance of Company payments to candidates running for government posts or other government officials;
•	Compliance with generally accepted accounting principles and controls;
•	Maintenance of our reputation and avoidance of activities which might reflect adversely on the Company; and
•	Integrity in dealing with the Company's assets.

References to “ID Global Solutions Corp.”, “IDGS” or the “Company” are intended to refer only to ID Global Solutions Corp. The term "associate" shall include spouse, children, any dependents, or any person or entity acting as the agent or fiduciary for any of the foregoing, through which an associate may receive direct or indirect personal benefit.

A.	HONESTY, CANDOR AND OBSERVANCE OF LAWS

a.	VIOLATIONS OF THE CODE OF ETHICS

Violations of the Code of Ethics or any of the Company's rules of conduct in effect will constitute grounds for disciplinary action, up to and including termination. Associates are expected to act fairly and honestly in all transactions with the Company and with others and to maintain the high ethical standards of the Company in accordance with this Code of Ethics.

b.	DISCOVERY OF VIOLATIONS OF THE CODE OF ETHICS OR ILLEGAL ACTIVITIES

Discovery of events of a questionable, fraudulent or illegal nature or which appear to be in violation of the Code of Ethics must be promptly reported. Failure to report such events also constitutes a violation of the Code of Ethics.

Associates are encouraged to report concerns of internal fraud — whether it is a suspicion of theft, accounting irregularities or violations of the law — through a choice of confidential reporting processes outlined below:

•	The anonymous "Give Tip" e-mail: [ info@idglobal.com ]
•	Your direct manager or supervisor
•	Any member of the Executive Team
•	A written communication to the Chairman Board of Directors of IDGS (via U.S. mail), c/o ID Global Solutions Corp., 160 East Lake Brantley Drive, Longwood, Florida 32779
•	Human Resources

Retaliation against any associate who files a claim of internal fraud will not be tolerated. Any act of retaliation will be subject to corrective action up to and including immediate termination.

c.	COMPLIANCE WITH LAWS AND REGULATIONS

The Company strives to comply with all the laws and regulations that are applicable to its business. As a good citizen, the Company emphasizes good faith efforts to follow the spirit and intent of the law.

d.	CANDOR AMONG ASSOCIATES AND IN DEALING WITH AUDITORS AND COUNSEL

Senior management of the Company must be informed at all times of matters that might adversely affect the reputation of the Company, regardless of the source of such information. Concealment may be considered a signal that the Company's policies and rules can be ignored, and such conduct cannot be tolerated. Moreover, complete candor is essential in dealing with the Company's independent auditors and attorneys.

B.	CONFLICTS OF INTEREST

a.	CONFLICTS OF INTEREST, GENERALLY

i.	The primary principle underlying the Company's conflicts of interest policies is that associates, and officers in particular, must never permit their personal interests to conflict or appear to conflict with the interests of the Company or its customers.
ii.	No associate of IDGS, nor any member of their family, should accept any form of compensation from, be employed by or act as a consultant to, or have any ownership in, a vendor of IDGS, or any competitor of IDGS, without the express approval of IDGS's Chief Executive Officer. Generally speaking, associates and family members (including spouses, children, parents and siblings) should avoid any financial interest in a non-publicly owned vendor or competitor. If such interest does exist, subject to CEO approval, it should be limited to one-tenth of one percent of the entity's (vendor or competitor) outstanding securities and a maximum of ten percent of the associate or family member's total assets.
iii.	No associate may act on behalf of the Company in any transaction involving persons or organizations with whom he/she or his/her family has any significant connection or financial interest.

iv.	Officers and Directors are subject to higher standards of review for interested-party transactions. All such transactions must be openly disclosed to a disinterested majority of the Board of Directors and subject to a rigorous independent review.
v.	Any associate in a conflict situation should discuss the matter with his or her immediate supervisor or should contact their Executive Staff representative. Usually, associates will be required to remove themselves from a conflict situation.

b.	RECEIPT OF BRIBES, COMMISSIONS, HONORARIUMS, LOANS, GIFTS, GRATUITIES AND ENTERTAINMENT

i.	The company does not permit or condone bribes, kickbacks, improper commissions, honorariums, loans, gifts, gratuities or any other illegal, secret, or improper payments, transfers or receipts.
ii.	No associate may accept a gift other than of nominal value directly or indirectly, in any form, from a supplier or prospective supplier.
iii.	As a general rule, no associate may accept a gift from any customer or prospective customer of the Company. Under no circumstances should an associate request or otherwise solicit from any customer, supplier or prospective customer or supplier, any gifts or similar gratuities, regardless of monetary worth.

c.	CORPORATE HOSPITALITY TO THE PUBLIC OFFICIALS

i.	Acts of hospitality toward public officials should never be on such a scale or of such a nature as might tend to compromise or give the impression of compromising the integrity or the reputation of either the public official or the Company.
ii.	In no event shall Title Start Online, Inc.'s name be used to enhance an associate's own political opportunities.

d.	DEALING WITH PROSPECTIVE SUPPLIERS

i.	Associates must award orders, contracts and commitment to suppliers of goods or services without favoritism. Company business of this nature must be conducted strictly on the basis of merit.

e.	FAIR COMPETITION

i.	Under no circumstances should associates enter into arrangements with the Company's competitors affecting pricing or marketing arrangements. Such arrangements are illegal under federal and state antitrust laws.

f.	CONDUCT WITH COMPETITORS

i.	In all contacts with competitors, whether at trade/business association meetings or in other venues, do not discuss pricing policy, contract terms, costs, inventories, marketing and product plans, market surveys and studies, production plans and capabilities; and, of course, any other proprietary or confidential information.

Discussion of these subjects or collaboration on them with competitors can be illegal. If a competitor raises any of them, even lightly or with apparent innocence, you should object, stop the conversation immediately, and tell the competitor that under no circumstances will you discuss these matters.

In summary, disassociate yourself and IDGS from participation in any possibly illegal activity with competitors; confine your communication to what is clearly legal and proper. If necessary, you should leave the meeting. Finally, report immediately to the Chief Financial Officer any incident involving a prohibited subject.

Accidental, casual or social contact with competitors can be suspect and considered circumstantial evidence of a conspiracy.

g.	SERVICE WITH OUTSIDE ORGANIZATIONS FOR PROFIT

i.	An associate must never become a director or an official of a business organized for profit without first obtaining a written statement through a Company officer, stating there is no objection to such service. The request will then be reviewed to determine whether any conflicts of interest exist or appear to exist.

h.	PERSONAL FEES AND COMMISSIONS

i.	No associate may accept personal fees or commissions from third parties in connection with any transactions on behalf of the Company. The acceptance of payments from suppliers requires the prior written approval of the Chief Financial Officer.

i.	WORK RELATIONSHIPS

i.	No associate shall give or receive any special consideration to the conditions of employment of another associate due to family or personal relationships.
ii.	No employment decisions, whether they be decisions to hire, employ, promote, transfer, change compensation, or bar or discharge from employment, shall be based in whole or in part upon considerations of age, race, creed, color, national origin, sex, pregnancy, disability, sexual orientation, veteran or marital status or any other category protected under federal, state or local law, regulation or ordinance of any individual, unless based upon a bonafide occupational qualification or other exception.

C.	CONFIDENTIALITY

a.	CONFIDENTIAL INFORMATION CONCERNING THE COMPANY

Officers and associates must not divulge any non-public information regarding the Company to any outsider except for a legitimate business purpose and with the express understanding that the information is confidential and is to be used solely for the limited business purpose for which it was given and received. This information may include, but is not limited to: salary and personnel information, customer lists and data; including names, addresses, phone numbers, credit card and other personal data, budgets and forecasts, and marketing and sales plans. Disclosure of such proprietary information to non-IDGS personnel (vendors, customers, competitors, etc.) should only occur with the express approval of a member of the Executive Committee.

b.	CONFIDENTIAL INFORMATION CONCERNING SUPPLIERS

Confidential or sensitive information, such as pricing, submitted to and maintained by the Company in connection with the purchase of equipment, supplies and services, must be maintained in strictest confidence, in order to avoid giving or removing any competitive advantage with respect to any of several suppliers.

D.	SECURITIES, INVESTMENT AND TRADING

a.	PERSONAL INVESTMENTS

Associates are free to invest in stock, bonds and other securities at their discretion, but must always comply with applicable laws and regulations.

b.	INSIDER TRADING

Associates must never make changes in their personal investment portfolios on the basis of confidential information relating to the Company or obtained through the Company's business. In addition, associates are expected to follow the Company's Guidelines For Trading Common Stock and any other internal policies and procedures in effect from time to time.

c.	VIOLATIONS OF LAW

Significant federal laws govern the disclosure of material, non-public information or trading in the Company's Common Stock on the basis of any such information. Those who disclose confidential information to an outsider who either trades on the information or passes the information along will be subject to the same sanctions as if they had traded the Company's Common Stock themselves.

d.	RESPONSE TO INQUIRIES FROM OUTSIDERS

Requests for information on IDGS's financial performance or other topics from the media or any other source should be directed to the Chief Financial Officer. IDGS Associates should not answer such inquiries themselves.

E.	DEALING WITH THE ASSETS OF THE CORPORATION

a.	PROPRIETARY INFORMATION, PRODUCTS, SERVICES AND OTHER PROPERTY

i.	All associates shall protect the Company's ownership of property, including information, products and services.
ii.	The misuse or removal from Company office, warehouse or store facilities of the Company's merchandise, promotional product, furnishings, equipment, reports, computer software, data processing systems and supplies is prohibited, unless specifically authorized.
iii.	Any contribution an associate makes to development and implementation of ideas or products while employed by the Company are the Company's property and remain its property even if the associate leaves the Company's employ.

b.	BRIBES AND PREFERENTIAL TREATMENT

Bribes and kickbacks are illegal. No bribes, kickbacks, or other similar remuneration or consideration shall be given to any person or organization in order to attract business, obtain real estate or otherwise act in a manner even though it may appear to enhance the Company's best interests.

c.	PAYMENTS OR GIFTS TO U.S. OR FOREIGN GOVERNMENT OFFICIALS

Payments or gifts to U.S. or foreign government officials are strictly prohibited.

d.	POLITICAL CONTRIBUTIONS

Federal law (and many states) prohibits corporations from making contributions directly or in kind to candidates for elected office or to political parties.

e.	FOREIGN BUSINESS

IDGS and its associates are required to honor all applicable foreign and United States law, including international agreements to which the U.S. has assented.

f.	ENVIRONMENTAL, HEALTH AND SAFETY STANDARDS

IDGS and its associates are required to comply with all applicable environmental, health and safety laws and regulations.

g.	COMMUNITY RELATIONS

IDGS and its associates are required to conduct themselves as responsible and useful corporate citizens in all of the communities in which we operate.

h.	PROPER ACCOUNTING

i.	The Company has established internal accounting controls and record-keeping policies in order to meet both the legal and the business requirements of the Company. The Company has designed the accounting policies to comply with the Foreign Corrupt Practices Act, as well as all other current and future relevant legislation and regulations. Associates are expected to maintain and adhere to these controls and policies.

ii.	The accounting records of the Company must be complete, accurate and in reasonable detail. Such records include books of original entry and other financial information used for internal management decision-making and external reporting. The underlying transactions must be properly authorized and recorded on a timely basis in order to permit preparation of financial statements in accordance with generally accepted accounting principles and maintain accountability of assets. No fund or asset which is not fully and properly recorded on the Company's books is permitted.
iii.	All officers and associates of the Company who are authorized to incur business expenses are responsible for the accurate and timely reporting of such expenses. All expenditures must be in accordance with existing policies.
iv.	It is unlawful to falsify any book, record or account which reflects transactions of the Company's assets.
v.	No secret or unrecorded funds or assets shall be established or continued.

F.	EQUAL EMPLOYMENT OPPORTUNITY

ID Global Solutions Corp. is an equal opportunity employer. This policy prohibits discrimination on any basis considered unlawful under federal, state and/or local laws including but not limited to age, race, religion, color, national origin, citizenship, physical or mental disability, sex, marital status, veteran's status, sexual orientation, pregnancy or any other category protected under federal, state or local law, regulation or ordinance. ID Global Solutions Corp. is dedicated to ensuring the fulfillment of this policy with respect to hiring, placement, promotion, transfer, demotion, lay-off, termination, recruitment, advertising, rates of pay or other forms of compensation, selection for training and general treatment during employment. This includes making reasonable accommodations for applicants and employees with disabilities unless the accommodation would impose an undue hardship on the operation of our business.

In addition, it is ID Global Solutions Corp.'s policy to prohibit harassment of any associate by a manager, supervisor, co-worker, client, customer or visitor on the basis of the above-mentioned classifications, including gender. The purpose of this policy is to ensure that at ID Global Solutions Corp. all associates are free from harassment on the basis of all the above-mentioned classifications including but not limited to gender.

PART IV

Item 15. Exhibits, Financial Statement Schedules

ITEM 15.		EXHIBITS

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon
4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese
4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.5	(19)	Form of Secured Convertible Debenture issued to the June 2015 Investors
4.6	(20)	Form of Common Stock Purchase Warrant issued to the June 2015 Investors
4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon
4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon
4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors
4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer
4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.
4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.
4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.
4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015
4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015
4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015
4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors
4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors
4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors
4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors
4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors
10.1	(3)	Assignment of Patents
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Employment Agreement of David Jones
10.5	(3)	Employment Agreement of Douglas Solomon
10.6	(3)	Employment Agreement of Thomas Szoke
10.7	(3)	Promissory Note
10.8	(3)	Flextronics Manufacturing Services Agreement
10.9	(4)	Agreement with Tiber Creek Corporation
10.10	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.11	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.12	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.13	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.14	(5)	Promissory Note for $20,000 payable to Penn Investments
10.15	(5)	Promissory Note for $180,000 payable to Penn Investments
10.16	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.17	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.19	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.20	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC

10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.23	(12)	Form of Share Purchase Agreement by and between ID GLobal Solutions Corporation and the Multipay S.A. Shareholders
10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015
10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015
10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015
10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015
10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015
10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015
10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015
10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015
10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015
10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders
16.1	(47)	Letter from Anton & Chia, LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

(11)       Previously filed on Form 8-K on March 12, 2015 (File No.: 000-54545) and incorporated herein by this reference.

(12)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(13)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(14)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(15)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(16)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(17)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 2, 2015.

(18)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 2, 2015.

(19)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 2, 2015.

(20)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 2, 2015.

(21)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(22)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(23)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(24)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(25)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 22, 2015.

(26)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(27)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(28)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(29)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(30)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(31)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(32)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(33)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(34)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(35)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(36)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(37)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(38)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(39)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(40)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(41)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(42)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(43)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(44)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(45)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(46)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(47)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 8, 2016.

(48)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(49)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(50)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(51)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(52)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ID Global Solutions Corporation

By: /s/Thomas R. Szoke
Name: Thomas R. Szoke
Title: Chief Executive Officer
(Principal Executive Officer)

By: /s/ Charles D. Albanese
Name: Charles D. Albanese
Title: Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on November 1, 2016 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Thomas R. Szoke	Chief Executive Officer, President and Director
Thomas R. Szoke	(Principal Executive Officer)

/s/Douglas Solomon	COO, and Chairman of the Board
Douglas Solomon

/s/Charles D. Albanese	CFO and Director
Charles D. Albanese	(Principal Financial Officer)

/s/ Andras Vago	Director
Andras Vago

/s/ Herb Selzer	Director
Herb Selzer

/s/ Ricky Solomon	Director
Ricky Solomon

/s/ David S. Jones	Director
David S. Jones

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ID Global Solutions Corporation

Longwood, Florida

We have audited the accompanying consolidated balance sheet of ID Global Solutions Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. ID Global Solutions Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ID Global Solutions Corporation and subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that ID Global Solutions will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $36,679,169 and $904,687 in 2015 and 2014, respectively, and generated negative operating cash flows of $2,522,928 and $362,812 in 2015 and 2014, respectively. As of December 31, 2015, the accumulated deficit was $39,074,590. These factors, and others discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cherry Bekaert LLP

Fort Lauderdale, Florida

November 1, 2016

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

/s/Anton & Chia, LLP

Newport Beach, CA

March 31, 2015

ID Global Solutions Corporation

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$349,873	$159,296
Accounts receivable, net	509,027	-
Inventory	516,663	-
Other current assets	134,224	-
Total current assets	1,509,787	159,296
Property and equipment, net	37,775	21,582
Other assets	319,592	174,387
Intangible assets, net	1,436,534	421,774
Goodwill	166,689	-
Total Assets	$3,470,377	$777,039

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$717,500	$150,228
Convertible notes payable, net	383,346	-
Derivative liability	25,445,645	-
Related party payables	-	60,200
Contingent purchase consideration (Note 7)	370,125	-
Notes payable, net	634,069	-
Notes payable related parties	-	48,417
Total Current Liabilities	27,550,685	258,845

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 500,000,000 and 300,000,000 shares authorized at December 31, 2015 and 2014, respectively; 187,854,139 and 163,538,289 shares issued and outstanding at December 31, 2015 and 2014, respectively	18,785	16,354
Additional paid-in capital	14,923,936	2,897,261
Accumulated deficit	(39,074,590)	(2,395,421)
Accumulated other comprehensive income	51,561	-
Total Stockholder's Equity (deficit)	(24,080,308)	518,194
Total Liabilities and Stockholders' Equity (Deficit)	$3,470,377	$777,039

See notes to consolidated financial statements.

ID Global Solutions Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2015	2014
Revenue, related party	$500,000	$-
Revenue, net	235,364	-
Revenue, net	735,364	-

Operating Expenses
General and administrative	9,003,143	717,505
Research and development	480,789	1,500
Depreciation and amortization	147,052	48,841
Total operating expenses	9,630,984	767,846

Loss from operations	(8,895,620)	(767,846)

Other Income (Expense):
Loss on derivative liability	(26,647,021)	-
Loss on sale of property and equipment	-	(71,616)
Interest expense	(1,136,528)	(65,225)
Loss before income tax	(36,679,169)	(904,687)
Income tax expense	-	-
Net loss	$(36,679,169)	$(904,687)
Net loss per share: Basic and diluted	$(0.21)	$(0.01)
Weighted average shares outstanding: Basic and Diluted	175,696,214	161,405,947

ID Global Solutions Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended December 31,
	2015	2014
Net Loss	$(36,679,169)	$(904,687)

Other Comprehensive Income (Loss):
Foreign currency translation gains	51,561	-
Income tax benefit (expense)	-	-

Comprehensive Loss	$(36,627,608)	$(904,687)

See notes to consolidated financial statements.

ID Global Solutions Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2015 and 2014

			Additional		Accumulated Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2013	160,623,289	$16,062	$1,731,878	$(1,490,734)	$-	$257,206

Issuance of shares for conversion of debt and accrued interest	2,915,000	292	1,165,383	-	-	1,165,675
Net loss	-	-	-	(904,687)	-	(904,687)
Balance, December 31, 2014	163,538,289	16,354	2,897,261	(2,395,421)	-	518,194

Stock based compensation expense	-	-	6,320,114	-	-	6,320,114
Issuance of warrants in connection with debt	-	-	1,062,704	-	-	1,062,704
Beneficial conversion feature	-	-	42,275		-	42,275
Issuance of shares for conversion of debt and accrued interest	6,040,166	604	180,601	-	-	181,205
Derivatives reclassifed to equity due to debt conversion	-	-	2,706,167	-	-	2,706,167
Shares issued for acquisition of MultiPay	6,101,517	610	859,881	-	-	860,491
Shares issued for services	2,227,501	222	557,528	-	-	557,750
Shares issued for debt issuance costs	9,946,666	995	297,405	-	-	298,400
Net loss	-	-	-	(36,679,169)	-	(36,679,169)
Foreign currency translation	-	-	-	-	51,561	51,561
Balance, December 31, 2015	187,854,139	$18,785	$14,923,936	$(39,074,590)	$51,561	$(24,080,308)

See notes to consolidated financial statements.

ID Global Solutions Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,679,169)	$(904,687)
Adjustments to net loss to net cash used in operating activities:
Depreciation and amortization expense	147,052	148,841
Loss on sale of property and equipment	-	71,616
Stock based compensation	6,320,114	-
Shares issued for services	557,750	-
Amortization of debt discount	832,775	-
Amortization of debt issuance costs	154,447	-
Loss on derivative liability	26,647,021	-
Write-off of intangible asset	200,000	-
Loss on investment	72,000	-
Changes in operating assets and liabilities:
Accounts receivable	(448,355)	-
Other current assets	(62,442)	112,000
Inventory	(433,598)	-
Accounts payable and accrued expenses	229,677	165,393
Due to related parties	(60,200)	44,025
Net cash used in operating activities	(2,522,928)	(362,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,265)	(419,580)
Proceeds from sale of property and equipment	-	240,000
Investment in other assets	(133,117)	(174,387)
Investment in intangible assets—patents	(37,621)	(53,076)
Net cash used in investing activities	(187,003)	(407,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable and warrants	1,040,000	-
Proceeds from issuance of notes payable and warrants	2,200,000	1,148,417
Debt issuance costs paid	(296,400)	-
Principal payments on notes payable	(205,331)	(224,615)
Principal payments on notes payable, related parties	(91,322)	-
Proceeds from notes payable, related parties	202,000	-
Net cash provided by financing activities	2,848,947	923,802

Net foreign currency translation adjustment	51,561	-

Net change in cash	190,577	153,947
Cash, beginning of the year	159,296	5,349
Cash, end of the year	$349,873	$159,296

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$199,967	$-

Non-cash investing and financing activities:
Issuance of common stock for conversion of notes payable and accrued interest	$181,205	$1,165,675
Derivative liability reclassified to equity due to conversion of notes payable to common stock	$2,706,167	$-
Note payable, related party and accrued interest settled through issuance of convertible note payable	$172,095	$-
Debt discount for fair value of warrants issued in connection with debt	$1,062,704	$-
Beneficial conversion feature	$42,275	$-
Issuance of common stock for debt issuance costs	$298,400	$-
Issuance of common stock for acquisition of MultiPay	$860,491	$-
Liabilities assumed in acquisition of MultiPay	$909,721	$-
Assets acquired in acquisition of MultiPay	$1,770,211	$-

See notes to consolidated financial statements.

ID GLOBAL SOLUTIONS CORPORATION

Notes To The Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ID Global Solutions Corporation (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) ("ID Global" or the "Company") was incorporated on September 21, 2011 under the laws of the State of Delaware. ID Global is a provider of secure, biometric identification, identity management and electronic transaction processing services. Founded to pioneer innovative digital identification solutions, the Company is focused on addressing the growing need for highly secure and convenient methods for identity management during a variety of electronic transactions. The Company provides its biometric identification services to government and public sector organizations, seeking to verify and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. With the acquisition of MultiPay S.A.S., the Company acquired a transaction processing platform that offers secure multifunctional payment gateway services to merchants and financial institutions. With the development of the OnePayTM electronic payment solution the Company believes it will be able to combine its core technologies and use its platform to power a solution that will provide cost effective and secure means of financial inclusion for the un-banked and under banked population around the globe.

Going Concern

The Company has an accumulated deficit of $39,074,590 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows, none of which can be assured.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the accounts of ID Global Solutions and its wholly-owned subsidiaries MultiPay S.A.S,. ID Global LATAM and IDGS S.A.S.. All significant intercompany balances and transactions have been eliminated in consolidation.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to equity instruments and share based payments.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service that are provided on a consumption basis (for example, the number of transactions processed over a period of time) is recognized commensurate with the customer utilization of such resources. Generally, the contract calls for a minimum number of transactions to be charged by the Company on a monthly basis. Accordingly, the Company records as revenue the minimum transactional fee based on the passage of a month’s time.  Amounts in excess of the monthly minimum, are charged to customers based on the actual number of transactions.

Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a gross basis in our consolidated statements of operations.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2015 no allowance for doubtful accounts was necessary. At December 31, 2014 there were no accounts receivable.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of kiosks that provide electronic ticketing for transit systems.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable. The Company’s cash is deposited at financial institutions and cash balances held in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2015, the Company held approximately $61,000 in cash not insured by the FDIC. For the Company’s Colombian subsidiaries, no amounts are insured. At December 31, 2015, the Company held approximately $42,000 in cash maintained in Colombian banks.

Revenues and accounts receivable: For the year ending December 31, 2015, 68% of consolidated revenues were derived by one US customer, which is also a related party and at December 31, 2015, 98% of consolidated accounts receivable are due to the Company by the same related party US customer. For the year ending December 31, 2015, 32% of revenues were derived by the Company’s Multipay subsidiary in Colombia. For the year ending December 31, 2015, 61% of Multipay’s revenues were derived by three customers. There were no accounts receivable and revenues as of and for the year ending December 31, 2014.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Property and Equipment, net

Property and equipment consist of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal. Depreciation expense amounted to $20,072 and $24,393 for the years ended December 31, 2015 and 2014, respectively.

Software Development Costs

Research and development (“R&D”) costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established and as a result software development costs were expensed as incurred.

Other Assets

Other assets consist primarily of costs associated with the hardware construction of HDR mobile biometric devises. As of December 31, 2015, the devices are still under construction and have not been placed in service. Upon completion, the amounts will be recorded as property and equipment and depreciated over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their useful lives unless the lives are determined to be indefinite. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the useful lives of the respective assets. The Company amortizes intangible assets over a ten year period. Amortization of internally developed software is amortized over a three-year period. Amortization expense amounted to $126,980 and $24,448 for the years ended December 31, 2015 and 2014, respectively.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. There were no impairment charges incurred during the years ended December 31, 2015 or 2014.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company's products.  Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Derivative Instruments

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain of the conversion features and warrants are considered derivative liabilities.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2015 which did not contain down round anti-dilution provisions (see Note 9) were classified as equity.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments in the year ended December 31, 2015. There was no goodwill in 2014.

Business Combinations

The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred and any changes in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals are recorded as an adjustment to income tax expense. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition (see Note 7).

Foreign Currency Translation

The assets, liabilities and results of operations of certain of ID Global's subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with ID Global, their assets and liabilities are translated to U.S. dollars at currency exchange rates as of the balance sheet dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has derivative liabilities required to be recorded at fair value on a recurring basis at December 31, 2015 or 2014.

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s convertible notes payable and promissory notes payable are $1,038,095 and $2,100,000, respectively, which differs from the $383,346 and $537,400, respectively, carrying value of the debt instruments at December 31, 2015 because of the significant debt discounts recorded as discussed in Notes 8 and 9.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management of the Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern, Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern.” This ASU amends ASC205-40. ASC 205-40 provided guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), modifying the accounting for inventory. Under ASU 2015-11, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is applicable to inventory that is accounted for under the first-in, first-out method and is effective for reporting periods after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740)" ("ASU 2015-17"). Currently US GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2017 and interim periods thereafter. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02") that will supersede current guidance related to accounting for leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard will be effective for fiscal years beginning after December 15, 2018 and interim periods thereafter, with early adoption permitted. The standard is required to be adopted using the modified retrospective approach. The Company is currently evaluating the potential impact this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions to simplify certain aspects related to the accounting for share-based awards and the related financial statement presentation. This ASU includes a requirement that the tax effect related to the settlement of share-based awards be recorded in income tax benefit or expense in the statements of earnings. This change is required to be adopted prospectively in the period of adoption. In addition, the ASU modifies the classification of certain share-based payment activities within the statements of cash flows and these changes are required to be applied retrospectively to all periods presented, or in certain cases prospectively, beginning in the period of adoption. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 2 – STOCK OPTION GRANTS

The ID Global Solutions Corporation Equity Compensation Plan established on November 31, 2014 (the “2014 Plan”) covers 25,000,000 shares of common stock. The 2014 Plan contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 250,000 shares of common stock. The purpose of the 2014 Plan is to enable the Company to offer its employees, officers, directors and consultants. The 2014 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),
•	non-qualified options (NSOs),
•	awards of our common stock, or
•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

The Company did not issue any securities under the 2014 Plan during 2014. All securities issued under the 2014 Plan occurred during 2015. The Company has no other stock options plans in effect as of December 31, 2015.

The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2014	-
Granted	47,800,000	$0.32
Outstanding, December 31, 2015	47,800,000	$0.32	4.74	$7,698,650
Exercisable, December 31, 2015	19,962,500	$0.36	4.74	$2,353,163

The exercise price for options outstanding and exercisable at December 31, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
3,500,000	$0.0001	875,000	$0.0001
8,000,000	$0.10	2,687,500	$0.10
6,300,000	$0.15	1,400,000	$0.15
30,000,000	$0.45	15,000,000	$0.45
47,800,000		19,962,500

For options granted during 2015 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.01 and the weighted-average exercise price of such options was $0.01.   For options granted during 2015 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $0.32 and the weighted-average exercise price of such options was $0.34.   No options were granted during 2015 where the exercise price was equal to the stock price at the date of grant.

The fair value of the stock options is being amortized to stock based compensation expense over the vesting period. The Company recorded stock based compensation expense of $6,320,114 during the year ended December 31, 2015, which is included in general and administrative expenses in the accompanying statements of operations. At December 31, 2015, the unamortized stock option expense was $7,688,515 which will be amortized to expense through March 31, 2019. There was no stock compensation for the year ending December 31, 2014.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Stock price	$0.02 to $0.55
Risk-free interest rate	1.4% to 1.5%
Expected life of the options	2.5 to 4.21 years
Expected volatility	85% to 93%
Expected dividend yield	0%

NOTE 3 – INTANGIBLE ASSETS, NET AND GOODWILL

Intangible assets consist of the following:

	December 31,	December 31,
	2015	2014
Software and other technology:
Biometric Handled Devices (HDR)	$183,785	$170,394
SRIO Mobil Payments Solution (SRIO)	130,603	121,731
MultiPay kiosk project	29,937	-
Payment Gateway SW	295,816	-
Tranxa Transaction / Switch SW	373,970	-
Phobos Management SW	118,754	-
Terminal Manager SW	179,331	-
Mobile Banking SW	261,446	-
ID Station Kiosk	10,818	10,818
Software	-	200,000
Other	31,609	-
Patents and Licenses	14,528	-
Total Intellectual Property	1,630,597	502,943
Noncompete agreements	14,087	-
Total Intangible assets	1,644,684	502,943
Less: accumulated amortization	(208,150)	(81,169)
Intangible Assets, Net	$1,436,534	$421,774

Intangible assets consist of legal and global patent registration costs related to the Company’s technology HDR (Handheld biometric mobile devices) and SRIO (Biometric wallet devices). Intangible assets are amortized over ten years.

Future amortization expense of intangible assets for each of the years ended December 31 is as follows (in thousands):

2016	$166,830
2017	165,928
2018	162,353
2019	160,707
2020	158,636
Thereafter	622,080
$1,436,534

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,	December 31,
	2015	2014
Computers and equipment	$88,047	$35,819
Furniture and fixtures	69,168	54,016
	$157,215	$89,835

Less: accumulated depreciation	119,440	68,253

Property and Equipment, net	$37,775	$21,582

In May 2014, the Company acquired an office building, which was sold in December 2014 for $240,000. The Company recorded a loss on sale of the building of $71,616 in the accompanying consolidated statement of operations for the year ended December 31, 2014 (Note 15).

NOTE 5 – OTHER ASSETS

Other assets consist primarily of costs associated with the construction of the HDR (Handheld Document Reader) mobile biometric devices, which consisted of the following as of :

	December 31, 2015	December 31, 2014
ID Partner	$225,862	$174,387
ID Complete	93,730	-

	$319,592	$174,387

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2015	2014

Accounts payable	$301,455	$40,488
Accrued interest on loans	96,579	-
Accrued liabilities	319,466	109,740

Total accounts payable and accrued liabilities	$717,500	$150,228

Related party payables	$-	$60,200

NOTE 7 – MULTIPAY ACQUISITION

On April 6, 2015 (the "Closing Date"), the Company and all of the shareholders (the "Multipay Shareholders") of Multipay S.A., a Colombian corporation ("Multipay"), closed (the "Closing") on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the "Multipay Shares") from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company agreed to issue to the Multipay Shareholders up to an aggregate of 7,600,000 shares of common stock of the Company. Under the terms of the initial agreement, within ten days of the Closing Date, the Company was required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of $370,000, the Company was required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders do not pay the entire amount of the certain liabilities by the 12-month anniversary of the Closing Date, the Company will not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to 1) amend the number of shares to be issued within ten days of the Closing Date from 7,000,000 shares to 6,101,517 shares; and 2) to amend the balance of shares to be delivered from 600,000 shares to 1,498,483 shares, upon the payment of certain liabilities by the Multipay Shareholders. The payment of these shares has been extended by six months to November 7, 2016. The 6,101,517 shares were issued on May 18, 2015. The Company has recorded a contingent liability of approximately $370,000 because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders.

In accordance with ASC 805, “Business Combinations,” the Company accounted for the acquisition of Multipay as a business combination using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of the acquisition.

The following table summarizes the total fair value of consideration transferred as well as the fair values of the assets acquired and liabilities assumed.

Fair value of common stock	$860,491
Liabilities assumed	909,721
Total fair value of consideration transferred	$1,770,212

Cash	$987
Accounts receivable	60,673
Inventory	62,861
Other assets	171,133
Property and equipment	20,000
Intellectual property	1,273,781
Non-compete agreement	14,087
Total identifiable tangible assets acquired	1,603,522

Goodwill	$166,689

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Notes 1 and 3 for additional information about goodwill and other intangible assets. The recognized goodwill related to MultiPay is directly attributable to its payment gateway platform.

As noted above, control was obtained on April 6, 2015, pursuant to the Share Purchase Agreement at which time the management of IDGS took over the operations of MultiPay. Control was achieved with IDGS personnel in Colombia and a restructuring of the reporting hierarchy to IDGS management.

The activity for Goodwill during the year ended December 31, 2015 is as follows:

Goodwill
Balance, beginning of year	$-
Acquisition of MultiPay	166,689
Balance, end of year	$166,689

The Company’s consolidated financial statements for the year ended December 31, 2015 include Multipay’s results of operations from the acquisition date through December 31, 2015. Net revenues and operating loss attributable to Multipay during this period and included in the Company’s consolidated financial statements for the year ended December 31, 2015 total $229,597 and $659,524, respectively.

The following unaudited pro forma information gives effect to the Company’s acquisition of Multipay as if the acquisition had occurred on January 1, 2014 and had been included in the Company’s consolidated statements of operations for the years 2015 and 2014.

	2015	2014
Pro forma net revenues	$816,140	$875,804
Pro forma net loss	$(36,752,327)	$(1,068,460)

NOTE 8 - PROMISSORY NOTES PAYABLE

Note Payable - MultiPay

In connection with the MultiPay Acquisition (Note 6), the Company assumed three promissory notes amounting to approximately $273,000. During the period from the Closing Date to December 31, 2015, the Company paid in full one of the three promissory notes amounting to approximately $85,000. At December 31, 2015, the remaining outstanding note carried an outstanding balance of $96,669. Payments of $6,300 including principal and interest are due monthly. The Interest at December 31, 2015 is 15.47% per annum. Total outstanding principal and interest is due on September 16, 2017 (the “Maturity Date”).

Notes Payable

The following is a summary of the notes payable, excluding MultiPay note payable described above, outstanding as of December 31, 2015:

12% note payable issued in August 2015	(a)	$27,000
12% notes payable issued in September 2015	(b), (c)	973,000
12% notes payable issued in October 2015	(d)	225,000
12% note payable issued in November 2015	(e)	25,000
12% notes payable issued in December 2015	(f)	850,000
Unamortized debt discounts		(1,193,947)
Unamortized debt issuance costs		(368,653)
		$537,400

(a) In August 2015, the Company entered into an agreement with an accredited investor, whereby the Company issued a 12% note for $27,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 12% interest rate;
•	The note holder may convert the accrued interest of his note into shares of the Company’s common stock at a conversion price of $0.10 per share;

•	In connection with the issuance of these notes, the Company also issued warrants for the purchase of 180,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.

(b) In September 2015, the Company entered into an agreement with seven accredited investors, whereby the Company issued separate 12% notes for $973,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 12% interest rate;
•	The note holder may convert the accrued interest of his note into shares of the Company’s common stock at a conversion price of $0.10 per share;
•	In connection with the issuance of the notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.

(c) On September 4, 2015, the Company entered into a Securities Purchase Agreement with a director of the Company, pursuant to which the director invested $100,000 into the Company in consideration of a Secured Promissory Note (the "Director Note") and a common stock purchase warrant to acquire an aggregate of 250,000 shares of common stock exercisable for a period of five years at an exercise price of $0.40. The Director Note bears interest of 10%, is payable on the earlier of the Company closing a financing in excess of $1,000,000 or on September 19, 2016. The Director Note contains standard default terms and is secured by all assets of the Company. In the event the Company defaults under the Director Note, the Company is required to issue the director an additional common stock purchase warrant to acquire 666,667 shares of common stock at $0.15 per share.

(d) In October 2015, the Company entered into an agreement with four accredited investors, whereby the Company issued separate 12% notes for $225,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 12% interest rate;
•	The note holder may convert the accrued interest of his note into shares of the Company’s common stock at a conversion price of $0.10 per share;
•	In connection with the issuance of the notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.

(e) In November 2015, the Company entered into an agreement with an accredited investor, whereby the Company issued a 12% note for $25,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 12% interest rate;
•	The note holder may convert the accrued interest of his note into shares of the Company’s common stock at a conversion price of $0.10 per share;
In connection with the issuance of these notes, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.

(f) In December 2015, the Company entered into an agreement with three accredited investors, whereby the Company issued separate 12% notes for $850,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 12% interest rate;
•	The note holder may convert the accrued interest of his note into shares of the Company’s common stock at a conversion price of $0.48 per share; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to 120% of the price of the newly issued securities;
•	In connection with the issuance of the notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to 120% of the price of the newly issued securities.

Maturities of notes payable at December 31, 2015 are as follows:

Year Ending December 31,
2016	$2,155,200
2017	41,469
$2,196,669

Certain of the warrants qualified for equity accounting and were recorded based on their relative fair value with that of the related debt. However, certain of the warrants did not qualify for equity accounting because their exercise price is reduced if common stock or instruments which are convertible/exercisable into common stock are later issued at a price less than the exercise prices of the warrants discussed in this Note 8 (“down round features”). Accordingly, those warrants have been recorded as derivative liabilities (see Note 10).

The assumptions used in calculating the fair value of warrants accounted for as equity has been estimated using the Black-Scholes option pricing model for warrants granted during the year ended December 31, 2015 are as follows:

Expected Volatility	80%
Expected Term	5.0 Years
Risk Free Rate	1.37% to 1.65%
Dividend Rate	0.00%

The fair value of the warrants accounted for as derivative liabilities have been estimated based on the Monte Carlo Simulation Model because it considers the effect of the down round feature (probability of a triggering capital raise) along with the other assumptions associated with the Black-Scholes option pricing model. The underlying assumptions used in the valuation of the derivative liabilities are included in Note 10.

A summary of the proceeds of the notes payable and a reconciliation of those proceeds to the note balances at December 31, 2015 is as follows:

Balance as of January 1, 2015	$-
Proceeds from issuances of notes payable	2,200,000
Less debt discount:
Equity warrants	(932,884)
Derivative liability warrants	(556,892)
Debt issuance costs	(454,100)
Amortization of debt discount:
Equity warrants	282,097
Derivative liability warrants	13,732
Amortization of debt issuance costs	85,447
Payments on notes payable	(100,000)
Balance as of December 31, 2015	$537,400

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

The following is a summary of the convertible notes payable outstanding as of December 31, 2015:

		December 31, 2015
10% convertible notes payable issued in June 2015	(a)	$700,000
10% convertible notes payable issued in July 2015	(b)	166,000
12% convertible notes payable issued in September 2015	(c)	172,095
Unamortized discounts on convertible notes		(583,049)
Unamortized debt issuance costs		(71,700)
		$383,346

(a) In June 2015, the Company entered into agreements with nine individual accredited investors, whereby the Company issued separate 10% convertible notes for a total of $700,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 10% interest rate;
•	The note holder may convert his or her note into shares of the Company’s common stock at a conversion price of $0.03 per share; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to the price of the newly issued securities;
•	In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to the price of the newly issued securities.

(b) In July 2015, the Company entered into agreements with eight individual accredited investors, whereby the Company issued separate 10% convertible notes for a total of $190,000 in a private offering and is secured by the assets of the Company. The notes have the following principal terms:

•	The principal amount of the notes shall be repaid within 12 months of the issuance date at a 10% interest rate;
•	The note holder may convert his or her note into shares of the Company’s common stock at a conversion ranging from $0.03 to $0.055 per share; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to the price of the newly issued securities;
•	In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years; however, if certain conditions are met, such as the issuance of new securities at a lower price, the conversion price per share will be adjusted downward to the price of the newly issued securities.

In December 2015, one of these notes with a principal balance of $24,000 was converted to shares of common stock.

(c) On September 25, 2015, the Company entered into a Letter Agreement with ID Solutions Inc. (“ID Solutions”) pursuant to which the parties agreed to settle a loan previously made to the Company by ID Solutions in the current amount $172,095, including principal and interest, in consideration of the issuance by the Company to ID Solutions of a 12% Convertible Promissory Note in the amount of $172,095 and a common stock purchase warrant to purchase 1,146,667 shares of common stock for a period of five years at an exercise price of $0.15. The note bears interest of 12%, is payable on September 25, 2016. ID Solutions may elect to convert all or part of the principal amount of the note plus interest into shares of common stock of the Company at a conversion rate of $0.10 per share. An officer and director of the Company is also a principal shareholder, executive officer and director of ID Solutions. At December 31, 2015, the outstanding amount due under this note is $172,095.

In addition, in May 2015, the Company issued two convertible notes to officers and directors of the Company for $150,000 which were subsequently converted to common stock when the notes matured in September 2015. The notes accrued interest at 10% until the date the note was converted. The notes were convertible into shares of common stock at a conversion price of $0.055 per share. The Company also issued warrants to purchase 4,090,909 shares of common stock, exercisable at $0.055 per share for a period of up to five years from the notes original issuance date. Both the notes and the related warrants contained provisions whereby the conversion/exercise price would be adjusted downward if certain conditions were met, such as the issuance of new securities at a lower price.

The balance of all convertible notes payable outstanding as of December 31, 2015 mature in 2016.

Certain of the warrants qualified for equity accounting and were recorded based on their relative fair value with that of the related debt. However, certain of the warrants and conversion features did not qualify for equity accounting because their exercise or conversion price is reduced if common stock or instruments which are convertible/exercisable into common stock are later issued at a price less than the exercise prices of the warrants or conversion price of debt discussed in this Note 9 (“down round features”). Accordingly, those warrants and conversion features have been recorded as derivative liabilities (see Note 10).

The assumptions used in calculating the fair value of warrants accounted for as equity has been estimated using the Black-Scholes option pricing model for warrants granted during the year ended December 31, 2015 are as follows:

Expected Volatility	80%
Expected Term	5.0 Years
Risk Free Rate	1.48%
Dividend Rate	0.00%

The fair value of the warrants accounted for as derivative liabilities have been estimated based on the Monte Carlo Simulation Model because it considers the effect of the down round feature (probability of a triggering capital raise) along with the other assumptions associated with the Black-Scholes option pricing model. The underlying assumptions used in the valuation of the derivative liabilities are included in Note 10.

A summary of the proceeds of the convertible notes payable and a reconciliation of those proceeds to the convertible notes balances at December 31, 2015 is as follows:

Balance as of January 1, 2015	$-
Proceeds from issuances of convertible notes payable	1,040,000
Conversion of note payable, related party, to convertible note payable	172,095
Less debt discount:
Equity warrants	(129,820)
Beneficial conversion feature	(42,275)
Derivative liability warrants and conversion features	(947,899)
Debt issuance costs	(140,700)
Amortization of debt discount:
Equity warrants and beneficial conversion feature	45,485
Derivative liability warrants and conversion features	491,460
Amortization of debt issuance costs	69,000
Conversion of notes payable to equity	(174,000)
Balance as of December 31, 2015	$383,346

NOTE 10 – DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants (see Notes 8 and 9), the Company has determined that certain conversion features and warrants are derivative liabilities.

Derivative liabilities at December 31, 2015 consist of the following:

Common stock warrants	$11,043,126
Debt conversion features	14,402,519
$25,445,645

As discussed in Notes 8 and 9, the fair value of the derivative liabilities are measured based upon the Black-Scholes and Monte Carlo Simulation Models. These models involve the use of significant inputs that are both observable and unobservable in the market and therefore is considered a Level 3 fair value measurement. Observable inputs include market quotes, current interest rates, benchmark yield curves. The Company has a relatively short history since inception, lack of comparable companies of the same size in the same industry and its history of losses. Accordingly, the significant unobservable inputs used in the fair value measurement relate to volatility, quoted prices of securities with similar characteristics and historical dividends.

The ranges of assumptions utilized in estimating the fair value of the derivative liabilities related to the conversion features and warrants on the dates of issuance, settlement, and at December 31, 2015, are as follows:

Expected Volatility	58% to 83%
Expected Term	0.0 to 5.0 Years
Risk Free Rate	0.02% to 1.8%
Dividend Rate	0.00%
Triggering capital raise probabilities	25% to 75%

A summary of derivative activity for the year ended December 31, 2015 is as follows:

Balance as of January 1, 2015	$-
Warrants in connection with promissory notes payable (see Note 8)	556,892
Warrants and conversion features in connection with convertible notes payable, including day one derivative loss of $3,832,920 (see Note 9)	4,780,819
Note conversions	(2,706,167)
Change in fair value, net of day one derivative loss of $3,832,920	22,814,101
Balance as of December 31, 2015	$25,445,645

NOTE 11 – RELATED PARTY TRANSACTIONS

Revenues. During the year ended December 31, 2015, the Company entered into a consulting and management agreement with ID Solutions, Inc., which is a related party. Certain members of the Company’s Board of Directors are also members of the Board for ID Solutions, Inc. Total revenues for the year ending December 31, 2015 amounted to $500,000. There were no related party revenues for the year ending December 31, 2014.

Notes Payable. On September 4, 2015, the Company entered into a Securities Purchase Agreement with a director of the Company, pursuant to which the director advanced $100,000 into the Company in consideration of a Secured Promissory Note (the "Director Note") and a common stock purchase warrant to acquire an aggregate of 250,000 shares of common stock exercisable for a period of five years at an exercise price of $0.40. The Company repaid the $100,000 by the end of September 2015 (Note 8).

Convertible Notes Payable. As of December 31, 2015, the Company has outstanding amounts due via convertible notes payable to certain members of the Company’s Board of Directors. Total amounts due to these related parties amounted to $172,095 at December 31, 2015. Refer to Note 9 for terms of this convertible notes payable.

Other. In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees and reimbursement of expenses totaling $294,400, and issued Network 9,946,667 shares of common stock of the Company in accordance with its agreement. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. In addition to the cash fee paid, the agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company. The proceeds are paid directly to Network 1 prior to the Company receiving the loans proceeds and amounted to $296,400 for the year ending December 31, 2015. These costs incurred to secure third party financing are included as deferred debt issuance costs and are presented within convertible notes payable, net and notes payable, net, in the accompanying consolidated balance sheets.

NOTE 12 – STOCKHOLDER’S EQUITY

On August 24, 2015, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 300,000,000 shares to 500,000,000 shares. The Company had 187,854,139 and 163,538,289 shares issued and outstanding as of December 31, 2015 and 2014, respectively. In addition, the Company authorized 20,000,000 shares of preferred stock.

2015 Transactions:

In connection with the acquisition of MultiPay and in consideration of the purchased assets, the Company issued 6,101,517 shares of common stock in May 2015 valued at $860,491 (Note 7). In addition, the Company has reserved an additional 1,498,483 shares of common stock to be issued upon the MultiPay Shareholder’s payment of certain contingent liabilities amounting to $370,125.

In separate transactions occurring from September through December 2015, holders of convertible notes payable converted an aggregate $174,000 principal into 6,040,166 shares of the Company’s common stock.

During 2015, the Company issued 12,174,167 shares of common stock for consulting, legal, and other services valued at an aggregate of $856,150.

2014 Transactions:

In separate transactions occurring in 2014, holders of notes payable converted an aggregate $1,165,675 of principal and accrued interest into 2,915,000 shares of the Company’s common stock.

Warrants:

A summary of the warrant activity during the year ended December 31, 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2014	-	$-	-
Granted pursuant to Promissory Notes Payable (Note 8)	10,354,168	$0.21	4.8
Granted pursuant to Convertible Notes Payable (Note 9)	24,817,576	$0.06	4.5
Outstanding, December 31, 2015	35,171,744	$0.10	4.6
Exercisable, December 31, 2015	35,171,744	$0.10	4.6

NOTE 13 – INCOME TAXES

	Year ended December 31,
	2015	2014

United States	$(35,853,893)	$(904,687)
Outside United States	(825,276)	-
Income (loss) before provision for income taxes, net	$(36,679,169)	$(904,687)

For 2015 there is no provision for income tax as the Company had a tax loss for United States and Foreign activities.

The Components of deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forward	$1,086,609	$811,455
Depreciation and amortization	-	3,018
Stock options	2,378,259	-
Total deferred tax assets	3,464,868	814,473
Less: Valuation allowance	(2,621,446)	(814,473)
Net deferred tax assets	843,422	-

Deferred tax liabilities:
Depreciation and amortization	(9,034)	-
Debt issuance costs	(165,704)	-
Note discount	(668,684)	-
Total deferred tax liabilities	(843,422)	-

Total deferred tax asset/liabilities, net	$-	$-

As of December 31, 2015, the Company has available federal net operating loss carry forward of $2.9 million, state net operating loss carry of $2.9 million and various foreign net operating loss carry forwards, the most significant of which expire from 2020 through 2035.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2015 the Company had a valuation allowance totaling $2.6 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

The table below shows reconciliation from the U.S. Federal statutory income rate of 34.0% to the effective income tax rate:

	Year ended December 31,
	2015	2014

Federal statutory rate	34.00%	34.00%
State tax rate	3.63%	1.00%
Permanent difference	-30.32%	0.00%
Change in valuation allowance	-7.31%	-35.00%
Total tax (benefit) provision	0.00%	0.00%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 19, 2014 at the closing of the sale of the Company’s office building (Note 4), the Company entered into a 12 month lease for office facilities at a monthly rate of $3,000, with an option to extend the lease term an additional 12 months for $3,300 per month. The monthly payments include all taxes and building maintenance charges. The Company extended its lease in 2015 and must notify the landlord of its intention to extend the lease for an additional 12 months by no later than October 31, 2016.

In addition, the Company has three operating leases for its office locations in Colombia. The leases are for terms of 12 months expiring on dates ranging from March 31, 2016 to October 31, 2016. The monthly payments for the three leases are approximately $5,700.

Rent expense for the years ended December 31, 2015 and 2014 was approximately $73,000 and $15,000, respectively, and is included in general and administrative expenses on the consolidated statements of operations.

The approximate minimum lease payments due under noncancelable operating leases through December 31, 2016 is approximately $74,000. The Company has no leases in effect that are for a term greater than one year.

Executive Compensation

In February 2014 the Company executed a new Employment Agreement with David Jones, President and CEO of the Company, at an annual salary of $60,000 per year and to include all benefits as offered to any other employee at the time. Effective August 25, 2014, David Jones resigned as the President and CEO.

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

NOTE 15 – SUBSEQUENT EVENTS

On February 9, 2016, the Company entered into a Share Exchange Agreement with Fin Holdings, Inc., a Florida corporation ("FIN"), a related party via common management and partial common ownership, and all of the FIN shareholders (the "FIN Shareholders"), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of FIN (the "FIN Shares") and FIN's two wholly-owned subsidiaries, ID Solutions, Inc. and Cards Plus Pty Ltd. (collectively, the "Subsidiaries"), from the FIN Shareholders. In consideration for the FIN Shares, the Company will issue and sell to the FIN Shareholders an aggregate of 22,500,000 shares of common stock of the Company (the "Purchase Shares") at a per share price of $0.40 or $9,000,000 in shares of common stock of the Company. The closing occurred on February 8, 2016.

On April 19, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "April 2016 Accredited Investors") pursuant to which the April 2016 Accredited Investors invested an aggregate of $1,550,000 into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. However, the exercise price shall be adjusted to equal the conversion price or the per share purchase price of Company's next offering in the minimum amount of $5,000,000 if such price is less than $0.25 (the "Adjustment Price") and the number of shares of common stock issuable upon exercise of the warrants shall be adjusted to equal the consideration paid by the April 2016 Accredited Investors by the Adjustment Price. The Secured Convertible Debentures bear interest of 12% and are payable on the six (6) month anniversary of the Secured Convertible Debentures. The Secured Convertible Debentures are convertible into shares of common stock at $0.25 per share subject to ant dilution protection. The conversion price shall be adjusted to equal the Adjustment Price less a 20% discount if such Adjustment Price is less than $0.25 per share. The Secured Convertible Debentures are secured by 18,235,295 issued and outstanding shares of common stock of the Company held by certain shareholders of the Company (the "Pledgors") pursuant to stock pledge agreements entered into between the April 2016 Accredited Investors and the Pledgors. Each of the April 2016 Accredited Investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

The following are overviews of the FIN subsidiaries:

ID Solutions, Inc.

ID Solutions, Inc.’s focus is on the Biometric Integrity Solutions market and is a tier one AFIS (Automates Fingerprints Identification System) provider with 15 years of proven technology, experience and market presence. ID Solutions maintains proprietary fingerprint matching algorithms and ranks among the top five companies in NIST and MINEX (a US Government Test Standards Program) in competitive testing for accuracy and speed of fingerprint matching algorithms. The company's technology platform has been developed for maximum scalability and reliability and its products offer a full portfolio of software elements and solutions for enrollment, verification, 1:1, 1: few and 1: N backend matching. The company has also developed a robust middleware solution capable of providing complete civil AFIS functionality for Electoral, National Registry and other government fingerprint solutions. The company's middleware solution also offers the flexibility to implement these AFIS solutions utilizing transaction-billing methodology. This system can provide full audit reports and subsequent billing on transactions run through its system.

Cards Plus Pty Ltd.

Cards Plus Pty Ltd. is a complete card production and personalization facility for plastic loyalty, ID and other types of cards. The company utilizes the latest digital printing technology from Hewlett Packard and has a capacity to produce approximately 180,000 cards per day. The company also uses and resells desktop personalization machines and consumables from Matica, NBS Technologies and Data-card and is continually looking to expand and broaden its product offering.

The Subsidiaries generate an aggregate average annual revenue of approximately $2,000,000.

On April 19, 2016, the Company entered into and closed on several Securities Purchase Agreements with accredited investors (the "April 2016 Accredited Investors") pursuant to which the Company borrowed an aggregate of $1,550,000 in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. However, the exercise price shall be adjusted to equal the conversion price or the per share purchase price of Company's next offering in the minimum amount of $5,000,000 if such price is less than $0.25 (the "Adjustment Price") and the number of shares of common stock issuable upon exercise of the warrants shall be adjusted to equal the consideration paid by the April 2016 Accredited Investors by the Adjustment Price. The Secured Convertible Debentures bear interest of 12% and are payable on the six (6) month anniversary of the Secured Convertible Debentures. The Secured Convertible Debentures are convertible into shares of common stock at $0.25 per share subject to antidilution protection. The conversion price shall be adjusted to equal the Adjustment Price less a 20% discount if such Adjustment Price is less than $0.25 per share. The Secured Convertible Debentures are secured by 18,235,295 issued and outstanding shares of common stock of the Company held by certain shareholders of the Company (the "Pledgors") pursuant to stock pledge agreements entered into between the April 2016 Accredited Investors and the Pledgors. Each of the April 2016 Accredited Investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $124,000 and issued 496,000 shares of common stock of the Company (See Note 11). On August 10, 2016, the Company and the April 2016 Accredited Investors entered into a Letter Agreement whereby the conversion price of the Secured Convertible Debentures was reduced to $0.10 in consideration of the removal of certain price protection features in such Secured Convertible Debentures. Further, the exercise price of such Common Stock Purchase Warrant was reduced to $0.10 per share and the number of shares upon exercise of the Common Stock Purchase Warrant was increased to 15,500,000. The Company is negotiating with the remaining April 2016 Accredited Investors to either extend the repayment terms of the Secured Convertible Debentures or convert the amounts to common stock.

On August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the "August 2016 Accredited Investors") pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $1,250,000. In order to reduce the dilution as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $100,000 and issued 2,000,000 shares of common stock of the Company (See Note 11).

On August 10, 2016, the Company issued to several of its employees and consultants stock options (the "Plan Options") under its Equity Compensation Plan to acquire an aggregate of 17,000,000 shares of common stock of the Company exercisable at $0.05 per share. The Plan Options contain vesting periods of 12 quarters commencing on October 1, 2016 as well as various vesting milestones. The Plan Options are exercisable for a period of ten years. Further, the Company amended existing stock options to acquire 50,800,000 shares of common stock under its Equity Compensation Plan to extend the term from five years to 10 years.

On August 10, 2016, the Company entered into an amended agreement (the "Amendment") with Parity Labs, LLC (“Parity”) to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the "Parity Option") to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016.

NOTE 16 – 2015 QUARTERLY RESTATEMENTS (UNAUDITED)

March 31, 2015 Restatement

During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company determined that previously capitalized software should have been expensed during the three months ended March 31, 2015 in accordance with US GAAP. Accordingly, a reduction of $200,000 to Intangible Assets and an increase to Research and Development Expenses has been made as of March 31, 2015 and for the three months then ended, as follows:

Condensed Consolidated Balance Sheet:

	As of March 31, 2015 (unaudited)
	As Previously Reported	Adjustment	Restated
Cash	$13,528	$-	$13,528
Total current assets	13,528	-	13,528
Property and Equipment, Net	18,566	-	18,566
Other Assets	203,390	-	203,390
Intangible Assets	418,052	(200,000)	218,052
Total assets	$653,536	$(200,000)	$453,536

Accounts Payable and Accrued Expenses	$137,833	$-	$137,833
Accounts Payable - related party	90,650	-	90,650
Note Payable - related parties	243,887	-	243,887
Total current liabilities	472,370	-	472,370
Stockholders' equity (deficit)	181,166	(200,000)	(18,834)
Total liabilities and stockholders'' equity (deficit)	$653,536	$(200,000)	$453,536

Condensed Consolidated Statement of Operations:

	Three Months Ended March 31, 2015 (unaudited)
	As Previously Reported	Adjustment	Restated
Operating Expenses:
Depreciation and amortization	$11,271	$-	$11,271
Research and development	24,000	200,000	224,000
General and administrative	472,836	-	472,836
Total operating expenses	508,107	200,000	708,107
Loss from operations	(508,107)	(200,000)	(708,107)
Interest expense	(1,755)	-	(1,755)
Net loss	$(509,862)	$(200,000)	$(709,862)
Net loss per share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)

Second Quarter 2015 Restatement

During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company determined it had previously used incorrect valuations for the fair value of intangible assets acquired, derivative liabilities and stock options issued for compensation. In addition, the Company previously incorrectly recorded certain costs related to the issuance of its convertible and other notes payable as general and administrative expenses, and as discussed above related to the quarter ended March 31, 2015, the Company determined that previously capitalized internal use software should be expensed in accordance with US GAAP. The Company has adjusted those intangible assets, derivative liabilities and compensation related to stock options using correct valuations. In addition and in accordance with US GAAP, the Company has now capitalized the costs related to the issuance of its convertible and other notes payable as debt issuance costs as a reduction of the debt principal and expensed the previously capitalized internal use software costs. The following summarizes the adjustments made to the Company’s previously reported amounts as of June 30, 2015 and for the three and six months then ended.

Condensed Consolidated Balance Sheet:

	As of June 30, 2015 (unaudited)
	As Previously Reported		Adjustments	As Restated
Cash	$525,541		$—	$525,541
Contingent Asset	149,848	(1)	(149,848)	—
Other current assets	237,311		—	237,311
Total current assets	912,700		(149,848)	762,852
Property and Equipment, Net	31,885		—	31,885
Other Assets	240,636		—	240,636
Goodwill	—	(1)	166,689	166,689
Intangible Assets	1,425,728	(1), (2)	986	1,426,714
Total assets	$2,610,949		$17,827	$2,628,776

Accounts Payable and Accrued Expenses	$625,600		$—	$625,600
Convertible Notes Payable - Net	67,918		(13,584)	54,334
Derivative Liability	4,530,375	(3)	(907,123)	3,623,252
Related Party Payables	83,838		—	83,838
Contingent Liability	149,848	(1)	(149,848)	—
Contingent Purchase Consideration	—	(1)	370,125	370,125
Note Payable - Related Party	234,190		—	234,190
Promissory Note Payable	199,718		—	199,718
Total current liabilities	5,891,487		(700,430)	5,191,057

Stockholders' equity (deficit)	(3,280,538)		718,257	(2,562,281)
Total liabilities and stockholders'' equity (deficit)	$2,610,949		$17,827	$2,628,776

Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2015 (unaudited)
	As Previously Reported	Reclassifications	As Reclassified		Adjustments	As Restated
Revenue	$11,046	$-	$11,046		$-	$11,046
Operating Expenses:
Depreciation and amortization	11,469	-	11,469	(1)	32,549	44,018
Research and development	853	-	853		-	853
General and administrative	570,622	(67,918)	502,704	(4), (5)	(46,344)	456,360
Total operating expenses	582,944	(67,918)	515,026		(13,795)	501,231
Loss from operations	(571,898)	67,918	(503,980)		13,795	(490,185)
Derivative expense	(3,680,374)	-	(3,680,374	)(3)	815,021	(2,865,353)
Interest expense	(11,741)	(67,918)	(79,659	)(3)	45,685	(33,974)
Translation loss	(26,259)	-	(26,259)		-	(26,259)
Net loss	$(4,290,272)	$-	$(4,290,272)		$874,501	$(3,415,771)
Net loss per share: Basic and Diluted	$(0.03)	$-	$(0.03)		$0.01	$(0.02)

	Six Months Ended June 30, 2015 (unaudited)
	As Previously Reported		Reclassifications	As Reclassified		Adjustments	As Restated
Revenue	$11,046		$-	$11,046		$-	$11,046
Operating Expenses:
Depreciation and amortization	22,740		-	22,740	(1)	32,549	55,289
Research and development	24,853		-	24,853	(2)	200,000	224,853
General and administrative	1,043,459	(6)	(67,918)	975,541	(4), (5)	(46,344)	929,197
Total operating expenses	1,091,052		(67,918)	1,023,134		186,205	1,209,339
Loss from operations	(1,080,006)		67,918	(1,012,088)		(186,205)	(1,198,293)
Derivative expense	(3,680,374)		-	(3,680,374	)(3)	815,021	(2,865,353)
Interest expense	(13,496	) (6)	(67,918)	(81,414	)(3)	45,685	(35,729)
Translation loss	(26,259)		-	(26,259)		-	(26,259)
Net loss	$(4,800,135)		$-	$(4,800,135)		$674,501	$(4,125,634)
Net loss per share: Basic and Diluted	$(0.03)		$-	$(0.03)		$0.01	$(0.02)

(1)	Fair Value of Intangible Assets In Connection with Business Acquisition. During the three months ended June 30, 2015, the Company accounted for the acquisition of Multipay (see Note 7) as a business combination using the acquisition method of accounting utilizing an incorrect valuation. The adjustment to reflect the correct valuation, including the purchase price allocation of assets acquired, resulted in an increase of $166,689 to Goodwill, $200,986 to Intangible Assets (net of $32,549 additional amortization) and $370,125 to Contingent Purchase Consideration as of June 30, 2015. In addition, certain previously reported contingent assets and liabilities of $149,848 were eliminated.

(2)	Intangible Assets—Capitalized Software. As previously discussed, related to the quarter ended March 31, 2015, the Company determined that previously capitalized software should have been expensed in accordance with US GAAP. Accordingly, a reduction of $200,000 to Intangible Assets and an increase to Research and Development Expenses is made as of and for the six months ended June 30, 2015. The net increase to Intangible Assets, after considering the increase of $200,986 related to the Multipay acquisition in (1) above and the reduction due to the software incorrectly being capitalized of $200,000 is $986 as of June 30, 2015.

(3)	Derivative Liability. As described in Notes 9 and 10, at December 31, 2015, the fair value of the derivative liabilities related to convertible and other notes payable have now been estimated based on the Monte Carlo Simulation Model because it considers the effect of the down round feature (probability of a triggering capital raise) along with the other assumptions associated with the Black-Scholes option pricing model. The previously used methodology by the Company incorrectly did not take into consideration the probability of a financing at a price that would trigger the instruments down round provision. The adjusted fair value of the Company’s derivatives associated with its Convertible and other Notes Payable resulted in a decrease of $907,123 to the Derivative Liability as of June 30, 2015. For the three and six months ended June 30, 2015, the Company’s derivative expense is reduced by $815,021. In addition, the finalized fair value analysis of the Company’s derivatives associated with its Convertible and other Notes Payable required a reduction to the previously recorded Debt Discount and interest expense by $45,685 for the three and six months ended June 30, 2015.

(4)	Stock-Based Compensation. The adjusted fair value of the Company’s stock-based compensation resulted in an increase to general and administrative expenses of $13,656 for the three and six months ended June 30, 2015.

(5)	Debt Issuance Costs. The capitalization of debt issuance costs as a reduction of the debt principal resulted in a reduction to convertible notes payable of $60,000 and a corresponding decrease to general and administrative for the three and six months ended June 30, 2015. The decrease to General and Administrative expenses, after considering the increase of $13,656 related to stock-based compensation in (4) above and the capitalization of debt issuance costs of $60,000 is $46,344 for the three and six months ended June 30, 2015.

(6)	Reclassifications. During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company changed or renamed the classification/description of certain accounts and related amounts. Accordingly, certain of the previously stated classifications/descriptions and related amounts required adjustment for the three and six months ended June 30, 2015. The reclassifications and description changes relate to General and Administrative and Interest expenses associated with the recording of the Debt Discount amortization.

Third Quarter 2015 Restatement

During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company determined it had previously used incorrect valuations for the fair value of intangible assets acquired, derivative liabilities, and stock options issued for compensation. In addition, the Company previously incorrectly recorded certain costs related to the issuance of its convertible and other notes payable as general and administrative expenses, and as discussed above, related to the quarter ended March 31, 2015, the Company determined that previously capitalized software should be expensed in accordance with US GAAP. The Company has adjusted those intangible assets, derivative liabilities, and compensation related to stock options using correct valuations. In addition and in accordance with US GAAP, the Company has now capitalized the costs related to the issuance of its convertible and other notes payable as debt issuance costs and expensed the previously capitalized software costs. The following summarizes the adjustments made to the Company’s previously reported amounts as of September 30, 2015 and for the three and nine months then ended.

Condensed Consolidated Balance Sheet:

	As of September 30, 2015 (unaudited)
	As Previously Reported		Reclassifications	As Reclassified		Adjustments	As Restated
Cash	$576,897		$-	$576,897		$-	$576,897
Contingent asset	87,941		-	87,941	(1)	(87,941)	-
Other current assets	546,503		-	546,503		-	546,503
Total current assets	1,211,341		-	1,211,341		(87,941)	1,123,400
Property and Equipment, Net	90,070		-	90,070		-	90,070
Other assets	146,160		-	146,160		-	146,160
Inventory	174,838		-	174,838		-	174,838
Goodwill	28,353		-	28,353	(1)	138,336	166,689
Intangible assets, net	1,694,687		-	1,694,687	(1), (2)	(31,562)	1,663,125
Total assets	$3,345,449		$-	$3,345,449		$18,833	$3,364,282

Accounts payable and accrued expenses	$835,119		$-	$835,119		$-	$835,119
Related party payables	127,320		-	127,320		-	127,320
Contingent liability	87,941		-	87,941	(1)	(87,941)	-
Contingent purchase consideration	-		-	-	(1)	370,125	370,125
Convertible notes payable, net	262,158	(6)	(37,328)	224,830	(3)	(121,655)	103,175
Notes payable, net	-		189,230	189,230	(3)	159,357	348,587
Related party convertible notes payable	150,000		-	150,000	(3)	(150,000)	-
Promissory note payable	151,902		(151,902)	-		-	-
Derivative liabilities	26,514,647		-	26,514,647	(3)	1,545,232	28,059,879
Total current liabilities	28,129,087		-	28,129,087		1,715,118	29,844,205
Stockholders' equity (deficit)	(24,783,638)		-	(24,783,638)		(1,696,285)	(26,479,923)
Total liabilities and stockholders' equity (deficit)	$3,345,449		$-	$3,345,449		$18,833	$3,364,282

Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2015 (unaudited)
	As Previously Reported	Reclassifications	As Reclassified		Adjustments	As Restated
Revenue	$75,312	$-	$75,312		$-	$75,312
Operating Expenses:
Depreciation and amortization	10,135	-	10,135	(1)	32,549	42,684
Research and development	-	-	-		-	-
General and administrative	840,199	4,849,740	5,689,939	(4), (5)	(1,957,052)	3,732,887
Total operating expenses	850,334	4,849,740	5,700,074		(1,924,503)	3,775,571
Loss from operations	(775,022)	(4,849,740)	(5,624,762)		1,924,503	(3,700,259)
Derivative expense	(20,478,790)	-	(20,478,790	)(3)	(3,767,837)	(24,246,627)
Stock compensation expense	(4,849,740)	4,849,740	-		-	-
Financing Costs of debentures	(1,357,917)	-	(1,357,917)		1,357,917	-
Amortizaton of debt discounts	(358,705)	358,705	-		-	-
Interest expense	(98,166)	(358,705)	(456,871	)(3)	(11,919)	(468,790)
Other income	9,315	-	9,315		-	9,315
Net loss	$(27,909,025)	$-	$(27,909,025)		$(497,336)	$(28,406,361)
Net loss per share: Basic and Diluted	$(0.16)	$-	$(0.16)		$(0.00)	$(0.17)

	Nine Months Ended September 30, 2015 (unaudited)
	As Previously Reported	Reclassifications	As Reclassified		Adjustments	As Reclassified
Revenue	$86,358	$-	$86,358		$-	$86,358
Operating Expenses:
Depreciation and amortization	34,312	-	34,312	(1)	65,098	99,410
Research and development	24,853	-	24,853	(2)	200,000	224,853
General and administrative	1,817,906	4,849,740	6,667,646	(4), (5)	(2,003,395)	4,664,251
Total operating expenses	1,877,071	4,849,740	6,726,811		(1,738,297)	4,988,514
Loss from operations	(1,790,713)	(4,849,740)	(6,640,453)		1,738,297	(4,902,156)
Derivative expense	(20,979,041)	-	(20,979,041	)(3)	(6,132,939)	(27,111,980)
Stock compensation expense	(4,849,740)	4,849,740	-		-	-
Financing Costs	(4,538,040)	-	(4,538,040)		4,538,040	-
Amortizaton of debt discounts	(421,524)	421,524	-		-	-
Interest expense	(112,304)	(421,524)	(533,828	)(3)	28,667	(505,161)
Other income	9,315	-	9,315		-	9,315
Net loss	$(32,682,047)	$-	$(32,682,047)		$172,065	$(32,509,982)
Net loss per share: Basic and Diluted	$(0.19)	$-	$(0.19)		$0.00	$(0.19)

(1)	Fair Value of Intangible Assets In Connection with Business Acquisition. During the three months ended June 30, 2015, the Company accounted for the acquisition of Multipay (see Note 7) as a business combination using the acquisition method of accounting utilizing an incorrect valuation. The adjustment to reflect the correct valuation, including the purchase price allocation of assets acquired, resulted in an increase of $138,336 to Goodwill, $168,438 to Intangible Assets (net of additional amortization) and $370,125 to Contingent Purchase Consideration as of September 30, 2015. In addition, certain previously reported contingent assets and liabilities of $87,941 were eliminated. The increase to Intangible Assets required an increase in previously reported amortization expense by $32,549 and $65,098 for the three and nine months ended September 30, 2015, respectively.

(2)	Intangible Assets—Capitalized Software. As previously discussed, related to the quarter ended March 31, 2015, the Company determined that previously capitalized software should have been expensed in accordance with US GAAP. Accordingly, a reduction of $200,000 to Intangible Assets and an increase to Research and Development Expenses is made as of and for the nine months ended September 30, 2015. The net decrease to Intangible Assets, after considering the increase of $168,438 related to the Multipay acquisition in (1) above and the reduction due to the internal use software incorrectly being capitalized of $200,000 is $31,562 as of September 30, 2015.

(3)	Derivative Liability. As described in Notes 9 and 10, at December 31, 2015, the fair value of derivative liabilities related to convertible and other notes payable, have now been estimated based on the Monte Carlo Simulation Model because it considers the effect of the down round feature (probability of a triggering capital raise) along with the other assumptions associated with the Black-Scholes option pricing model. The previously used methodology by the Company incorrectly did not take into consideration the probability of a financing at a price that would trigger the instruments down round provision. The adjusted fair value of the Company’s derivatives associated with its Convertible Notes and other Notes Payable resulted in an increase of $1,545,232 to the Derivative Liability as of September 30, 2015. For the three and nine months ended September 30, 2015, the Company’s derivative expense is increased by $3,767,837 and $6,132,939, respectively. In addition, the finalized fair value analysis of the Company’s embedded derivatives associated with its Convertible and other Notes Payable required a reduction to the previously recorded Debt Discount which resulted in an increase (decrease) of interest expense of $11,919 and $(28,667) for the three and nine months ended September 30, 2015, respectively. The adjusted fair value analysis for the derivatives required a decrease to Convertible Notes Payable of $271,655 and an increase to Notes Payable of $159,357 as of September 30, 2015.

(4)	Stock-Based Compensation. The adjusted fair value analysis of the Company’s stock-based compensation resulted in a decrease to general and administrative expenses of $1,730,352 and $1,716,695 for the three and nine months ended September 30, 2015, respectively.

(5)	Debt Issuance Costs. The capitalization of debt issuance costs resulted in a reduction to convertible notes payable of and a corresponding decrease general and administrative of $226,700 and $286,700 for the three and nine months ended September 30, 2015, respectively. The net decrease to General and Administrative expenses, after considering the decrease of $1,730,352 and $1,716,695 related to stock-based compensation in (4) above and the capitalization of debt issuance costs of $226,700 and $286,700 is $1,957,052 and $2,003,395 for the three and nine months ended September 30, 2015, respectively.

(6)	Reclassifications. During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company changed or renamed the classification/description of certain accounts and related amounts. Accordingly, certain of the previously stated classifications/descriptions and related amounts required adjustment. As of September 30, 2015, and for the three and nine months then ended, the reclassifications and description changes relate to general and administrative and interest expense associated with the recording of the Debt Discount amortization and stock-based compensation expense and to reclassification from convertible notes payable to notes payable for those notes for which only the accrued interest is convertible.

