Form 10-Q
period 2016-03-31
Ipsidy Inc.
filed 2017-03-31
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 000-54545

Ipsidy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

780 Long Beach Boulevard

Long Beach, New York
11561

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

☐ Yes ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 29, 2017
Common Stock, par value $0.0001	341,386,104 shares

Documents incorporated by reference:	None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our lack of significant revenues and history of losses,

•	our ability to continue as a going concern,

•	our ability to raise additional working capital as necessary,

•	our ability to satisfy our obligations as they become due,

•	the failure to successfully commercialize our product or sustain market acceptance,

•	the reliance on third party agreements and relationships for development of our business,

•	the control exercised by our management,

•	the impact of government regulation on our business,

•	our ability to effectively compete,

•	the possible inability to effectively protect our intellectual property,

•	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy” “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to Ipsidy Inc., a Delaware corporation formerly known as ID Global Solutions Corporation and its subsidiaries. As of January 31, 2017, the Company formally changed its name to Ipsidy, Inc. from ID Global Solutions Corporation.

The information which appears on our website www.ipsidy.com is not part of this report.

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$310,033	$349,873
Accounts receivable, net	89,890	509,027
Inventory	703,332	516,663
Other current assets	166,424	134,224
Total current assets	1,269,679	1,509,787

Property and Equipment, net	140,409	37,775
Other Assets	339,749	319,592
Intangible Assets, net	3,743,676	1,436,534
Goodwill	6,736,043	166,689
Total assets	$12,229,556	$3,470,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,056,805	$717,500
Convertible notes payable, net	666,486	383,346
Derivative liability	12,254,079	25,445,645
Contingent purchase consideration (Note 11)	370,125	370,125
Notes payable, net	1,095,244	634,069
Deferred revenue	228,389	-
Total current liabilities	15,671,128	27,550,685

Commitments and Contingencies (Note 11)

Stockholders' Deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 211,923,213 and 187,854,139 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	21,192	18,785
Additional paid in capital	27,820,217	14,923,936
Accumulated deficit	(31,382,080)	(39,074,590)
Accumulated comprehensive income	99,099	51,561
Total stockholders' deficit	(3,441,572)	(24,080,308)
Total liabilities and stockholders' deficit	$12,229,556	$3,470,377

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(restated)
Revenues, net	$320,746	$-

Operating Expenses:
Cost of sales	118,110	-
General and administrative	4,392,886	472,836
Research and development	29,072	224,000
Depreciation and amortization	103,079	11,271
Total operating expenses	4,643,147	708,107

Loss from operations	(4,322,401)	(708,107)

Other Income (Expense):
Gain on derivative liability	12,941,663	-
Interest expense	(926,752)	(1,755)
Other income (expense), net	12,014,911	(1,755)

Income (loss) before income taxes	7,692,510	(709,862)

Income Taxes	-	-

Net income (loss)	$7,692,510	$(709,862)

Net Income (Loss) Per Share - Basic	$0.04	$(0.00)

Net (Loss) per Share - Diluted	$(0.02)	$(0.00)

Weighted Average Shares Outstanding:
Basic	201,816,797	163,724,678
Diluted	270,712,051	163,724,678

See notes to condensed consolidated financial statements.

5

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(restated)
Net income (loss)	$7,692,510	$(709,862)
Foreign currency translation gains	47,538	-
Comprehensive income (loss)	$7,740,048	$(709,862)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2015	187,854,139	$18,785	$14,923,936	$(39,074,590)	$51,561	$(24,080,308)
Reclassification of derivatives upon conversion of convertible debt	-	-	316,734	-	-	316,734
Issuance of common stock upon conversion of convertible debt	704,074	70	21,152	-	-	21,222
Stock-based compensation	-	-	3,214,732	-	-	3,214,732
Common stock issued for services	675,000	68	269,932	-	-	270,000
Common stock issued for debt issuance costs	190,000	19	75,981	-	-	76,000
Common stock issued for acquisition of FIN Holdings	22,500,000	2,250	8,997,750	-	-	9,000,000
Net income	-	-	-	7,692,510	-	7,692,510
Foreign currency translation	-	-	-	-	47,538	47,538
Balances, March 31, 2016	211,923,213	$21,192	$27,820,217	$(31,382,080)	$99,099	$(3,441,572)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,692,510	$(709,862)
Adjustments to reconcile net income (loss) with cash flows from operating activities:
Depreciation and amortization expense	103,079	11,271
Stock-based compensation	3,214,732	172,834
Common stock issued for services	270,000	-
Amortization of debt discount	655,817	-
Amortization of debt issuance costs, net	167,700	-
Gain on derivative liability	(12,941,663)	-
Changes in operating assets and liabilities:
Accounts receivable	731,004	-
Other current assets	(32,200)	-
Inventory	(74,261)	-
Accounts payable and accrued expenses	(275,186)	187,607
Deferred revenue	(70,116)	-
Net cash flows from operating activities	(558,584)	(338,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,307)	(33,538)
Investment in other assets	(20,157)	-
Cash acquired in acquisition	419,042	-
Net cash flows from investing activities	387,578	(33,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	100,000	-
Proceeds from issuance of notes payable and warrants, related parties	-	197,095
Advances from related parties	-	30,450
Principal payments on notes payable	(16,372)	(1,625)
Net cash flows from financing activities	83,628	225,920

Effect of Foreign Currencies	47,538	-

Net Change in Cash	(39,840)	(145,768)
Cash, Beginning of the Period	349,873	159,296
Cash, End of the Period	$310,033	$13,528

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of notes payable and accrued interest	$21,222	$-
Reclassification of derivative liabilities to equity upon conversion of related convertible notes payable into common stock	$316,734	$-
Issuance of common stock for debt issuance costs	$76,000	$-
Acquisition of FIN Holdings, respectively:
Issuance of common stock as consideration	$9,000,000	$-
Assumed liabilities	914,218	-
Inventory	(112,408)	-
Accounts receivable	(311,867)	-
Property and equipment	(100,339)	-
Intangible assets	(8,970,562)	-
Cash acquired	$419,042	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings, Inc., and Cards Plus Pty Ltd. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Net Income or Loss per Common Share

The Company computes net income or loss per share in accordance with FASB ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following table illustrates the computation of basic and diluted EPS:

	For the three-months ended March 31, 2016			For the three-months ended March 31, 2015
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
Basic EPS
Income available to stockholders	$7,692,510	201,816,797	$0.04	$(709,862)	163,724,678	$(0.00)

Effect of Dilutive Securities
Stock Options	—	13,387,521		—	—
Warrants	—	26,910,433		—	—
Convertible Debt	(12,014,911)	28,597,300		—	—

Diluted EPS
Income available to stockholders plus assumed conversions	$(4,322,401)	270,712,051	$(0.02)	$(709,862)	163,724,678	$(0.00)

Going concern

As of March 31, 2016, the Company has a working capital and accumulated deficit of approximately $14.4 million and $31.4 million respectively. For the three months ended March 31, 2016, the Company earned revenue of approximately $321,000 and incurred an operating loss of approximately $4.3 million.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Card Plus Pty Ltd., are stated at the lower of cost (using the average method) or market. The plastic/ID cards and digital printing material are used to provide plastic loyalty, ID and other types of cards.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the quarter ending March 31, 2016, there is no provision for income tax as the Company had tax loss for United States and foreign activities. The Company’s gain on derivative liability during the quarter ended March 31, 2016, is not taxable.

NOTE 2 – FIN HOLDINGS ACQUISITION

On February 8, 2016, the Company entered into a Share Exchange Agreement with Fin Holdings, Inc., a Florida corporation ("FIN"), and all of the FIN shareholders (the "FIN Shareholders"), pursuant to which the Company acquired 100% of the issued and outstanding shares of FIN (the "FIN Shares") and FIN's two wholly-owned subsidiaries, ID Solutions, Inc. and Cards Plus Pty Ltd. (collectively, the "Subsidiaries"), from the FIN Shareholders. In consideration for the FIN Shares, the Company issued and sold to the FIN Shareholders an aggregate of 22,500,000 shares of common stock of the Company (the "Purchase Shares") at a per share price of $0.40 or $9,000,000. The closing occurred on February 8, 2016.

In accordance with ASC 805, “Business Combinations”, the Company accounted for the acquisition of FIN as a business combination of FIN using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of acquisition.

The following table summarizes the total fair value of the consideration transferred as well as the fair values of the assets and liabilities assumed.

Common stock consideration	$9,000,000
Liabilities assumed	914,218
Total purchase consideration	9,914,218
Current assets	(843,317)
Property and equipment	(100,339)
Customer relationships	(1,587,159)
Intellectual property	(814,049)
Goodwill	$6,569,354

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company. FIN was acquired on February 8, 2016 pursuant to a Share Exchange Agreement at which time control was achieved through a restructuring of the reporting hierarchy to Company management.

The condensed consolidated financial statements for the three months ended March 31, 2016 includes FIN’s results for the period from the date of acquisition to March 31, 2016. FIN Holdings Revenue and net loss included in the consolidated results of operations for the three months ended March 31, 2016, was approximately $273,000 and $71,000, respectively.

The following unaudited pro forma financial information gives effect to the Company’s acquisition of FIN as if the acquisition had occurred on January 1, 2015 and had been included in the Company’s consolidated statement of operations for the quarters ended March 31, 2016 and March 31, 2015.

	2016	2015
Pro forma net revenues	$442,302	$570,534
Pro forma net income (loss)	$7,684,969	$(637,503)

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN, and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2016:

	Customer Relationships	Intellectual Property	Non- Compete
Useful Lives	10 Years	7 Years	5 Years	Total
Carrying Value at December 31, 2015	$-	$1,423,537	$12,997	$1,436,534
Additions	1,587,159	814,049	-	2,401,208
Amortization	(21,956)	(71,406)	(704)	(94,066)
Carrying Value at March 31, 2016	$1,565,203	$2,166,180	$12,293	$3,743,676

The following is a summary of intangible assets as of March 31, 2016:

	Customer Relationships	Intellectual Property	Non- Compete	Total
Cost	$1,587,159	$2,444,646	$14,087	$4,045,892
Accumulated amortization	(21,956)	(278,466)	(1,794)	(302,216)
Carrying Value at March 31, 2016	$1,565,203	$2,166,180	$12,293	$3,743,676

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
2016	$374,326
2017	494,950
2018	494,950
2019	494,950
2020	494,950
2021	496,631
Thereafter	892,919
$3,743,676

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015
Computers and equipment	$89,377	$88,047
Furniture and fixtures	179,485	69,168
	268,862	157,215
Less Accumulated depreciation	128,453	119,440
Property and equipment, net	$140,409	$37,775

Depreciation expense totaled $9,013 and $3,016 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	2016	2015
Trade payables	$430,303	$301,455
Accrued interest	188,940	96,579
Accrued payroll and related	222,338	204,125
Other accrued expenses	215,219	115,341
Total	$1,056,805	$717,500

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of March 31, 2016 and December 31, 2015:

	2016	2015
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. At March 31, 2016, the remaining outstanding notes carried an outstanding balance of $80,297. Payments of $6,300 including principal and interest are due monthly. The notes accrue interest at an annual rate of 15.47% per annum. Total outstanding principal and interest is due on September 16, 2017.	$80,297	$96,669

The below notes payable were not initially convertible, except for the accrued interest portion was convertible into common stock of the Company. Further, in January 2017, the below notes, which were being renegotiated, and related accrued interest were converted into common stock of the Company (see note 12).

In August 2015, the Company issued a 12% note in the amount of $27,000. The notes are secured by the assets of the Company, mature in August 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 180,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $148,160, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	27,000	27,000

In September 2015, the Company issued 12% notes in the amount of $973,000. The notes are secured by the assets of the Company, mature in September 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	973,000	973,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes are secured by the assets of the Company, mature in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	225,000	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note is secured by the assets of the Company, matures in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	25,000	25,000

In December 2015, the Company issued 12% notes in the amount of $850,000. The notes are secured by the assets of the Company and matures in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion price on the accrued interest and the exercise price of the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	850,000	850,000

(Continued on next page)

(Continued)	2016	2015
In January 2016, the Company issued 12% notes in the amount of $100,000. The notes are secured by the assets of the Company, matures in January 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion price on the accrued interest and the exercise price of the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 7.	100,000	-
Total Principal Outstanding	$2,280,297	$2,196,669
Unamortized Debt Discounts	(872,925)	(1,193,947)
Unamortized Debt Issuance costs	(312,128)	(368,653)
Notes Payable, Net	$1,095,244	$634,069

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended March 31, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$2,196,669	$(368,653)	$(1,193,947)	$634,069
New issuances	100,000	-	(66,830)	33,170
Payments	(16,372)	-	-	(16,372)
Amortization	-	56,525	387,852	444,377
Balance at March 31, 2016	$2,280,297	$(312,128)	$(872,925)	$1,095,244

NOTE 7 - CONVERTIBLE NOTES PAYABLE, NET

Convertible notes consisted of the following as of March 31, 2016 and December 31, 2015:

In January 2017, the below convertible notes payable, which were being renegotiated, and related accrued interest were converted into Common stock of the Company (Note 12).

	2016	2015
In June 2015, the Company issued 10% convertible notes with an aggregate principal amount of $700,000. The notes are secured by the assets of the Company, mature in June 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment to anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $124,500, which are presented as a discount against the note and amortized into interest expense over the term of the note. During the three months ended March 31, 2016, one note holder elected to convert a note of $20,000 and accrued interest of $1,222 totaling $21,222 into 704,074 shares of common stock.	$680,000	$700,000

In July 2015, the Company issued 10% convertible notes with an aggregate principal amount of $190,000. The notes are secured by the assets of the Company, mature in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note.	166,000	166,000

13

	2016	2015

In February 2016, the Company re-issued a 12% convertible note originally maturing in the amount of $172,095. The note is secured by the assets of the Company, matures in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share.	172,095	172,095

Total Principal Outstanding	$1,018,095	$1,038,095
Unamortized Debt Discounts	(315,084)	(583,049)
Unamortized Debt issuance costs	(36,525)	(71,700)
Convertible Notes, Net	$666,486	$383,346

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended March 31, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$1,038,095	$(71,700)	$(583,049)	$383,346
Conversions	(20,000)	-	-	(20,000)
Amortization	-	35,175	267,965	303,140
Balance at March 31, 2016	$1,018,095	$(36,525)	$(315,084)	$666,486

NOTE 8 –DERIVATIVE LIABLITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain conversion features and warrants are derivative liabilities.

The fair values of the embedded conversion features and the warrants are estimated and recorded as derivative liabilities on the date of issuance, offset by a discount on the related convertible note payable up to the face amount of the note, with any excess fair value recorded as derivative expense on the date of issuance. The Company’s convertible debt is convertible into common stock at conversion rates that vary based on the trading prices of the Company’s common stock. Accordingly, the conversion feature is required to be presented at fair value on the dates of issuance, settlement, and at each reporting date. The Company also has warrants to purchase common stock outstanding that provide for adjustments to the exercise prices upon the future dilutive issuances. The Company utilizes Monte Carlo simulations and stochastic forecasting to estimate the fair value of the warrants and conversion options. The ranges of assumptions utilized in estimating the fair value of the warrants and conversion options during the three months ended March 31, 2016, are as follows:

Expected Volatility	74% to 87%
Expected Term	0.3 to 5.0 Years
Risk Free Rate	0.21% to 1.60%
Dividend Rate	0.00%
Triggering Capital Raise Probabilities	50% - 75%

A summary of derivative activity for the three months ended March 31, 2016 is as follows:

Balance at December 31, 2015	$25,445,645
New issuances	66,830
Conversion feature reclassified to equity upon conversion of related note payable	(316,734)
Change in fair value	(12,941,663)
Balance at March 31, 2016	$12,254,079

NOTE 9 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

As of March 31, 2016, the Company has outstanding convertible notes payable to a member of the Company’s Board of Directors. Total amounts due the Board Member included in convertible notes payable amounted to $150,000 at March 31, 2016. See Note 7.

Fin Holdings Acquisition

As discussed in Note 2, on February 8, 2016, the Company closed on the acquisition of FIN Holdings Inc. ("FIN"), a related party as a result of common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa.

Other

In connection with the Company’s ability to secure third-party financing, the Company issued Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, 190,000 shares of common stock of the Company in accordance with its agreement in the first quarter of 2016. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. In addition to the fee paid, the agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company.

NOTE 10 – STOCKHOLDER’S DEFICIT

Common Stock

During the three months ended March 31, 2016, the Company issued 704,074 shares of common stock upon the conversion of principal and interest on convertible debt totaling $21,222.

During the three months ended March 31, 2016, the Company issued 675,000 shares of common stock as consideration for services related to its acquisition of FIN Holdings. The fair value of the shares, totaling $270,000, was estimated based on the publicly quoted trading price and recorded as an expense on the date of the acquisition.

During the three months ended March 31, 2016, the Company issued 190,000 shares of common stock as consideration for debt issuance costs. The fair value of the shares, totaling $76,000, was estimated based on publicly quoted trading prices and recorded as debt issuance costs to be amortized into interest expense over the terms of the respective debt agreements.

During the three months ended March 31, 2016, the Company issued 22,500,000 shares of common stock as consideration for the acquisition of FIN Holdings Inc. (See Note 2.)

Warrants

During the three months ended March 31, 2016, in connection with the issuance of convertible debt, the Company issued warrants to acquire 208,332 shares of common stock over five-year terms for an exercise price of $0.48 per share.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2015	35,171,744	$0.10	4.4 Years
Granted	208,332	$0.48	5.0 Years
Outstanding at March 31, 2016	35,380,076	$0.13	4.5 Years

Stock Options

During the three months ended March 31, 2016, the Company granted to employees, options to acquire 2,500,000 shares of common stock, of which 1,000,000 are exercisable at an exercise price of $0.45 per share vesting over two years, 1,000,000 are exercisable at an exercise price of $0.40 per share vesting on the date of grant and 500,000 are exercisable at an exercise price of $0.10 per share vesting quarterly over two years. The options have a 5 year term. The Company determined the grant date fair value of the options granted during the three months ended March 31, 2016 using the Black Scholes Method and the following assumptions:

Expected Volatility – 82% to 93%

Expected Term – 2.5 to 4.2 Years

Risk Free Rate – 1.31% to 1.51%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended March 31, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	47,800,000	$0.32	4.49	$2,779,650
Granted	2,500,000	$0.36	4.82	$75,000
Outstanding as of March 31, 2016	50,300,000	$0.33	4.51	$2,779,650
Exercisable as of March 31, 2016	30,345,833	$0.37	4.51	$1,062,577

The following table summarizes stock option information as of March 31, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	4.5 Years	1,312,500
$0.10	8,500,000	4.5 Years	3,625,000
$0.15	6,300,000	4.5 Years	1,908,333
$0.40	1,000,000	5.5 Years	1,000,000
$0.45	31,000,000	4.5 Years	22,500,000
Total	50,300,000	4.5 Years	30,345,833

As discussed in note 12, the term of the options were extended to ten years in August 2016 from their original grant dates and therefore the remaining contractual term in the table above would be 9.5 years.

During the three months ended March 31, 2016, the Company recognized approximately $3,215,000 of stock-based compensation expense. As of March 31, 2016, there was approximately $5,222,000 of unrecognized compensation costs related to stock options outstanding, which is expected to be recognized through 2018.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingent Purchase Consideration

The Company has recorded a contingent liability of approximately $370,000 related to the acquisition of Multipay because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders.

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

NOTE 12 – SUBSEQUENT EVENTS

On April 19, 2016, the Company entered into and closed on several Securities Purchase Agreements with accredited investors (the "April 2016 Accredited Investors") pursuant to which the Company borrowed an aggregate of $1,550,000 in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. However, the exercise price shall be adjusted to equal the conversion price or the per share purchase price of the Company's next offering in the minimum amount of $5,000,000 if such price is less than $0.25 (the "Adjustment Price") and the number of shares of common stock issuable upon exercise of the warrants shall be adjusted to equal the consideration paid by the April 2016 Accredited Investors by the Adjustment Price. The Company also issued 1,033,337 shares of common stock to the noteholders. The Secured Convertible Debentures bear interest of 12% and are payable on the six (6) month anniversary of the Secured Convertible Debentures (“October 2016”). The conversion price shall be adjusted to equal the Adjustment Price less a 20% discount if such Adjustment Price is less than $0.25 per share. The Secured Convertible Debentures are secured by 18,235,295 issued and outstanding shares of common stock of the Company held by certain shareholders of the Company (the "Pledgors") pursuant to stock pledge agreements entered into between the April 2016 Accredited Investors and the Pledgors. Each of the April 2016 Accredited Investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $124,000 and issued 1,240,000 shares of common stock of the Company (See Note 9). On August 10, 2016, the Company and the April 2016 Accredited Investors entered into a Letter Agreement whereby the conversion price of the Secured Convertible Debentures was reduced to $0.10 in consideration of the removal of certain price protection features in such Secured Convertible Debentures. Further, the exercise price of such Common Stock Purchase Warrant was reduced to $0.10 per share and the number of shares upon exercise of the Common Stock Purchase Warrant was increased to 15,500,000. This note and accrued interest was converted into common stock of the Company on January 31, 2017 (see below).

From August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the "August 2016 Accredited Investors") pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company's common stock (the "2016 Subscription Shares") for an aggregate purchase price of $1,250,000. In order to reduce the dilution to the other shareholders as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $100,000 and issued 2,000,000 shares of common stock of the Company (See Note 9).

On August 10, 2016, the Company issued to several of its employees and consultants stock options (the "Plan Options") under its Equity Compensation Plan to acquire an aggregate of 17,000,000 shares of common stock of the Company exercisable at $0.05 per share. The Plan Options contain vesting periods over 12 quarters commencing on October 1, 2016 as well as various vesting milestones. The Plan Options are exercisable for a period of ten years. Further, the Company amended existing stock options to acquire 50,800,000 shares of common stock under its Equity Compensation Plan to extend the term from five years to 10 years.

On August 10, 2016, the Company entered into an amended agreement (the "Amendment") with Parity Labs, LLC ("Parity") to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. Pursuant to an Amendment, the Company issued to Parity the option (the "Parity Option") to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016. Parity’s option vested in full upon Mr. Beck becoming CEO of Ipsidy in January 2017. Mr. Beck is the manager of Parity Labs.

From December 1, 2016 through December 27, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "December 2016 Accredited Investors") pursuant to which the December 2016 Accredited Investors invested an aggregate of $1,275,000 (the "Offering") into the Company in consideration of Promissory Notes (the "Notes") and an aggregate of 1,912,500 shares of common stock. The Notes were payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The Notes could be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal was to be accompanied by payment of accrued interest to the date of prepayment. Any payment made to the December 2016 Accredited Investors which is not a full payment of all principal and interest on all of the Notes was to be made pro rata to the December 2016 Accredited Investors based on the respective principal amounts of the Notes. The Notes were converted into shares of common stock January 31, 2017 as more full described below.

On December 30, 2016, ID Global LATAM S.A.S. (“IDG LATAM”), a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the "Contract") with Recaudo Bogota S.A.S. ("RB"), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. Pursuant to the contract IDG LATAM is required to obtain a performance bond from a financial institution in the amount of $6 million dollars.  In addition, IDG LATAM will need to obtain financing for the cost of the equipment to be supplied but has not as of the date hereof entered into a definitive agreement for such financing nor has the required performance bond been obtained.

On January 31, 2017, the Company converted then outstanding debt and accrued interest amount of approximately $6.3 million dollars into approximately 84.8 million shares of common stock, $.0001 par value per share (“Common Stock’), at a conversion price of $0.10 per share unless such conversion price was less than $0.10 per share.  Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $0.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 6 and 7 related to all of the Company’s convertible debt and outstanding warrants.

On January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $120,000 and issued 1,020,000 shares of common stock of the Company.

On January 31, 2017, the Company engaged Philip D. Beck as Chief Executive Officer, President and Chairman of the Board of Directors and Stuart P. Stoller as Chief Financial Officer. In addition, Andras Vago, David Jones and Charles Albanese resigned as directors of the Company and Mr. Albanese also resigned as Chief Financial Officer. Thomas Szoke resigned as Chief Executive Officer and was engaged as Chief Technology Officer. Douglas Solomon resigned as Chief Operating Officer and was engaged as Executive Director, Government Relations and Enterprise Security.

In connection with the engagement of Philip D. Beck and Stuart P. Stoller, the Company granted Mr. Beck and Mr. Stoller, stock options to acquire 15 million shares and 5 million shares of common stock of the Company, respectively, at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreements with Mr. Beck and Mr. Stoller to sell 15 million shares and 5 million shares of common stock, respectively, at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold.

Effective February 1, 2017, the Company amended its certificate of incorporation to change its legal name to “Ipsidy Inc.” from ID Global Solutions Corporation. The name change was effected pursuant to Section 242 of the Delaware Corporation Law (the “DGCL”). Under the DGCL, the amendment to the Company’s certificate of incorporation to effect the name change did not require stockholder approval. The name change does not affect the rights of the Company’s security holders. There were no other changes to the Company’s incorporation in connection with the name change.

On March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 as of March 22, 2017. An individual March 2017 Accredited Investor has agreed to fund $830,000 by April 30, 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ipsidy Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. Founded to pioneer innovative digital identification solutions, the Company is focused on addressing the growing need for highly secure and convenient methods for identity management during a variety of electronic transactions. The Company provides its biometric identification services to government and public sector organizations, seeking to verify and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. With the acquisition of MultiPay S.A., or MultiPay, the Company acquired a transaction processing platform that offers secure multifunctional payment gateway services to merchants and financial institutions. With the development of the OnePayTM electronic payment solution the Company believes it will be able to combine its core technologies and use its platform to power a solution that will provide cost effective and secure means of financial inclusion for the un-banked and under banked population around the globe.

With the acquisition of FIN, the Company acquired a proven cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty, a South African company which provides unique secure credit products and solutions to government customers in Africa. The acquisition enhances the Company’s Transaction Security and Financial Inclusion platforms with highly accurate, fully integrated biometric fingerprint verification and backend matching capabilities in addition to Cards Plus portfolio of physical card and card personalization solutions which allow for delivery to its customers a complete solution for identity programs and financial payment systems.

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

The Company was incorporated in the State of Delaware on September 21, 2011, and our common stock is traded on the OTC Markets under the trading symbol “IDGS”. Our corporate headquarters is located at 780 Long Beach Boulevard, Long Beach, New York 11561 and our main phone number is (407) 951-8640.

Going concern

For the quarter ended March 31, 2016 the Company has revenue of approximately $321,000 and accumulated losses of approximately $31.4 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2015 and 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Three Month Period Ended March 31, 2016 and 2015

Revenues, net

During the three months ended March 31, 2016, the Company had approximately $321,000 of revenue of which Cards Plus was $197,000, ID Solutions was $76,000, and the Colombian Operations was $48,000. The Company did not have revenue in the first quarter of 2015 as it had not yet acquired MultiPay and FIN.

Cost of sales

During the three months ended March 31, 2016, costs of sales amounted to $118,000 which is principally attributable to the Cards Plus business acquired in the FIN Acquisition. Cost of sales in the three month period March 31, 2015 was zero as the Company had no revenue.

Operating Expenses

During the three months ended March 31, 2016 compared to March 31, 2015, general and administrative expense increased approximately $.7 million dollars (excluding stock compensation expense of $3.2 million dollars) due in part to higher compensation expense as staff was added in the first quarter of 2016 to support the current and future operations and certain executives did not draw a salary in the first quarter of 2015.

During the quarter ended March 31, 2016, the Company recorded approximately $3.2 million for stock option compensation expense. There was no stock option compensation expense in the first quarter of 2015.

Depreciation and amortization expense increased approximately $92,000 in the quarter ended March 31, 2016 compared to March 31, 2015 as a result of the acquisitions of FIN and Multipay and their related assets acquired.

Other Income (Expense)

Derivative Liability

During 2015, the Company recorded an expense of $26.6 million for the derivative liability associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the March 31, 2016 valuation of these derivatives, the Company reduced the value of the liability and recorded a benefit of $12.9 million. The decline in the derivative liability is associated with the decline in stock price.

Interest expense

Interest expense increased $0.9 million in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to higher levels of debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016, the Company had approximately $1.3 million and $15.7 million of current assets and current liabilities respectively. Current liabilities include $12.3 million related to the derivative liability, $1.8 million of promissory and convertible notes payable, (see subsequent events in consolidated financial statements). The Company has an accumulated deficit of approximately $31.4 million.

Net cash used in operating activities was principally related to making investments in personnel and infrastructure as the Company is seeking to monetize the assets it owns.

The Company raised $100,000 of additional financing in the first three months of 2016 and conserved cash by issuing common stock to pay for certain services.

Additionally, in the acquisition of FIN Holdings by issuing common stock, cash of approximately $.4 million became available to the Company.

As of March 31, 2016, and the date of this report, we expect to incur ongoing expenditures related to developing the technology and services we will offer. Our current cash position will not be sufficient to support our development. The success of our business plan is contingent upon us obtaining additional financing. See subsequent events in consolidated financial statements.

We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. Our current set of investors and interested parties have provided financing to support the business.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Subsequent Events

On January 31, 2017, the Company converted its outstanding debt and accrued interest of approximately $6.3 million dollars into approximately 84.8 million shares of common stock, $.0001 par value per share (“Common Stock”), at a conversion price of $0.10 per share unless such shares were priced at less than the $0.10 per share. Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of common stock were reduced to $0.10 per share and certain price protection and antidilution provisions were removed.

Additionally on January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with an Accredited Investors pursuant which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note an aggregate of 4,500,000 shares of Common Stock the Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%.

Furthermore, on March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 as of March 22, 2017. The combination of the above events effectively refinanced the Company’s financial position and provided new term financing requirements. The Company anticipates additional financing will be required beyond these current actions and the amount will be dependent on current operations and the investments the Company may pursue

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the December 31, 2015 Audited Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s former Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which are as follows:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there were only a few employees at such time and only two officers with management functions and therefore there is lack of segregation of duties.

-	There was and continues to be a strong reliance on outside consultants to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

-	There was and continues to be a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

-	A formal audit committee has not been formed.

In order to address the above material weaknesses, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company, which were appointed to such offices on January 31, 2017, a date subsequent to the relevant filing period disclosed herein, have initiated the following actions to remediate the material weaknesses:

-	In addition to the engagement of Mr. Beck and Mr. Stoller, who are both experienced public company executives, the Company is evaluating its personnel resources and is considering engaging additional permanent skilled finance and accounting resources.

-	The Company has engaged independent consultants to assist with certain areas of the reconciliation and accounting functions and may continue such engagement or hire additional consultants as needed.

-	The Company will seek to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts will be focused on assessing the capabilities of the financial staff, reviewing systems and ensuring appropriate levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Company’s internal control environment.

-	The Company intends to enhance its internal governance and compliance function. The Company intends to form appropriate committees and periodic and regular meetings will be held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Company’s plan to remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2016, the Company closed on the acquisition of FIN Holdings Inc. ("FIN"), a related party as a result of common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa. The purchase price of $9,000,000 was paid in the form of common stock of the Company, resulting in the issuance of 22,500,000 shares of the Company’s common stock to the FIN shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
3.4	(58)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon
4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese
4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.5	(19)	Form of Secured Convertible Debenture issued to the June 2015 Investors
4.6	(20)	Form of Common Stock Purchase Warrant issued to the June 2015 Investors
4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon
4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon
4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors
4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer
4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.
4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.
4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.
4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015
4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015
4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015
4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors
4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors
4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors
4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors
4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors
4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors
4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors
4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors
4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors
4.34	(56)	Stock Option issued to Parity Labs, LLC
4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017
4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust
4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017
4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc. and the March 2017 Accredited Investors
10.1	(3)	Assignment of Patents
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Employment Agreement of David Jones
10.5	(3)	Employment Agreement of Douglas Solomon
10.6	(3)	Employment Agreement of Thomas Szoke
10.7	(3)	Promissory Note

10.8	(3)	Flextronics Manufacturing Services Agreement
10.9	(4)	Agreement with Tiber Creek Corporation
10.10	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.11	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.12	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.13	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.14	(5)	Promissory Note for $20,000 payable to Penn Investments
10.15	(5)	Promissory Note for $180,000 payable to Penn Investments
10.16	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.17	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.19	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.20	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.23	(12)	Form of Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015
10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015
10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015
10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015
10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015
10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015
10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015
10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015
10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015
10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders
10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016
10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017
10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017
10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017
10.41	(58)	Form of Conversion Agreement dated January 31, 2017
10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company
10.43		Amendment No. 1 to the Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders dated May 7, 2015 to the March 31, 2016 10Q.
16.1	(47)	Letter from Anton & Chia, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(20)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 2, 2015.

(21)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(22)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(23)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(24)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015

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

(49)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(50)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(51)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(52)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(53)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 28, 2016.

(54)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 28, 2016.

(55)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(56)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(57)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(58)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(59)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23,

              2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

By: /s/ Philip Beck
Philip Beck, Chairman of the Board of Directors, Chief Executive Officer, and President
Principal Executive Officer

By: /s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: March 31, 2017

