Form 10-Q
period 2016-06-30
Ipsidy Inc.
filed 2017-04-13
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 000-54545

Ipsidy Inc.

Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 7, 2017
Common Stock, par value $0.0001	341,386,104 shares
Documents incorporated by reference:	None

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy” “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to Ipsidy Inc., a Delaware corporation formerly known as ID Global Solutions Corporation and its subsidiaries. As of January 31, 2017, the Company formally changed its name to Ipsidy Inc. from ID Global Solutions Corporation.

The information which appears on our website www.ipsidy.com is not part of this report.

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$281,188	$349,873
Accounts receivable, net	199,574	509,027
Current portion of net investment in direct financing lease	44,990	-
Inventory	122,667	516,663
Other current assets	58,647	134,224
Total current assets	707,066	1,509,787

Property and equipment, net	124,603	37,775
Other assets	195,483	319,592
Intangible assets, net	3,601,010	1,436,534
Goodwill	6,736,043	166,689
Net investment in direct financing lease, net of current portion	695,911	-
Total assets	$12,060,116	$3,470,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$998,123	$717,500
Convertible notes payable, net	1,945,415	383,346
Derivative liability	7,724,379	25,445,645
Contingent purchase consideration (Note 12)	370,125	370,125
Deferred revenue	103,814	-
Notes payable, net	1,578,468	634,069
Total current liabilities	12,720,324	27,550,685

Commitments and Contingencies (Note 12)

Stockholders' Deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 214,196,550 and 187,854,139 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	21,420	18,785
Additional paid in capital	31,360,539	14,923,936
Accumulated deficit	(32,214,771)	(39,074,590)
Accumulated comprehensive income	172,604	51,561
Total stockholders' deficit	(660,208)	(24,080,308)
Total liabilities and stockholders' deficit	$12,060,116	$3,470,377

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(restated)		(restated)
Revenues
Products and services	$476,680	$11,046	$797,426	$11,046
Lease income	13,315	-	13,315	-
Revenues, net	489,995	11,046	810,741	11,046

Operating Expenses:
Cost of sales	114,548	-	232,658	-
General and administrative	4,147,408	456,360	8,540,314	929,197
Research and development	292,592	853	321,664	224,853
Depreciation and amortization	157,702	44,018	260,761	55,289
Total operating expenses	4,712,250	501,231	9,355,397	1,209,339

Loss from operations	(4,222,255)	(490,185)	(8,544,656)	(1,198,293)

Other Income (Expense):
Gain (loss) on derivative liabilities	4,735,589	(2,865,353)	17,677,252	(2,865,353)
Interest expense	(1,346,025)	(33,974)	(2,272,777)	(35,729)
Foreign currency translation loss	-	(26,259)	-	(26,259)
Other income (expense), net	3,389,564	(2,925,586)	15,404,475	(2,927,341)

(Loss)/income before income taxes	(832,691)	(3,415,771)	6,859,819	(4,125,634)

Income Taxes	-	-	-	-

Net income (loss)	$(832,691)	$(3,415,771)	$6,859,819	$(4,125,634)

Net Income (Loss) Per Share:
Basic	$(0.00)	$(0.02)	$0.03	$(0.02)
Diluted	$(0.00)	$(0.02)	$(0.04)	$(0.02)

Weighted Average Shares Outstanding:
Basic	213,260,870	166,054,195	207,538,833	166,054,195
Diluted	213,260,870	166,054,195	275,753,266	166,054,195

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(restated)		(restated)
Net income (loss)	$(832,691)	$(3,415,771)	$6,859,819	$(4,125,634)
Foreign currency translation gains	216,670	-	121,043	-
Comprehensive income (loss)	$(616,021)	$(3,415,771)	$6,980,862	$(4,125,634)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Six months ended June 30, 2016

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2015	187,854,139	$18,785	$14,923,936	$(39,074,590)	$51,561	$(24,080,308)
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	692,850	-	-	692,850
Issuance of common stock upon conversion of convertible debt and accrued interest	704,074	70	21,152	-	-	21,222
Stock-based compensation	-	-	6,152,490	-	-	6,152,490
Common stock issued for services	675,000	68	269,932	-	-	270,000
Common stock issued for debt issuance costs	1,430,000	144	168,981	-	-	169,125
Common stock issued with convertible debt	1,033,337	103	54,367	-	-	54,470
Common stock issued for acquisition of FIN Holdings	22,500,000	2,250	8,997,750	-	-	9,000,000
Warrants issued for inventory	-	-	79,081			79,081
Net income	-	-	-	6,859,819	-	6,859,819
Foreign currency translation	-	-	-	-	121,043	121,043
Balance, June 30, 2016	214,196,550	$21,420	$31,360,539	$(32,214,771)	$172,604	$(660,208)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,859,819	$(4,125,634)
Adjustments to reconcile income (loss) with cash flows from operating activities:
Depreciation and amortization expense	260,761	55,289
Stock-based compensation	6,152,490	391,250
Common stock issued for services	270,000	-
Amortization of debt discounts and issuance costs, net	1,899,726	67,918
(Gain) loss on derivative liabilities	(17,677,252)	2,865,353
Write-off of abondoned product	225,862
Changes in operating assets and inabilities:
Accounts receivable	5,606	-
Lease receivable	7,043	-
Other current assets	75,577	109,495
Inventory	(162,232)	-
Accounts payable and accrued expenses	281,848	(43,593)
Deferred revenue	(194,690)	-
Net cash flows from operating activities	(1,995,444)	(679,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,518)	(51,120)
Investment in other assets	(101,753)	-
Cash acquired in acquisitions	419,042	37,876
Net cash cash flows from investing activities	306,771	(13,244)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable, warrants and common stock	1,550,000	850,000
Payment of debt issuance costs	(133,400)	-
Proceeds from issuance of notes payable and warrants, related parties	100,000	185,773
Advances from related parties	-	23,638
Principal payments on notes payable	(17,655)	-
Net cash flows from financing activities	1,498,945	1,059,411

Effect of foreign currencies	121,043	-

Net change in cash	(68,685)	366,245
Cash, beginning of the period	349,873	159,296
Cash, end of the period	$281,188	$525,541

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible debt and accrued interest	$21,222	$-
Issuance of warrants for inventory costs	$79,081	$-
Reclassification of derivative liabilities upon conversion of convertible debt into common stock	$692,850	$-
Issuance of common stock for debt issuance costs	$169,125	$-
Issuance of common stock with convertible debt	$54,470	$-
Acquisition of FIN Holdings (2016) and Multi Pay (2015), respectively:
Issuance of common stock as consideration	$9,000,000	$610,151
Assumed liabilities	914,218	732,209
Inventory	(112,408)	-
Accounts receivable	(311,867)	(230,151)
Property and equipment	(100,339)	(20,000)
Intangible assets	(8,970,562)	(1,054,333)
Cash acquired	$419,042	$37,876
Reclassification of inventory to net investment in direct financing lease	$747,944	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, and include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., Fin Holdings, Inc. and Cards Plus Pty Ltd. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Common Share

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

	For the three-months ended June 30, 2016			For the three-months ended June 30, 2015			For the six-months ended June 30, 2016			For the six months ended June 30. 2015
			Per-Share			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to stockholders	$(832,691)	213,260,870	$(0.00)	$(3,415,771)	166,054,195	$(0.02)	$6,859,819	207,538,833	$0.03	$(4,125,634)	166,054,195	$(0.00)
Effect of Dilutive Securities
Stock Options	-	-		-	-		-	10,714,189		-	-
Warrants	-	-		-	-		-	25,634,957		-	-
Convertible Debt	-	-		-	-		(17,712,426)	31,465,287		-	-
Diluted EPS
Income available to stockholders plus assumed conversions	$(832,691)	213,260,870	$(0.00)	$(3,415,771)	166,054,195	$(0.02)	$(10,852,607)	275,353,266	$(0.04)	$(4,125,634)	166,054,195	$(0.00)

Going concern

As of June 30, 2016, the Company has a working capital and accumulated deficit of approximately $12.0 million and $32.2 million, respectively. For the six months ended June 30, 2016 the Company earned revenue of approximately $811,000 and incurred an operating loss of approximately $8.5 million.

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

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are stated at the lower of cost (using the average method) or market. The plastic/ID cards and digital printing material are used to provide plastic loyalty, ID and other types of cards. Inventories at June 30, 2016 consist solely of the Cards Plus inventory as the kiosks were deployed in the second quarter of 2016 subject to a direct financing lease.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three and six months ended June 30, 2016 and 2015, there is no provision for income tax as the Company had a tax loss for United States and foreign activities. The Company’s gain on derivative liability during the three and six months ended June 30, 2016 and 2015, is not taxable.

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership.

Leases that transfer to the lessee substantially all of the risks and rewards incidental to the ownership of the asset are classified as direct finance leases.

Revenue Recognition

The Company recognizes revenue when products are shipped or services have been performed. Financing revenue related to direct-financing leases is recognized over the term of the lease using the effective interest method.

NOTE 2 – FIN HOLDINGS ACQUISITION

On February 8, 2016, the Company entered into a Share Exchange Agreement with Fin Holdings, Inc., a Florida corporation ("FIN"), and all of the FIN shareholders (the "FIN Shareholders"), pursuant to which the Company acquired 100% of the issued and outstanding shares of FIN (the "FIN Shares") and FIN's two wholly-owned subsidiaries, ID Solutions, Inc. and Cards Plus Pty Ltd. (collectively, the "Subsidiaries"), from the FIN Shareholders. One of the FIN shareholders was the Company’s Chief Operating Officer and owned approximately 1.7% of the Company’s outstanding common stock at the acquisition date. In consideration for the FIN Shares, the Company issued and sold to the FIN Shareholders an aggregate of 22,500,000 shares of common stock of the Company (the "Purchase Shares") at a per share price of $0.40 or $9,000,000. The closing occurred on February 8, 2016.

In accordance with ASC 805, “Business Combinations”, the Company accounted for the acquisition of FIN as a business combination using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of acquisition.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company. FIN was acquired on February 8, 2016 pursuant to a Share Exchange Agreement, at which time control was achieved through a restructuring of the reporting hierarchy to Company management.

The condensed consolidated financial statements for the six months ended June 30, 2016 include FIN’s results for the period from the date of acquisition to June 30, 2016. FIN Holdings Revenue and Operating Income included in the consolidated results of operations for the six months ended June 30, 2016, was approximately $670,000 and $89,000 respectively.

The following unaudited proforma financial information gives effect to the Company’s acquisition of FIN as if the acquisition had occurred on January 1, 2015 and had been included in the Company’s consolidated statement of operations for the six months ended June 30, 2016 and June 30, 2015.

	Six months ended June 30
	2016	2015
Proforma net revenues	$932,297	$1,088,960
Proforma net income (loss)	$6,852,278	$(3,944,838)

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay in April 2015 and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2016:

	Customer Relationships	Intellectual Property	Non- Compete
Useful Lives	10 Years	7 Years	5 Years	Total
Carrying Value at December 31, 2015	$-	$1,423,537	$12,997	$1,436,534
Additions	1,587,159	814,049	-	2,401,208
Amortization	(61,635)	(173,689)	(1,408)	(236,732)
Carrying Value at June 30, 2016	$1,525,524	$2,063,897	$11,589	$3,601,010

The following is a summary of intangible assets as of June 30, 2016:

	Customer Relationships	Intellectual Property	Non- Compete	Total
Cost	$1,587,159	$2,444,646	$14,087	$4,045,892
Accumulated amortization	(61,635)	(380,749)	(2,498)	(444,882)
Carrying Value at June 30, 2016	$1,525,524	$2,063,897	$11,589	$3,601,010

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2016	$249,550
2017	494,950
2018	494,950
2019	494,950
2020	494,950
2021	496,631
Thereafter	875,029
$3,601,010

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015
Computers and equipment	$88,587	$88,047
Furniture and fixtures	179,485	69,168
	268,072	157,215
Less Accumulated depreciation	143,469	119,440
Property and equipment, net	$124,603	$37,775

Depreciation expense totaled $24,029 and $12,505 for the six months ended June 30, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	2016	2015
Trade payables	$334,192	$301,455
Accrued interest	323,817	96,579
Accrued payroll and related	261,548	204,125
Other accrued expenses	78,566	115,341
Total	$998,123	$717,500

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of June 30, 2016 and December 31, 2015:

	2016	2015
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. At June 30, 2016, the remaining outstanding note carried an outstanding balance of $79,014. Payments of $6,300 including principal and interest are due monthly. The notes accrue interest at an annual rate of 15.47%. Total outstanding principal and interest is due on September 16, 2017.	$79,014	$96,669

The below notes payable were not initially convertible; except for the accrued interest portion which was convertible into common stock of the Company. Further, in January 2017, the below notes, which were being renegotiated, and related accrued interest were converted into common stock of the Company (see note 13).

In August 2015, the Company issued a 12% note in the amount of $27,000. The note is secured by the assets of the Company, matures in August 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 180,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $148,160, which are presented as a discount against the note and amortized into interest expense over the term of the note.	27,000	27,000

In September 2015, the Company issued 12% notes in the amount of $973,000. The notes are secured by the assets of the Company, mature in September 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	973,000	973,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes are secured by the assets of the Company, mature in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	225,000	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note is secured by the assets of the Company, matures in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	25,000	25,000

In December 2015, the Company issued 12% notes in the amount of $850,000. The notes are secured by the assets of the Company and mature in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price on the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	850,000	850,000

(Continued on next page)

(Continued)	2016	2015
In January 2016, the Company issued 12% notes in the amount of $100,000. The notes are secured by the assets of the Company, mature in January 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price of the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	100,000	-

Total Principal Outstanding	$2,279,014	2,196,669
Unamortized Deferred Debt Discounts	(482,943)	(1,193,947)
Unamortized Deferred Debt Issuance costs	(217,603)	(368,653)
Convertible Notes, Net	$1,578,468	$634,069

The following is a roll-forward of the Company’s notes payable and related discounts for the six months ended June 30, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$2,196,669	(368,653)	(1,193,947)	$634,069
New issuances	100,000		(66,830)	33,170
Payments	(17,655)	-	-	(17,655)
Amortization	-	151,050	777,834	928,884
Balance at June 30, 2016	$2,279,014	$(217,603)	$(482,943)	$1,578,468

NOTE 7 – CONVERTIBLE NOTES PAYABLE, NET

Convertible notes consisted of the following as of June 30, 2016 and December 31, 2015:

In January 2017, the below convertible notes payable, which were being renegotiated, and related accrued interest were converted into Common stock of the Company (Note 13).

	2016	2015

In June 2015, the Company issued 10% convertible notes with an aggregate principal amount of $700,000. The notes are secured by the assets of the Company, matured in June 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $124,500, which are presented as a discount against the note and amortized into interest expense over the term of the note. During the six months ended June 30, 2016, one note holder elected to convert principal and accrued interest totaling $21,222 into 704,074 shares of common stock.	$680,000	$700,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note.	166,000	166,000

(Continued on next page)

(Continued)	2016	2015
In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, originally maturing in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share.	172,095	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The notes are secured by the assets of the Company, mature in October 2016, and are convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued 1,033,337 shares of common stock and warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that require these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The portion of the remaining proceeds attributable to the notes and common stock were allocated to the instruments based on their relative fair values. See Notes 8 and 10. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	1,550,000	-

Total Principal Outstanding	$2,568,095	$1,038,095
Unamortized Deferred Debt Discounts	(442,097)	(583,049)
Unamortized Deferred Debt Issuance costs	(180,583)	(71,700)
Convertible Notes, Net	$1,945,415	$383,346

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended June 30, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$1,038,095	$(71,700)	$(583,049)	$383,346
New issuances	1,550,000	(226,400)	(636,373)	687,227
Conversions	(20,000)	-	-	(20,000)
Amortization	-	117,517	777,325	894,842
Balance at June 30, 2016	$2,568,095	$(180,583)	$(442,097)	$1,945,415

NOTE 8 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain conversion features and warrants are derivative liabilities.

The fair values of the embedded conversion features and the warrants are estimated and recorded as derivative liabilities on the date of issuance, offset by a discount on the related convertible note payable up to the face amount of the note, with any excess fair value recorded as derivative expense on the date of issuance. The Company’s convertible debt is convertible into common stock at conversion rates that vary based on the trading prices of the Company’s common stock. Accordingly, the conversion feature is required to be presented at fair value on the dates of issuance, settlement, and at each reporting date. The Company also has warrants to purchase common stock outstanding that provide for adjustments to the exercise prices upon the future dilutive issuances. The Company utilizes Monte Carlo simulations and stochastic forecasting to estimate the fair value of the warrants and conversion options. The ranges of assumptions utilized in estimating the fair value of the warrants and conversion options during the six months ended June 30, 2016, are as follows:

Expected Volatility	66% to 87%
Expected Term	0.4 to 5.0 Years
Risk Free Rate	0.36% to 1.21%
Dividend Rate	0.00%
Triggering Capital Raise Probabilities	50% - 75%

A summary of derivative activity for the six months ended June 30, 2016 is as follows:

Balance at December 31, 2015	$25,445,645
New issuances	648,836
Conversion feature reclassified to equity upon conversion of related notes payable	(692,850)
Change in fair value	(17,677,252)
Balance at June 30, 2016	$7,724,379

NOTE 9 – RELATED PARTY TRANSACTIONS

Acquisition of FIN

As discussed in Note 2, the Company acquired all of the issued and outstanding shares of FIN in February 2017. The Company’s Chief Operating Officer and then 1.7% shareholder in the Company was also a significant shareholder in FIN at the time of the acquisition.

Convertible Notes Payable

As of June 30, 2016, the Company has outstanding convertible notes payable to certain members of the Company’s Board of Directors. Total amounts due to these related parties included in convertible notes payable amounted to $150,000 at June 30, 2016. See Note 7.

Other

In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee of $124,000 and issued Network 1 1,430,000 shares of common stock of the Company in accordance with its agreement during the six months ended June 30, 2016. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. In addition to the cash fee paid, the agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company.

NOTE 10 – STOCKHOLDER’S DEFICIT

Common Stock

During the six months ended June 30, 2016, the Company issued 704,074 shares of common stock upon the conversion of principal and interest on convertible debt totaling $21,222.

During the six months ended June 30, 2016, the Company issued 675,000 shares of common stock as consideration for services related to its acquisition of FIN Holdings. The fair value of the shares, totaling $270,000, was estimated based on the publicly quoted trading price and recorded as an expense on the date of the acquisition.

During the six months ended June 30, 2016, the Company issued 1,430,000 shares of common stock as consideration for debt issuance costs. The fair value of the shares, totaling $169,125, was estimated based on publicly quoted trading prices and recorded as debt issuance costs to be amortized into interest expense over the terms of the respective debt agreements.

During the six months ended June 30, 2016, the Company issued 1,033,337 shares of common stock to investors in connection with the April 2016 Convertible notes (see Notes 7) of which $54,470 of the proceeds from the issuance of convertible notes was attributed to the common stock based on their relative fair value to that of the notes and recorded as a debt discount to be amortized into interest expense over the terms of the respective debt agreements.

During the six months ended June 30, 2016, the Company issued 22,500,000 shares of common stock as consideration for the acquisition of FIN. See Note 2.

Warrants

During the six months ended June 30, 2016, in connection with the issuance of debt, the Company issued warrants to acquire 6,408,332 shares of common stock over five-year terms. Warrants to acquire 208,332, and 6,200,000 shares of common stock are exercisable for an exercise price of $0.48 per share and $0.25 per share, respectively.

During the six months ended June 30, 2016, the Company issued warrants to acquire 258,621 shares as partial consideration for the purchase of inventory. The warrants are exercisable at $0.58 per share over a five-year term. The fair value of the warrants, totaling $79,081 and was estimated using the Black Scholes method and the following assumptions: volatility – 81%, Term – 5 Yeas, and Risk Free Rate – 1.57%, The warrants qualified for equity accounting.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2015	35,171,744	$0.10	4.1 Years
Granted	6,666,953	$0.27	4.8 Years
Outstanding at June 30, 2016	41,838,697	$0.13	4.2 Years

Stock Options

During the six months ended June 30, 2016, the Company granted to employees, options to acquire 3,000,000 shares of common stock, of which 1,000,000 are exercisable at an exercise price of $0.45 per share vesting over two years, 1,000,000 are exercisable at an exercise price of $0.40 per share vesting on the date of grant, 500,000 are exercisable at an exercise price of $0.25 per share with 100,000 exercisable immediately and the balance vesting over two years, and 500,000 are exercisable at an exercise price of $0.10 per share vesting over two years. The options have a 5 year term. The Company determined the grant date fair value of the options granted during the six months ended June 30, 2016 using the Black Scholes Method and the following assumptions:

Expected Volatility – 80.0% to 93.0%

Expected Term – 2.5 – 3.1 Years

Risk Free Rate – 0.98%

Dividend Rate – 0.00%

Activity related to stock options for the six months ended June 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	47,800,000	$0.32	4.24	$924,650
Granted	3,000,000	$0.34	5.41	$25,000
Outstanding as of June 30, 2016	50,800,000	$0.32	4.31	$949,650
Exercisable as of June 30, 2016	40,016,667	$0.37	4.27	$493,575

The following table summarizes stock option information as of June 30, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	4.25 Years	1,750,000
$0.10	8,500,000	4.22 Years	4,625,000
$0.15	6,300,000	4.25 Years	2,416,666
$0.25	500,000	9.76 Years	100,000
$0.40	1,000,000	4.67 Years	1,000,000
$0.45	31,000,000	4.25 Years	30,125,000
Total	50,800,000	4.31 Years	40,016,667

As discussed in Note 13, the term of all the options was extended to ten years in August 2016 from their original grant date and therefore the remaining contractual term in the table above would all increase to 9.25 years.

During the six months ended June 30, 2016, the Company recognized approximately $6,152,000 of stock-based compensation expense. As of June 30, 2016, there was approximately $2,357,000 of unrecognized compensation costs related to stock options outstanding which is expected to be recognized through 2019.

NOTE 11 – DIRECT FINANCING LEASE

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term began in May 2016, when the kiosks were installed and operational. The term of the rental contract is ten years at an approximate monthly rate of $11,856. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the economic life of the kiosks. The lease was accounted for as a direct-financing lease.

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272 annually, to reduce the investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue for the three and six months ended June 30, 2016 of approximately $13,000.

The equipment subject to the direct financing lease is valued at approximately $748,000. At inception of the lease term, the aggregate minimum future lease payments to be received is approximately $1,423,000 before executory costs. Unearned income recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective interest rate method. Future minimum lease payments to be received under this lease for the next five years and thereafter are as follows:

Year Ending December 31,
2016	$61,074
2017	122,148
2018	122,148
2019	122,148
2020	122,148
2021	122,148
Thereafter	529,308
1,201,122
Less deferred income	(460,221)
Net investment in lease	$740,901

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

From August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the "August 2016 Accredited Investors") pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company's common stock (the "2016 Subscription Shares") for an aggregate purchase price of $1,250,000. In order to reduce the dilution to the other shareholders as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company an aggregate of approximately 10,000,000 shares of common stock for cancellation. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $100,000 and issued 2,000,000 shares of common stock of the Company (See Note 9).

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

On August 10, 2016, the Company entered into an amended agreement (the "Amendment") with Parity Labs, LLC ("Parity") to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the "Parity Option") to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 options immediately and then in 12 equal tranches of 833,333 options per month commencing on September 1, 2016. The Parity option vested in entirety upon Mr. Beck becoming CEO of Ipsidy in January 2017. Mr. Beck is the manager of Parity Labs.

Form December 1, 2016 through December 27, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "December 2016 Accredited Investors") pursuant to which the December 2016 Accredited Investors invested an aggregate of $1,275,000 (the "Offering") into the Company in consideration of Promissory Notes (the "Notes") and an aggregate of 1,912,500 shares of common stock. The Notes are payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The Notes could be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. Any payment made to the December 2016 Accredited Investors which is not a full payment of all principal and interest on all of the Notes will be made pro rata to the December 2016 Accredited Investors based on the respective principal amounts of the Notes. The Notes were converted into shares of common stock on January 31, 2017 as more fully described below.

On December 30, 2016, ID Global LATAM S.A.S. (“IDG LATAM”), a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the "Contract") with Recaudo Bogota S.A.S. ("RB"), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. Pursuant to the contract IDG LATAM is required to obtain a performance bond from a financial institution in the amount of $6 million dollars.  In addition, IDG LATAM will need to obtain financing for the cost of the equipment to be supplied but has not as of the date hereof entered into a definitive agreement for such financing nor has the required performance bond been obtained. The parties are currently re-negotiating the terms of the Contract including a potential phased delivery and a reduction in the number of kiosks. If the negotiation is formalized in a definitive agreement, this would potentially result in a reduction in the consideration paid over the then year period of the Contract and reduce the required performance bond.

On January 31, 2017, the Company converted the outstanding debt and accrued interest amount of approximately $6.3 million into approximately 84.8 million shares of common stock, $.0001 par value per share (“Common Stock’), at a conversion price of $0.10 per share unless the debt conversion price was initially priced at less than the $0.10 per share.  Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 6 and 7 related to the Company’s convertible debt and outstanding notes payable.

On January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 into the Company in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $120,000 and issued 1,020,000 shares of common stock of the Company.

On January 31, 2017, the Company engaged Philip D. Beck as Chief Executive Officer, President and Chairman of the Board of Directors and Stuart P. Stoller as Chief Financial Officer. In addition, Andras Vago, David Jones and Charles Albanese resigned as directors of the Company and Mr. Albanese also resigned as Chief Financial Officer. Thomas Szoke resigned as Chief Executive Officer and was engaged as Chief Technology Officer.  Douglas Solomon resigned as Chief Operating Officer and was engaged as Executive Director, Government Relations and Enterprise Security. Mr. Szoke and Mr. Solomon continue to serve us directors.

In connection with the engagement of Philip D. Beck and Stuart P. Stoller, the Company granted Mr. Beck and Mr. Stoller, stock options to acquire 15 million shares and 5 million shares of common stock of the Company, respectively, at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter into Restricted Stock Purchase Agreements with Mr. Beck and Mr. Stoller to sell 15 million shares and 5 million shares of common stock, respectively, at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold.

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

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the "March 2017 Accredited Investors") pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 as of March 22, 2017. An individual March 2017 Accredited Investor has agreed to fund $830,000 by April 30, 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

NOTE 14 – RESTATEMENT FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2015

During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company determined that for the three and six-months ended June 30, 2015 it had previously (1) used incorrect valuations for the fair value of intangible assets acquired; (2) capitalized internal use software, which should have been expensed in accordance with US GAAP; (3) used incorrect valuations for derivative liabilities; (4) used incorrect valuations for stock options issued for compensation; (5) recorded certain costs related to the issuance of its convertible and other notes payable incorrectly as general and administrative expenses; and (6) classified certain expenses and named certain accounts incorrectly. The Company has adjusted those intangible assets, derivative liabilities and compensation related to stock options using correct valuations. In addition and in accordance with US GAAP, the Company has now capitalized the costs related to the issuance of its convertible and other notes payable as debt issuance costs as a reduction of the debt principal and expensed the previously capitalized internal use software costs. The following summarizes the adjustments made to the Company’s previously reported amounts for the three and six months June 30, 2015.

Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2015
	As Reported	Reclassifications	As Reclassified		Adjustments	As Restated
Revenue	$11,046	$-	$11,046		$-	$11,046
Operating Expenses:
Depreciation and amortization	11,469	-	11,469	(1)	32,549	44,018
Research and development	853	-	853		-	853
General and administrative	570,622	(67,918)	502,704	(4),(5)	(46,344)	456,360
Total operating expenses	582,944	(67,918)	515,026		(13,795)	501,231
Loss from operations	(571,898)	67,918	(503,980)		13,795	(490,185)
Derivative expense	(3,680,374)	-	(3,680,374	)(3)	815,021	(2,865,353)
Interest expense	(11,741)	(67,918)	(79,659	)(3)	45,685	(33,974)
Translation loss	(26,259)	-	(26,259)		-	(26,259)
Net loss	$(4,290,272)	$-	$(4,290,272)		$874,501	$(3,415,771)
Net loss per share: Basic and Diluted	$(0.03)	$-	$(0.03)		$0.01	$(0.02)

	Six Months Ended June 30, 2015
	As Reported	Reclassifications	As Reclassified		Adjustments	As Restated
Revenue	$11,046	$-	$11,046		$-	$11,046
Operating Expenses:
Depreciation and amortization	22,740	-	22,740	(1)	32,549	55,289
Research and development	24,853	-	24,853	(2)	200,000	224,853
General and administrative	1,043,459	(67,918)	975,541	(4),(5)	(46,344)	929,197
Total operating expenses	1,091,052	(67,918)	1,023,134		186,205	1,209,339
Loss from operations	(1,080,006)	67,918	(1,012,088)		(186,205)	(1,198,293)
Derivative expense	(3,680,374)	-	(3,680,374	)(3)	815,021	(2,865,353)
Interest expense	(13,496)	(67,918)	(81,414	)(3)	45,685	(35,729)
Translation loss	(26,259)	-	(26,259)		-	(26,259)
Net loss	$(4,800,135)	$-	$(4,800,135)		$674,501	$(4,125,634)
Net loss per share: Basic and Diluted	$(0.03)	$-	$(0.03)		$0.01	$(0.02)

(1) Fair Value of Intangible Assets In Connection with Business Acquisition. During the three months ended June 30, 2015, the Company accounted for the acquisition of Multipay as a business combination using the acquisition method of accounting utilizing an incorrect valuation. The adjustment to reflect the correct valuation, including the purchase price allocation of assets acquired, resulted in an increase of $166,689 to Goodwill, $200,986 to Intangible Assets (net of $32,549 additional amortization) and $370,125 to Contingent Purchase Consideration as of June 30, 2015. In addition, certain previously reported contingent assets and liabilities of $149,848 were eliminated.

(2) Intangible Assets—Capitalized Software. The Company determined that previously capitalized software should have been expensed in accordance with US GAAP. Accordingly, a reduction of $200,000 to Intangible Assets and an increase to Research and Development Expenses is made as of and for the six months ended June 30, 2015.

(3) Derivative Liability. The fair value of the derivative liabilities related to convertible and other notes payable have now been estimated based on the Monte Carlo Simulation Model because it considers the effect of the down round feature (probability of a triggering capital raise) along with the other assumptions associated with the Black-Scholes option pricing model. The previously used methodology by the Company incorrectly did not take into consideration the probability of a financing at a price that would trigger the instruments down round provision. The adjusted fair value of the Company’s derivatives associated with its Convertible and other Notes Payable resulted in a decrease of $907,123 to the Derivative Liability as of June 30, 2015. For the three and six months ended June 30, 2015, the Company’s derivative expense is reduced by $815,021. In addition, the finalized fair value analysis of the Company’s derivatives associated with its Convertible and other Notes Payable required a reduction to the previously recorded Debt Discount and interest expense by $45,685 for the three and six months ended June 30, 2015.

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

With the acquisition of FIN, the Company acquired a proven cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty, a South African company which provides unique secure credit products and solutions to government customers in Africa. The acquisitions enhances the Company’s Transaction Security and Financial Inclusion platforms with highly accurate, fully integrated biometric fingerprint verification and backend matching capabilities in addition to Cards Plus portfolio of physical card and card personalization solutions which allow for delivery to its customers a complete solution for identity programs and financial payment systems.

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

Going concern

As of June 30, 2016, the Company has a working capital and accumulated deficit of approximately $12.0 million and $32.2 million, respectively. The working capital deficit includes the convertible debt and notes payable, net as well as the derivative liability of approximately $7.7 million. For the six months ended June 30, 2016 the Company earned revenue of approximately $811,000 and had an operating loss of $8.5 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2015 and 2014 contained an explanatory paragraph regarding uncertainty in our ability to continue as a going concern based upon our net losses.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year from the date of issuance of the condensed consolidated financial statements. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows, none of which can be assured.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Three and Six Month Periods Ended June 30, 2016 and June 30, 2015

Revenues, net

During the three-month and six months ended June 30, 2016, the Company had approximately $490,000 and $811,000 of revenue of which Cardsplus was $273,000 and $470,000, ID solutions were $125,000 and $201,000, and the Colombian operations was $91,000 and $139,000 for the three and six months ended June 30, 2016, respectively. The Company had revenue of $11,000 for the three and six months ended June 30, 2015. The Company began leasing Kiosks in the second quarter of 2016 and recorded lease income of approximately $13,000.

Cost of sales

During the three and six months ended June 30, 2016, cost of sales were higher than the cost of sales in the three month and six months ended June 30, 2015 due to the incremental revenue. Cost of sales is principally attributable to the Cards Plus business acquired as part of FIN. The revenue increases were principally related to the acquisition of Multipay in 2015 and FIN in 2016.

Operating Expenses

During the three and six month period ended June 30, 2016 compared to the similar period ended June 30, 2015, general and administrative expense increased approximately $3.7 million and $7.6 million dollars, respectively, due in part to higher compensation expense as staff was added in the three and six months ended June 30, 2016 to support the current and future operations, and certain executives did not draw a salary for a portion of the three and six months ended June 30, 2015.

During the three and six months ended June 30, 2016, the Company recorded approximately $2.9 million and $6.1 million, respectively, for stock option compensation expense. During the three and six months ended June 30, 2015, the Company recorded $21,000 of stock compensation expense due to options being granted in latter part of the second quarter in 2015.

Depreciation and amortization expense increased in the quarter and six months ended June 30, 2016 compared to similar periods in June 30, 2015 as a result of the acquisitions of FIN and Multipay.

During the second quarter and six months ended June 30, 2016, the Company wrote-off an asset for product testing that was no longer viable. The asset cost approximately $226,000.

Other Income (Expense)

Derivative Liability

During 2015, the Company recorded an expense of approximately $2.9 million for three and six months ended June 30, 2015 for the fair value of the derivative liability associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of these derivatives in 2016, the Company experienced a reduction in derivative liability and recorded a benefit of approximately $4.7 million and $17.7 million, respectively, in the three and six months ended June 30, 2016. The decline in the derivative liability is primarily associated with the Company's lower stock price.

Interest expense

Interest expense increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2016 due to higher levels of debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2016, the Company had approximately $0.7 million and $12.7 million of current assets and current liabilities, respectively. Cumulative to date the Company has an accumulated deficit of approximately $32.2 million.

Cash used in operating activities was approximately $2.0 million and $.7 million during the six months ended June 30, 2016 and 2015, respectively.

The Company raised $1,650,000 of additional financing in the first six months of 2016 and issued common stock to conserve cash to fund operations.

As of June 30, 2016 and the date of this report, we expect our current cash position will not be sufficient to support ongoing expenditures related to developing the technology and services we will offer. The success of our business plan is contingent upon us obtaining additional financing.

We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. Our current investors and interested parties have provided financing to support the business. See subsequent events in the June 30, 2016 condensed consolidated financial statements.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time other than the amounts detailed in the subsequent events in our June 30, 2016 condensed consolidated financial statements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our ability to execute our business plan.

Subsequent events

On January 31, 2017, the Company converted the outstanding debt and accrued interest amount of approximately $6.3 million into approximately 84.8 million shares of common stock, $.0001 par value per share (“Common Stock’), at a conversion price of $0.10 per share unless such shares were initially priced at less than the $0.10 per share.  Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 6 and 7 to our condensed consolidated financial statements related to the Company’s convertible debt and outstanding note payable.

Additionally, on January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 into the Company in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%.

Furthermore on March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the "March 2017 Accredited Investors") pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 as of March 22, 2017. An individual March 2017 Accredited Investor has agreed to fund $830,000 by April 30, 2017.

The combination of the above events effectively refinanced the Company’s financial position in the first quarter of 2017 and provided near-term financing requirements. The Company anticipates additional financing will be required beyond the current actions and the amounts will be dependent on current operations and investments the Company may pursure.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of our audited financial statements included in our annual report on form 10K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

We have missed a number of deadlines for filing of financial statements for certain acquisitions as well as our annual report for December 31, 2015 and our quarterly reports for March 31, 2016, June 30, 2016 and September 30, 2016. As of the date hereof and inclusive of this report, we have filed the financial statements for the acquisitions and our quarterly reports for March 31, 2016 and June 30, 2016. The SEC has advised that it of the Company does not become current in it filings under the Securities and Exchange Act of 1934 (the “1934 Act”), the Company may be subject, without further notice, to an administrative proceedings by the Division of Enforcement under Section 12(j) of the 1934 Act to revoke its registration under the 1934 Act and potentially suspend its trading under Section 12(k) of the 1934 Act.

ITEM 6. EXHIBITS

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon
4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese
4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.5	(19)	Form of Secured Convertible Debenture issued to the June 2015 Investors
4.6	(20)	Form of Common Stock Purchase Warrant issued to the June 2015 Investors
4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon
4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon
4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors
4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer
4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.
4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.
4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.
4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015
4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015
4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015
4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors
4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors
4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors
4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors
4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors
4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors
4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors
4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors
4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors
4.34	(56)	Stock Option issued to Parity Labs, LLC
4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017
4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust
4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017
4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc. and the March 2017 Accredited Investors
10.1	(3)	Assignment of Patents
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Employment Agreement of David Jones
10.5	(3)	Employment Agreement of Douglas Solomon
10.6	(3)	Employment Agreement of Thomas Szoke
10.7	(3)	Promissory Note
10.8	(3)	Flextronics Manufacturing Services Agreement
10.9	(4)	Agreement with Tiber Creek Corporation
10.10	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.11	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.12	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.13	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.14	(5)	Promissory Note for $20,000 payable to Penn Investments
10.15	(5)	Promissory Note for $180,000 payable to Penn Investments

10.16	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.17	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.19	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.20	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.23	(12)	Form of Share Purchase Agreement by and between ID GLobal Solutions Corporation and the Multipay S.A. Shareholders
10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015
10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015
10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015
10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015
10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015
10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015
10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015
10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015
10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015
10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders
10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016
10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017
10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017
10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017
10.41	(58)	Form of Conversion Agreement dated January 31, 2017
10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company
10.43	(60)	Amendment No. 1 to the Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders dated May 7, 2015 to the March 31, 2016 10Q.

16.1	(47)	Letter from Anton & Chia, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

(56)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(57)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(58)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(59)       Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23,

              2017

(60)       Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 29, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY, INC.

By: /s/ Philip Beck
Philip Beck, Chairman of the Board of Directors, Chief Executive Officer, and President
Principal Executive Officer

By: /s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: April 12, 2017

