Form 10-Q
period 2016-09-30
Ipsidy Inc.
filed 2017-04-28
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 16, 2017
Common Stock, par value $0.0001	343,894,409 shares
Documents incorporated by reference:	None
☐ No

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4 - 8

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited) (2015 restated)	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited) (2015 restated)	6

Condensed Consolidated Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2016 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015 (unaudited) (2015 restated)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9-20

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy”, “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to Ipsidy Inc., a Delaware corporation formerly known as IM Global Corporation and its subsidiaries. As of January 31, 2017, the Company formally changed its name to Ipsidy Inc. From ID Global Solutions Corporation.

The information which appears on our website www.ipsidy.com is not part of this report.

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$234,812	$349,873
Accounts receivable, net	695,080	509,027
Current portion of net investment in direct financing lease	46,205	-
Inventory	119,702	516,663
Other current assets	147,153	134,224
Total current assets	1,242,952	1,509,787

Property and Equipment, net	115,249	37,775
Other Assets	216,958	319,592
Intangible Assets, net	3,508,617	1,436,534
Goodwill	6,736,043	166,689
Net investment in direct financing lease, net of current portion	683,894	-
Total assets	$12,503,714	$3,470,377

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,228,803	$717,500
Convertible notes payable, net	2,339,375	383,346
Derivative liability	9,319,015	25,445,645
Contingent purchase consideration (Notes 10, 12)	310,445	370,125
Notes payable, net	1,983,215	634,069
Deferred revenue	476,457	-
Total current liabilities	15,657,310	27,550,685

Commitments and Contingencies (Notes 10, 12)

Stockholders' Deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 231,551,155 and 187,854,139 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	23,155	18,785
Additional paid in capital	33,216,756	14,923,936
Accumulated deficit	(36,547,807)	(39,074,590)
Accumulated other comprehensive income	154,300	51,561
Total stockholders' deficit	(3,153,596)	(24,080,308)
Total liabilities and stockholders' deficit	$12,503,714	$3,470,377

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(restated)		(restated)
Revenues
Products and services	$576,466	$75,312	$1,373,892	$86,358
Lease income	19,735	-	33,050	-
Revenues, net	596,201	75,312	1,406,942	86,358

Operating Expenses:
Cost of Sales	116,376	-	349,034	-
General and administrative	2,171,627	3,732,887	10,711,942	4,664,251
Research and development	65,582	-	387,246	224,853
Depreciation and amortization	127,473	42,684	388,233	99,410
Total operating expenses	2,481,058	3,775,571	11,836,455	4,988,514

Loss from operations	(1,884,857)	(3,700,259)	(10,429,513)	(4,902,156)

Other Income (Expense):
(Loss)/gain on derivative liabilities	(1,594,636)	(24,246,627)	16,082,616	(27,111,980)
Interest expense	(853,543)	(468,790)	(3,126,320)	(505,161)
Other income	-	9,315	-	9,315
Other income (expense), net	(2,448,179)	(24,706,102)	12,956,296	(27,607,826)

(Loss)/income before income taxes	(4,333,036)	(28,406,361)	2,526,783	(32,509,982)

Income Taxes	-	-	-	-

Net income (loss)	$(4,333,036)	$(28,406,361)	$2,526,783	$(32,509,982)

Net Income (Loss) Per Share:
Basic	$(0.02)	$(0.17)	$0.01	$(0.20)
Diluted	$-	$-	$(0.04)	$-

Weighted Average Shares Outstanding:
Basic	226,796,302	163,724,678	212,790,554	163,724,678
Diluted	-	-	289,858,911	-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(restated)		(restated)
Net Income (Loss)	$(4,033,036)	$(28,406,361)	$2,526,783	$(32,509,982)
Foreign currency translation gains (losses)	(18,304)	-	102,739	-
Comprehensive income (loss)	$(4,351,340)	$(28,406,361)	$2,629,522	$(32,509,982)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Nine Months Ended September 30, 2016

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2015	187,854,139	$18,785	$14,923,936	$(39,074,590)	$51,561	$(24,080,308)
Reclassification of derivative liabilities upon conversion of convertible debt	-	-	692,850	-	-	692,850
Issuance of common stock upon conversion of convertible debt	704,074	70	21,152	-	-	21,222
Stock-based compensation	-	-	6,805,776	-	-	6,805,776
Common stock issued for services	769,068	77	285,150	-	-	285,227
Common stock issued in settlement of contingent liability	260,537	26	59,655	-	-	59,681
Common stock issued for debt issuance costs	1,430,000	144	168,981	-	-	169,125
Common stock issued with convertible debt	1,033,337	103	54,367	-	-	54,470
Common stock issued for acquisition of FIN Holdings	22,500,000	2,250	8,997,750	-	-	9,000,000
Common stock issued for cash	25,000,000	2,500	1,247,500			1,250,000
Common stock issuance costs	2,000,000	200	(120,442)			(120,242)
Common stock cancelled	(10,000,000)	(1,000)	1,000			-
Warrants issued for inventory			79,081			79,081
Net income	-	-	-	2,526,783	-	2,526,783
Foreign currency translation	-	-	-	-	102,739	102,739
Balance, September 30, 2016	231,551,155	$23,155	$33,216,756	$(36,547,807)	$154,300	$(3,153,596)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:		(restated)
Net income (loss)	$2,526,783	$(32,509,982)
Adjustments to reconcile net income(loss) with cash flows from operating activities:
Depreciation and amortization expense	388,233	496,785
Stock-based compensation	6,805,776	3,524,294
Common stock issued for services	285,227	-
Amortization of debt discount	2,191,786	-
Amortization of debt issuance costs	549,867	134,824
(Gain) loss on derivative liabilities	(16,082,616)	27,111,980
Write-off abandoned product	225,862	-
Changes in operating assets and liabilities:
Accounts receivable	125,814	-
Lease receivable	17,845	-
Other current assets	(12,929)	(333,135)
Inventory	(159,494)	(126,535)
Accounts payable and accrued expenses	(401,465)	221,202
Deferred revenue	476,457	-
Net cash flows from operating activities	(3,062,854)	(1,480,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,309)	(83,736)
Investment in other assets	(136,162)	(38,017)
Cash acquired in acquisitions	419,042	31,435
Net cash flows from investing activities	259,571	(90,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable, warrants and common stock	1,550,000	2,040,000
Proceeds from the issuance of notes payable and warrants	100,000	-
Payment of debt issuance costs	(133,400)	-
Proceeds from issuance of notes payable and warrants, related parties	-	365,773
Proceeds from sale of common stock	1,250,000	150,500
Payment of equity issuance costs	(120,242)	-
Advances from related parties	-	67,120
Principal payments on notes payable to related parties	-	(255,000)
Principal payments on notes payable	(60,875)	(47,816)
Net cash flows from financing activities	2,585,483	2,320,577

Effect of Foreign Currencies	102,739	-

Net Change in Cash	(115,061)	749,692
Cash, Beginning of the Period	349,873	159,296
Cash, End of the Period	$234,812	$908,988

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of convertible debt and accrued interest	$21,222	$-
Issuance of common stock in settlement of contingent liability	$59,681	$-
Reclassification of derivative liabilities upon conversion of convertible debt into common stock	$692,850	-
Issuance of common stock for debt issuance costs	$169,125	$-
Issuance of warrants for inventory	$79,081	$-
Issuance common stock with convertible debt	$54,470	$-
Reclassification of inventory to net investment in direct financing lease	$747,944	$-
Acquisition of FIN Holdings (2016) and Multi Pay (2015), respectively:
Issuance of common stock as consideration	$9,000,000	$610,151
Assumed liabilities	914,218	732,209
Inventory	(112,408)	-
Accounts receivable	(311,867)	(230,151)
Property and equipment	(100,339)	(20,000)
Intangible assets	(8,970,562)	(1,054,333)
Cash acquired	$419,042	$37,876

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, and include all adjustments (consisting only of normal recurring accruals) which it considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for future periods or the full year.

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

	For the nine-months ended September 30, 2016
			Per-Share
	Income	Shares	Amount
Basic EPS
Income available to stockholders	$2,526,783	212,790,554	$.01

Effect of Dilutive Securities
Stock Options	-	17,037,007
Warrants	-	21,350,729
Convertible Debt	(15,333,674)	38,680,621

Diluted EPS
Income available to stockholders plus assumed conversions	$(12,806,891)	289,858,911	$(0.04)

Going concern

As of September 30, 2016, the Company has a working capital and accumulated deficit of approximately $14.4 million, and $36.5 million, respectively. For the nine months ended September 30, 2016 the Company earned revenue of approximately $1.4 million and incurred a loss from operations of approximately $10.4 million.

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

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at September 30, 2016 consist solely of cards inventory as the kiosks were deployed in the second quarter of 2016 subject to a direct financing lease.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three and nine months ending September 30, 2016, there is no provision for income tax as the Company had a tax loss for United States and foreign activities and the Company’s net deferred tax assets which consist primarily of net operating loss carryforwards have a full valuation allowance. The Company’s gain on derivative liability during the three and nine months ended September 30, 2016 and 2015, is not taxable.

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership.

Leases that transfer to the lessee substantially all of the risks and rewards incidental to ownership of the asset are classified as direct finance leases.

Revenue Recognition

The Company recognizes revenue when products are shipped or services have been performed. Revenue related to direct financing leases is recognized over the term of the lease using the effective interest method.

NOTE 2 – FIN HOLDINGS ACQUISITION

On February 8, 2016, the Company entered into a Share Exchange Agreement with Fin Holdings, Inc., a Florida corporation ("FIN"), and all of the FIN shareholders (the "FIN Shareholders"), pursuant to which the Company acquired 100% of the issued and outstanding shares of FIN (the "FIN Shares") and FIN's two wholly-owned subsidiaries, ID Solutions, Inc. and Cards Plus Pty Ltd. (collectively, the "Subsidiaries"), from the FIN Shareholders. One of the FIN shareholders was the Company’s Chief Operating Officer and owned approximately 1.7% of the Company’s outstanding common stock at the acquisition date. In consideration for the FIN Shares, the Company issued and sold to the FIN Shareholders an aggregate of 22,500,000 shares of common stock of the Company (the "Purchase Shares") at a per share price of $0.40 which is equivalent to $9,000,000. The closing occurred on February 8, 2016.

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

The condensed consolidated financial statements for the nine months ended September 30, 2016 include FIN’s results for the period from the date of acquisition to September 30, 2016. FIN Holdings Revenue and operating income in the consolidated results of operations for the nine months ended September 30, 2016, was approximately $1,118,000 and $264,000 respectively.

The following unaudited proforma financial information gives effect to the Company’s acquisition of FIN as if the acquisition had occurred on January 1, 2015 and had been included in the Company’s consolidated statement of operations for the nine months ended September 30, 2016 and September June 30, 2016.

	Nine months ended September 30
	2016	2015
Proforma net revenues	$1,528,498	$1,577,701
Proforma net income (loss)	$2,519,242	$(32,385,487)

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay in April 2015 and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2016:

	Customer Relationships	Intellectual Property	Non- Compete
Useful Lives	10 Years	7 Years	5 Years	Total
Carrying Value at December 31, 2015	$-	$1,423,537	$12,997	$1,436,534
Additions	1,587,159	826,983	-	2,414,142
Amortization	(101,314)	(238,633)	(2,112)	(342,059)
Carrying Value at September 30, 2016	$1,485,845	$2,011,887	$10,885	$3,508,617

The following is a summary of intangible assets as of September 30, 2016:

	Customer Relationships	Intellectual Property	Non- Compete	Total
Cost	$1,587,159	$2,457,581	$14,088	$4,058,828
Accumulated amortization	(101,314)	(445,694)	(3,203)	(550,211)
Carrying Value at September 30, 2016	$1,485,845	$2,011,887	$10,885	$3,508,617

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
2016	$124,355
2017	497,421
2018	497,421
2019	497,421
2020	491,824
2021	489,963
Thereafter	910,212
$3,508,617

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015
Computers and equipment	$101,378	$88,047
Furniture and fixtures	179,485	69,168
	280,863	157,215
Less Accumulated depreciation	165,614	119,440
Property and equipment, net	$115,249	$37,775

Depreciation expense totaled $46,174 and $12,505 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015
Trade payables	$359,358	$301,455
Accrued interest	462,152	96,579
Accrued payroll and related	292,939	204,125
Other accrued expenses	114,354	115,341
Total	$1,228,803	$717,500

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of September 30, 2016 and December 31, 2015:

	2016	2015
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. At September 30, 2016, the remaining outstanding note carried an outstanding balance of approximately $62,794. Payments of $6,300 including principal and interest are due monthly. The Notes accrue interest at an annual rate of 15.47%. Total outstanding principal and interest is due on September 16, 2017.	$62,794	$96,669

The below Notes Payable were not initially convertible; except the accrued interest portion which was convertible into common stock of the Company. All principal and interest are due at maturity. Further, in January 2017, the below notes, which were being renegotiated, respective outstanding principal and related accrued interest were converted into common stock of the Company (see note 13).

In August 2015, the Company issued a 12% note in the amount of $27,000. The note is secured by the assets of the Company, matured in August 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this notes, the Company also issued warrants for the purchase of 180,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $148,160, which are presented as a discount against the note and amortized into interest expense over the term of the note. The entire principle balance of the note was repaid in September 2016.	-	27,000

In September 2015, the Company issued 12% note in the amount of $973,000. The notes are secured by the assets of the Company, matured in September 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which are presented as a discount against the notes and amortized into interest expense over the terms of the notes.	973,000	973,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes are secured by the assets of the Company, matured in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which are presented as a discount against the note and amortized into interest expense over the terms of the notes.	225,000	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note is secured by the assets of the Company, matured in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	25,000	25,000

In December 2015, the Company issued 12% notes in the amount of $850,000. The notes are secured by the assets of the Company and matured in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price on the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	850,000	850,000

(Continued on next page)

(Continued)	2016	2015
In January 2016, the Company issued a 12% note in the amount of $100,000. The note is secured by the assets of the Company, matured in January 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8	100,000	-

Total Principal Outstanding	$2,235,794	$2,196,669
Unamortized Deferred Debt Discounts	(148,501)	(1,193,947)
Unamortized Deferred Debt Issuance Costs	(104,078)	(368,653)
Convertible Notes, Net	$1,983,215	$634,069

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended September 30, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$2,196,669	$(368,653)	$(1,193,947)	$634,069
New issuances	100,000	-	(66,830)	33,170
Payments	(60,875)	-	-	(60,875)
Amortization	-	264,575	1,112,276	1,376,851
Balance at September 30, 2016	$2,235,794	$(104,078)	$(148,501)	$1,983,215

NOTE 7 - CONVERTIBLE NOTES PAYABLE, NET

Convertible notes consisted of the following as of September 30, 2016 and December 31, 2015:

	2016	2015
In January 2017, the below notes, which were being renegotiated, and related accrued interest were converted into common stock of the Company (see note 13). All principal and interest are due at maturity.

In June 2015, the Company issued 10% convertible notes in the aggregate principal amount of $700,000. The notes are secured by the assets of the Company, matured in June 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $124,000, which are presented as a discount against the note and amortized into interest expense over the term of the note. During the nine months ended September 30, 2016, one note holder elected to convert principal and accrued interest totaling $21,222 into 704,074 shares of common stock.	$680,000	$700,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject for adjustment to anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note.	166,000	166,000

 (Continued on next page)

(Continued)	2016	2015
In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, originally maturing in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share.	172,095	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The notes are secured by the assets of the Company, mature in October 2016, and are convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued 1,033,337 shares of common stock and warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8. The portion of the remaining proceeds attributable to the notes and common stock were allocated to the instruments based on their relative fair values. See Notes 8 and 10. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the note. In August 2016, the Company entered into an agreement with the April 2016 Accredited Investors to reduce the exercise price on the embedded conversion feature and the warrants to $.10 and to increase the number of warrants to 15,500,000. The August 2016 change in the terms of these convertible notes has been determined to be a loan extinguishment in accordance with ASC 470, Debt. The reported amounts under a loan extinguishment are not significantly different than that of the Company’s reported amounts. See notes 8 and 10.	1,550,000	-

Total Principal Outstanding	$2,568,095	$1,038,095
Unamortized Discounts – Deferred Debt Discounts	(139,912)	(583,049)
Unamortized Deferred – Debt issuance costs	(88,808)	(71,700)
Convertible Notes, Net	$2,339,375	$383,346

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended September 30, 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$1,038,095	$(71,700)	$(583,049)	$383,346
New issuances	1,550,000	(226,400)	(636,373)	687,227
Conversions	(20,000)	-	-	(20,000)
Amortization	-	209,292	1,079,510	1,288,802
Balance at September 30, 2016	$2,568,095	$(88,808)	$(139,912)	$2,339,375

NOTE 8 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain conversion features and warrants are derivative liabilities.

The fair values of the embedded conversion features and the warrants are estimated and recorded as derivative liabilities on the date of issuance, offset by a discount on the related convertible note payable up to the face amount of the note, with any excess fair value recorded as derivative expense on the date of issuance. The Company’s convertible debt is convertible into common stock at conversion rates that vary based on the trading prices of the Company’s common stock. Accordingly, the conversion feature is required to be presented at fair value on the dates of issuance, settlement, and at each reporting date. The Company also has warrants to purchase common stock outstanding that provide for adjustments to the exercise prices upon the future dilutive issuances. The Company utilizes Monte Carlo simulations and stochastic forecasting to estimate the fair value of the warrants and conversion options. The ranges of assumptions utilized in estimating the fair value of the warrants and conversion options during the nine months ended September 30, 2016, are as follows:

Expected Volatility	70% to 87%
Expected Term	0.5 to 5.0 Years
Risk Free Rate	0.20% to 1.14%
Dividend Rate	0.00%
Triggering Capital Raise Probabilities	50% - 75%

A summary of derivative activity for the nine months ended September 30, 2016 is as follows:

Balance at December 31, 2015	$25,445,645
New issuances	648,836
Conversions feature reclassified to equity upon conversion of related notes payable	(692,850)
Change in fair value	(16,082,616)
Balance at September 30, 2016	$9,319,015

NOTE 9 – RELATED PARTY TRANSACTIONS

Acquisition of FIN:

As discussed in Note 2, the Company acquired all of the issued and outstanding shares of FIN in February 2016. The Company’s Chief Operating Officer and then 1.7% shareholder in the Company was also a significant shareholder in FIN at the time of the acquisition.

Convertible Notes Payable

As of September 30, 2016, the Company has outstanding convertible notes payable to certain members of the Company’s Board of Directors. Total amount due to the related parties amounted to $150,000 at September 30, 2016. See Note 7.

Other

In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee of $224,000 and issued Network 1 3,430,000 shares of common stock of the Company in accordance with its agreement during the nine months ended September 30, 2016. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. The agreement calls for Network 1 to receive a 16% commission, in cash and stock, of the total amount of proceeds from any financing it secures for the Company (8% in cash and 8% in stock).

NOTE 10 – STOCKHOLDER’S DEFICIT

Common Stock

During the nine months ended September 30, 2016, the Company issued 704,074 shares of common stock upon the conversion of principal and interest on convertible debt totaling $21,222.

During the nine months ended September 30, 2016, the Company issued 94,068 shares of common stock as consideration for information technology services. The fair value of the shares, totaling $15,227, was estimated based on the publicly quoted trading price and recorded as expense.

During the nine months ended September 30, 2016, the Company issued 675,000 shares of common stock as consideration for services related to its acquisition of FIN Holdings. The fair value of the shares, totaling $270,000, was estimated based on the publicly quoted trading price and recorded as expense.

During the nine months ended September 30, 2016, the Company issued 260,537 shares of common stock in partial settlement of a contingent liability of $59,681 related to its acquisition of MultiPay. See Note 12.

During the nine months ended September 30, 2016, the Company issued 1,430,000 shares of common stock as consideration for debt issuance costs. The fair value of the shares, totaling $169,125, was estimated based on publicly quoted trading prices and recorded as debt issuance costs to be amortized into interest expense over the terms of the respective debt agreements.

During the nine months ended September 30, 2016, the Company issued 1,033,337 shares of common stock in connection with the April 2016 convertible notes (See Note 7) of which $54,470 of the proceeds from the issuance of convertible notes was attributed to the common stock based on their relative fair value to that of the note and recorded as a debt discount to be amortized into interest expense over the terms of the respective debt agreements.

During the nine months ended September 30, 2016, the Company issued 22,500,000 shares of common stock as consideration for the acquisition of FIN Holdings. See Note 2.

On August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the "August 2016 Accredited Investors") pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company's common stock (the "2016 Subscription Shares") for an aggregate purchase price of $1,250,000. In order to reduce the dilution to the other shareholders as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. As of September 30, 2016, only 3,345,616 had been returned. The majority of the remaining 6,654,384 were returned and cancelled in the first quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $100,000 and issued 2,000,000 shares of common stock of the Company.

Warrants

During the nine months ended September 30, 2016, in connection with the issuance of debt and the purchase of inventory, the Company issued warrants to acquire 15,966,953 shares of common stock over five-year terms. Warrants to acquire 208,332, 258,621 and 1,550,000 shares of common stock are exercisable for an exercise price of $0.48 per share, $0.58 per share and $0.10 (previously $0.25) per share, respectively. On August 10, 2016, the Company and the April 2016 Accredited Investors entered into a letter agreement whereby the conversion price of the secured convertible debentures was reduced to $0.10 in consideration of the modification of the price protection features. Furthermore, the exercise price of the common stock purchase warrants was reduced to $0.10 per share and the number of shares issuable upon exercise of the common stock purchase warrants was increased from 6,200,000 to 15,500,000.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2015	35,171,744	$0.10	3.83 Years
Granted	15,966,953	$0.11	4.55 Years
Outstanding at September 30, 2016	51,138,697	$0.11	4.05 Years

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

On August 10, 2016, the Company entered into an amended agreement (the "Amendment") with Parity Labs, LLC ("Parity") to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the "Parity Option") to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 options immediately and then in 12 equal tranches of 833,333 options per month commencing on September 1, 2016. Parity options vested in entirety upon Mr. Beck becoming Chief Executive Officer of Ipsidy, Inc. in January 2017. Mr. Beck is the manager of Parity.

The Company determined the grant date fair value of the options granted during the nine months ended September 30, 2016 using the Black Scholes Method and the following assumptions:

Expected Volatility – 79% to 93%

Expected Term – 2.5 – 5.9 Years

Risk Free Rate – 1.16% - 1.49%

Dividend Rate – 0.00%

Activity related to stock options for the nine months ended September 30, 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	47,800,000	$0.32	3.99	$924,650
Granted	40,000,000	$0.09	9.89	$3,725,000
Outstanding as of September 30, 2016	87,800,000	$0.21	9.40	$4,649,650
Exercisable as of September 30, 2016	51,258,333	$0.30	9.19	$1,570,658

The following table summarizes stock option information as of September 30, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	9.0 Years	1,750,000
$0.05	37,000,000	9.93 Yeas	10,833,333
$0.10	8,500,000	8.98 Years	4,500,000
$0.15	6,300,000	9.0 Years	2,825,000
$0.25	500,000	9.51 Years	100,000
$0.40	1,000,000	9.42 Years	1,000,000
$0.45	31,000,000	9.01Years	30,250,000
Total	87,800,000	9.19 Years	51,258,333

As highlighted on the previous page, the term of all options was extended for all previous awards to ten years from the original grant date and therefore the remaining contractual term in the table above is now 9.19 years. The incremental cost associated with the term extension was approximately $402,000.

During the nine months ended September 30, 2016, the Company recognized approximately $6,806,000 of stock-based compensation expense. As of September 30, 2016, there was approximately $3,111,000 of unrecognized compensation costs related to stock options outstanding which will be expensed through 2019.

NOTES 11 – direct financing lease

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term began in May 2016 when the kiosks were installed and operational. The term of the rental contract is ten years at an approximate monthly rate of $11,900. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the economic life of the kiosks. The kiosks were installed and operational in the second quarter of 2016; which is when the lease commenced.

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856, or $142,272 annually, to reduce the receivable and record income associated with the related amount due. The transaction resulted in incremental revenue for the nine months ended September 30, 2016 of $33,050.

The equipment under capital lease is valued at approximately $748,000. The aggregate minimum future lease payments to be received is approximately $1,422,000. Unearned income recorded in connection with this lease is approximately $474,000 and will be recorded over the term of the lease using the effective interest method. Future minimum lease payments to be received under this lease are as follows;

Year Ending December 31,
2016	$30,537
2017	122,145
2018	122,145
2019	122,145
2020	122,145
2021	122,145
Thereafter	529,323
1,170,585
Less Deferred income	(440,486)
Net investment lease	$730,099

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Contingent Purchase Consideration

The Company has recorded a contingent liability of approximately $370,000 related to the acquisition of Multipay because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders. During the nine months ended September 30, 2016, the Company issued 260,537 shares of common stock in settlement of $59,681 of the contingent liability. The remaining balance as of September 30, 2016 was $310,445.

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

On December 30, 2016, ID Global LATAM S.A.S. (“IDG LATAM”), a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the "Contract") with Recaudo Bogota S.A.S. ("RB"), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. Pursuant to the contract IDG LATAM is required to obtain a performance bond from a financial institution in the amount of $6 million dollars.  In addition, IDG LATAM will need to obtain financing for the cost of the equipment to be supplied but has not as of the date hereof entered into a definitive agreement for such financing nor has the required performance bond been obtained. The parties are currently re-negotiating the terms of the Contract including a potential phased delivery and a reduction in the number of kiosks. If the negotiation is formalized in a definitive agreement, this would potentially result in a reduction in the consideration paid over the ten year period of the Contract and reduce the required performance bond.

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

On January 31, 2017, the Company engaged Philip D. Beck as Chief Executive Officer, President and Chairman of the Board of Directors and Stuart P. Stoller as Chief Financial Officer. In addition, Andras Vago, David Jones and Charles Albanese resigned as directors of the Company and Mr. Albanese also resigned as Chief Financial Officer. Thomas Szoke reigned as Chief Executive Officer and was engaged as Chief Technology Officer. Douglas Solomon resigned as Chief Operating Officer and was engaged as Executive Director, Government Relations and Enterprise Security.

In connection with the engagement of Philip D. Beck and Stuart P. Stoller, the Company granted Mr. Beck and Mr. Stoller, stock options to acquire 15 million shares and 5 million shares of common stock of the Company, respectively, at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter into Restricted Stock Purchase Agreements with Mr. Beck and Mr. Stoller to sell 15 million shares and 5 million shares, respectively, of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold.

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

NOTE 14 – RESTATEMENT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

During the preparation of its consolidated financial statements for the year ended December 31, 2015, the Company determined that for the three and nine-months ended September 30, 2015 it had previously (1) used incorrect valuations for the fair value of intangible assets acquired; (2) capitalized internal use software, which should have been expensed in accordance with US GAAP; (3) used incorrect valuations for derivative liabilities; (4) used incorrect valuations for stock options issued for compensation; (5) recorded certain costs related to the issuance of its convertible and other notes payable incorrectly as general and administrative expenses; and (6) classified certain expenses and named certain accounts incorrectly. The Company has adjusted those intangible assets, derivative liabilities and compensation related to stock options using correct valuations. In addition and in accordance with US GAAP, the Company has now capitalized the costs related to the issuance of its convertible and other notes payable as debt issuance costs as a reduction of the debt principal and expensed the previously capitalized internal use software costs. The following summarizes the adjustments made to the Company’s previously reported amounts for the three and nine months ended September 30, 2015.

Condensed Consolidated Statements of Operations:

	Three Months Ended September 30, 2015
	As Reported	Reclassifications	As Reclassified	Adjustments		As Restated
Revenue	$75,312	$-	$75,312	$-		$75,312
Operating Expenses:
Depreciation and amortization	10,135	-	10,135	32,549	(1)	42,684
Research and development	-	-	-	-		-
General and administrative	840,199	4,849,740	5,689,939	(1,957,052	)(4)(5)	3,732,887
Total operating expenses	850,334	4,849,740	5,700,074	(1,924,503)		3,775,571
Loss from operations	(775,022)	(4,849,740)	(5,624,762)	1,924,503		(3,700,259)
Derivative expense	(20,478,790)	-	(20,478,790)	(3,767,837	)(3)	(24,246,627)
Stock compensation expense	(4,849,740)	4,849,740	-	-		-
Financing Costs of debentures	(1,357,917)	-	(1,357,917)	1,357,917		-
Amortizaton of debt discounts	(358,705)	358,705	-	-		-
Interest expense	(98,166)	(358,705)	(456,871)	(11,919	)(3)	(468,790)
Other income	9,315	-	9,315	-		9,315
Net loss	$(27,909,025)	$-	$(27,909,025)	$(497,336)		$(28,406,361)
Net loss per share: Basic and Diluted	$(0.16)	$-	$(0.16)	$(0.00)		$(0.17)

	Nine Months Ended September 30, 2015
	As Reported	Reclassifications	As Reclassified	Adjustments		As Reclassified
Revenue	$86,358	$-	$86,358	$-		$86,358
Operating Expenses:
Depreciation and amortization	34,312	-	34,312	65,098	(1)	99,410
Research and development	24,853	-	24,853	200,000	(2)	224,853
General and administrative	1,817,906	4,849,740	6,667,646	(2,003,395	)(4)(5)	4,664,251
Total operating expenses	1,877,071	4,849,740	6,726,811	(1,738,297)		4,988,514
Loss from operations	(1,790,713)	(4,849,740)	(6,640,453)	1,738,297		(4,902,156)
Derivative expense	(20,979,041)	-	(20,979,041)	(6,132,939	)(3)	(27,111,980)
Stock compensation expense	(4,849,740)	4,849,740	-	-		-
Financing Costs	(4,538,040)	-	(4,538,040)	4,538,040		-
Amortizaton of debt discounts	(421,524)	421,524	-	-		-
Interest expense	(112,304)	(421,524)	(533,828)	28,667	(3)	(505,161)
Other income	9,315	-	9,315	-		9,315
Net loss	$(32,682,047)	$-	$(32,682,047)	$172,065		$(32,509,982)
Net loss per share: Basic and Diluted	$(0.20)	$-	$(0.20)	$0.00		$(0.20)

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

(2) Intangible Assets—Capitalized Software. The Company determined that previously capitalized software should have been expensed in accordance with US GAAP. Accordingly, a reduction of $200,000 to Intangible Assets and an increase to Research and Development Expenses is made as of and for the six months ended September 30, 2015.

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

(4) Stock-Based Compensation. The adjusted fair value of the Company’s stock-based compensation resulted in an increase to general and administrative expenses of $1,730,352 and $1,716,695 for the three and nine months ended September 30, 2015, respectively.

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

Going concern

As of September 30, 2016, the Company has a working capital deficit and stockholders’ deficit of approximately $14.4 million and $3.2 million, respectively. The working capital deficit includes the convertible debt and notes payable, net as well as the derivative liability of approximately $13.6 million. For the nine months ended September 30, 2016 the Company earned revenue of approximately $1.4 million and incurred a loss from operations of approximately $10.4 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2015 and 2014 contained an explanatory paragraph regarding uncertainty in our ability to continue as a going concern based upon our net losses.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year form the issuance of the condensed consolidated financials statements. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows none of which can be assured.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Three and Nine Month Periods Ended September 30, 2016 and September 30, 2015

Revenues, net

During the three and nine months ended September 30, 2016, the Company had approximately $596,000 and $1,407,000, respectively, of revenue which includes Cards Plus and ID Solutions (newly acquired businesses in 2016) (see Note 2) and the acquisition of Multipay in 2015. The Company had revenue of $75,000 and $86,000, respectively, for the three and nine months ended September 30, 2015.

The company began leasing kiosks in the second quarter of 2016 and recorded lease income of approximately $20,000 and $33,000 in the three and nine months ended September 30, 2016

Cost of sales

During the three and nine months ended September 30, 2016, cost of sales were higher than the cost of sales in the three month and nine months ended September 30, 2015 due to the incremental revenue. The revenue increases were principally related to the acquisition of Multipay in 2015 and FIN in 2016.

Operating Expenses

During the three month period ended September 30, 2016 compared to the similar period ended September 30, 2015, general and administrative expense decreased by approximately $1.6 million and in the nine month period, increased by $6.0 million dollars. Both variances are due to the level of stock compensation expense recorded in the respective periods. For the nine month period ended September 30, 2016 compared to the prior year, there was higher staff compensation expense as staff was added to support the current and future operations, and certain executives did not draw a salary for a portion of the three and nine months ended September 30, 2015.

During the quarter and nine months ended September 30, 2016, the Company recorded approximately $.7 million and $6.8 million for stock option compensation expense. The first set of stock options were granted for options granted in the second quarter of 2015. There was $3.1 million of stock compensation expense recorded in the third quarter and nine months ended in 2015.

Depreciation and amortization expense increased in the quarter and nine months ended September 30, 2016 compared to similar periods in September 30, 2015 as a result of the acquisitions of FIN and Multipay.

During the nine months ended September 30, 2016, the Company work-off an asset for product testing that was no longer viable. The asset cost approximately $226,000

Other Income (Expense)

Derivative Liability

The Company recorded an expense of approximately $24.3 million and $27.1 million for three and nine months ended September 30, 2015 for the derivative liability associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of these provisions in 2016, the Company experienced a decrease in the nine months ended September 30, 2016. The decline in the derivative liability is primarily associated with the lower stock price in the nine month ended September 30, 2016.

Interest expense

Interest expense increased in the quarter ended and nine months ended September 30, 2016 compared to the quarter and nine months ended September 30, 2016 due to higher levels of debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2016, the Company had approximately $1.2 million and $15.7 million of current assets and current liabilities. Cumulative to date the Company has an accumulated deficit of approximately $36.6 million.

Cash used in operating activities was approximately $3.1 million and $1.5 million during the nine months ended September 30, 2016 and September 30, 2015.

The Company raised $2,900,000 of additional financing before cost of issuance in the first nine months of 2016 and issued common stock to conserve cash to fund operations.

As of September 30, 2016 and the date of this report, we expect our current cash position will not be sufficient to support ongoing expenditures related to developing the technology and services we will offer. The success of our business plan is contingent upon us obtaining additional financing.

We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. Our current set of investors and interested parties have provided ongoing financing to support the business. See subsequent events in the condensed consolidated financial statements

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time other than the amounts detailed in the subsequent events in our September 30, 2016 condensed consolidated financial statements. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our ability to execute our business plan

Subsequent events

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

Additionally, January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 into the Company in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%.

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

The combination of the above events effectively refinanced the Company’s financial position in the first quarter of 2017 and provided near-term financing requirements. The Company anticipates additional financing will be required beyond the current actions and the amounts will be dependent on current operations and investments the Company may pursue.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the "August 2016 Accredited Investors") pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $1,250,000. In order to reduce the dilution as a result of this private offering, certain shareholders of the Company including Thomas Szoke (CEO and a director), David Jones (director) and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $100,000 and issued Network 2,000,000 shares of common stock of the Company.

On December 1, 2016 through December 27, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the "December 2016 Accredited Investors") pursuant to which the December 2016 Accredited Investors invested an aggregate of $1,275,000 (the "Offering") into the Company in consideration of Promissory Notes (the "Notes") and an aggregate of 1,912,500 shares of common stock. The Notes are payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The Notes may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. Any payment made to the December 2016 Accredited Investors which is not a full payment of all principal and interest on all of the Notes will be made pro rata to the 2016 Accredited Investors based on the respective principal amounts of the Notes.

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

Dated: April 27, 2017

