Form 10-K
period 2016-12-31
Ipsidy Inc.
filed 2017-07-12
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: 407-951-8640

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes  ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒    No

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $8,666,025, which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.15.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of May 31, 2017, was 343,809,534.

Documents incorporated by reference:	None

TABLE OF CONTENTS

GENERAL INFORMATION

PART I

FORWARD-LOOKING STATEMENTS

Certain statements discussed in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 7A (Quantitative and Qualitative Disclosures About Market Risk) and elsewhere in this Annual Report on Form 10-K as well as in other materials and oral statements that the Company releases from time to time to the public constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concerning management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters involve significant known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements discussed or implied by such forward-looking statements. Such risks, uncertainties and other important factors are discussed in Item 1A (Risk Factors) and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, these statements constitute the Company’s cautionary statements under the Private Securities Litigation Reform Act of 1995. It should be understood that it is not possible to predict or identify all such factors. Consequently, the following should not be considered to be a complete discussion of all potential risks or uncertainties. The words “anticipate,” “estimate,” “expect,” “project,” “intend,” “believe,” “plan,” “target,” “forecast” and similar expressions are intended to identify forward-looking statements. Forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. It is advisable, however, to consult any further disclosures the Company makes on related subjects in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective October 1, 2019.

PART I

Item 1. Business

Overview

Ipsidy Inc. (formerly known as ID Global Solutions Corporation) together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision is to enable solutions that provide pre-transaction verification of identity as well as embed identity verification within every electronic transaction message processed through our platform, or other electronic systems.

We are building upon our existing capabilities in biometric identification and multi-factor identity management solutions to develop an identity transaction platform for our business customers. The platform is being designed to enable the end users of our business customers to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The existing system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly verified. We are therefore developing solutions intended to provide our customers with the next level of transaction security, control and certainty. Our platform is being developed to use biometric and multi-factor identity management solutions, which are intended to support a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data or the execution of documents), but also access control to physical environments (for example border crossings and secure areas at offices, data centres and other sensitive locations) and digital environments (e.g. accessing account information, voting systems, email systems and controlling data network log-ins).

In addition, we believe that with the massive increase in transactions originated by devices as a result of the growth of the Internet of Things (IOT) that businesses and consumers alike will ultimately need more control over these device-originated electronic transactions, which we intend to support with our platform.

The Company’s products currently focus on the broad requirement for identity, access and transaction verification and associated identity management needs and the requirement for cost-effective and secure mobile electronic payment solutions for institutions and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business operations in order to facilitate their use and enhance the end user customer experience.

Our digital mobile wallet application, or electronic account holder is currently in development. This electronic account holder will be used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is our closed-loop payment account, digital issuance platform, currently in user acceptance testing, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments. Once it is implemented, consumers accessing this system, using their mobile phones, electronic devices, or smart card payment tokens will be able to participate in the digital economy thereby facilitating financial inclusion for the un-banked and under banked population around the globe. Another example is for consumers and employees to use their mobile application to verify identity, in order to access secure digital, or physical environments.

Management believes that some of the advantages of the Company’s platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity management and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to border security, public safety, public transportation, enterprise security, payment transactions and banking. The Company’s recent launch of unattended kiosks supporting the loading of value for electronic ticketing for public transportation in Colombia, is a further example of the innovative solutions that the Company can offer. The Company believes that the various technologies that the Company is developing and has acquired can be combined into a unified offering. At its core, this offering is intended to facilitate the processing of diverse electronic transactions, be they payments, votes, or physical or digital access, all of which can include identity management, verification and identity transaction recording.

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. However, we are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals. In order to achieve this integration and development, the Company will need to raise additional capital.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTC Markets under the trading symbol “IDGS”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (407) 951-8640. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K

Global Market Opportunity

We believe that there are several market trends that drive growth in the identity management and electronic transaction processing marketplace, including growing concerns over identity theft and fraud and the increase in electronic payments, in particular solutions provided by non-bank entities. Moreover the individual’s increasing reliance on devices of their choosing most often a mobile phone, or portable computing device poses challenges for both software and hardware providers to incorporate these technologies into their offerings.

While an increasingly digital world drives convenience, it also drives an increasing risk of compromised passwords, security breaches and stolen identities.  With every online purchase, e-bill payment and download of new travel, dining and gaming ‘apps’ to a mobile smartphone, consumers’ digital identity expands.  In 2014, the US e-commerce marketplace suffered over $4 billion in fraud affecting card-not-present payment transactions and this figure is projected to more than double by 2020. (Source: The Nilson Report).  To combat fraud and to better confirm customers’ identities, we see an increasing deployment of biometric solutions in the marketplace. In their 2015 report, Goode Intelligence forecast that by 2020 over 1.1 billion financial services customers will be using mobile biometrics to access and secure their accounts, and more than 16 billion mobile biometric payment transactions will be made.

IHS Markit, forecasts in their report on Internet of Things, or IOT that the number of devices connected to the IOT, will increase from an installed base of 15.4 billion devices in 2015 to 30.7 billion devices in 2020 and 70.4 billion devices in 2025 (Source IHS Markit “IoT Platforms: Enabling the Internet of Things” March 2016). According to the report, one of the major challenges facing the growth of IOT is data security and privacy and IOT platform solutions will need to have authentication identity management and other security, as a key component of the platform.

The Company intends to develop products which will provide identification verification in the processing of automated electronic transactions from Internet connected devices, in order to ensure that the owner of the device has certainty as to the recipient of the data and the transaction. In addition, the owner will be able to control the transaction and approve, or decline the completion of the requested event.

Despite heightened awareness of digital security resulting from the recent FBI and Apple iPhone legal battle, access to digital services and thus our identities is still secured in the majority of cases only through a simple username and password, although more services are introducing two factor authentication.  In the United States, the most common and powerful “password” to confirm identity is still the social security number, which recent hacks of Government databases have shown is very vulnerable to being stolen.  Governments, institutions and enterprises have therefore become concerned to find more secure ways to verify identity and manage the identities of the persons with whom they need to interact, be they employees, customers, authorized users or citizens.

Businesses spend significant capital on acquiring and deploying dedicated equipment to fulfill a variety of their business requirements. The ubiquitous availability and use of mobile devices, which consumers have become accustomed to using for a wide variety of functions, creates the opportunity to dispense with dedicated equipment in favor of an easily downloadable “app” for a mobile device. We intend to develop solutions for our business customers in order to take advantage of this global trend. For example, the replacement of traditional point of sale payment card terminals with payment by means of the customer’s mobile device. Another example would be access to a locked door by identification to the user’s phone, or access to e-mail multi-factor authentication to the user’s phone instead of a hardware token.

Electronic payments of all forms have continued to grow at a healthy rate. According to the World Payments Report 2016, published by Capgemini and BNP Paribas, global non-cash transaction volumes increased by 7.8% in 2013, while in Latin America the increase was 8.7% and in Central Europe, Middle East and Africa the rate was 10.6%. More significantly, the report highlighted the importance of what it describes as the “hidden payments” market, namely payments undertaken by means of closed loop cards and mobile apps, digital wallets offered by non-banks, mobile money offered by non-banks and virtual currencies. The authors estimate that these payment methods represented anywhere up to 10.5% of the electronic payments market in 2013 and they expect this sector to grow.

The key drivers for these alternative payment methods are consumer demands for convenient and faster payment transactions. The gaps in the existing value propositions offered by the banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks’ traditional payment services.  In a growing electronic payments market, these alternative payment methods are therefore perceived by the industry as an important route for both innovation and financial inclusion.

Our Solutions and Products

The Company is building a platform with internally developed software as well as acquired and licensed technology, which is intended to provide solutions for the following services: (1) multi-modal biometric matching (e.g. for finger prints, or facial recognition); (2) multi-factor out of band verification and transaction authentication, and (3) electronic payment transactions.

The Company has the following product lines (which are in various stages of development as discussed below), that are also intended to be an integral part of our future platform capabilities:

Identity Management

•	Multi-modal, biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms (includes IDSearchTM product, which was successfully used for public elections in Africa, as well as for a governmental application in the United States, working with Accenture Federal).

•	Out-of-band, multi-factor authentication platform, which is designed to provide the private and public sector a secure, convenient application for universal identity verification and transaction authentication during electronic transactions (IDComplete® and IDLokTM) The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity verification.

•	Secure plastic identity credentials and loyalty card products (CardPlus products being sold in Africa).

Payment Processing

•	Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations (TranxaTM). The gateway functionality includes support for EMV (global standard for credit and debit cards based on chip card technology) credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top-up services for cellular operators. In addition, Tranxa can electronically transfer funds between locations of licensed network operators. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72. The platform also supports what is referred to in Colombia as “correspondent banking”, meaning the provision of cash deposit taking, bill payments and certain other services by remote non-bank locations, thereby extending financial inclusion to more remote and low-income areas.

•	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems. (Launched in April 2016 for the City of Bogota Transit Authority)

Identity Management & Payment Processing

•	The Ipsidy transaction platform, has been developed to support, amongst other things, the issuance and management of closed loop accounts, an integrated mobile wallet application and consumer loyalty program, a tokenization application with HCE (software architecture that provides exact virtual representation of various electronic identity cards) and an open and closed loop merchant acquiring capability, integrated to our payment gateway and mobile point-of-sale, or MPos application. The platform is intended to be integrated with the Company’s identity management solutions and to be the front- end portal to the Company’s legacy solutions. The platform is multi-lingual and capable of being white labelled for our customers. This is intended to offer a secure and inexpensive solution for conducting electronic transactions, including identity transactions, merchant and peer-to-to peer payments. (Platform is currently in user acceptance testing)

Growth Strategy

With the acquisitions of MultiPay (2015) and FIN (2016), the Company has acquired not only innovative technology, but existing products, revenues and a customer base upon which the Company can build. We seek to extend our position and execute our business plan by continuing to penetrate our existing markets and expand into new geographies and market segments. Our goal is to continue to deliver innovative security and payment services to our customers that help them achieve their operational or business goals. The execution of our strategy is subject to our obtaining sufficient additional working capital to finance the various initiatives discussed, whether through investment or otherwise. The key components of our strategy are discussed below.

Focus on existing customer base

To ensure its current products and solutions are properly positioned in the market, the Company has established dedicated sales and marketing teams in the United States, Colombia and South Africa. These teams are focused on supporting the already existing indirect distribution channels in their respective regions.

Cross sell to existing customers

The Company is examining opportunities to offer its new platform capabilities and solutions to existing customers. For example, we believe that the opportunity exists to offer the closed loop payment solution to passengers using our transit kiosk services, who could utilize their electronic transit cards for purchases and bill payments. Tokenization of transactions is also a secure processing methodology that has numerous applications across different customer use cases. The Company believes that by using our core technologies we will be able to create a platform that combines our identity management technology with our payment processing capabilities, and thereby, have a more complete offering for customers that are ultimately using only one of those services.

Add new customers

The Company plans to grow its core business through focused sales and marketing of its current products and solutions, as well as its newly developed platforms and solutions. The sales and marketing teams referenced above are also tasked with developing additional distribution channels and seeking out new customers.

Enter new markets

By virtue of the recent acquisitions the Company has already entered new markets in Colombia and South Africa. The Company believes that the solutions that are currently being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market. There are no current plans to expand into new countries at this time.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. We believe the development of new services and solutions will be an important revenue source in the future, and enable us to continue to differentiate our platform and capabilities. For example, a key offering recently launched is our unattended kiosk solution. Today we offer a low operating cost alternative for transportation providers to accept money and provide electronic ticketing for their services. The Company believes that our out-of-band authentication technology can be combined with unattended kiosks to offer similar low operating cost solutions for account enrollment in a variety of business verticals, without the need for physical presence. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities arising in identity management and access control, coupled with the ubiquitous use of mobile devices. By combining our core technologies we aim to build an identity transaction platform using biometric and multi-factor identity management solutions, which are intended to support a wide variety of electronic transactions.

Select Acquisitions

As we have done in the past, we intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology capabilities and accelerate growth. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

 Strategic Partners and Suppliers

The Company believes that strategic partnerships will be a major component of the Company’s operating strategy and path to success. The Company intends to work with several strategic partners in important areas of its business and operations. Currently, the Company has several strategic partners (noted below) and plans to foster additional such relationships.

In 2014, the Company established a business relationship with a kiosk manufacturer, Slabb Inc., for the production of a Multi-modal Biometric Enrolment and Verification Kiosks as well as for un-attended Transit Ticketing Kiosks. The Company purchased the first final production Multi-Modal Biometric Kiosk from this manufacturer in May 2014 and received delivery of the unit in June 2014. In addition, the Company has purchased un-attended Transit Ticketing kiosks from this manufacturer and 78 kiosks are now in service in Colombia. In February 2017, the Company and Slabb, Inc. entered into an agreement for the production of additional un-attended Transit Ticketing Kiosks and the related maintenance and support services required under the contract for the Bogota Transit Authority.

Sales and Distribution Agreements

The Company has established business relationships with sales agents, distribution partners and others to promote and sell the Company’s products. The Company has sales and distribution agreements with companies in Colombia, South Africa and the United States.

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

Revenue Model

Identity Solutions and Products

The biometric fingerprint solutions are priced based on an annual licensing model which is driven by the number of enrollees in the system. The Company expects to provide its new platform service for identity management transactions based on a subscription model, based on tiered fees per enrolled user, card or device. The Company’s CardPlus plastic and credentials card products will be sold at a per unit price which will vary based on the configuration of the features and functionality of the product.  The biometric fingerprint solutions product has been commercialized and has generated revenue in 2016. CardPlus did not produce revenues until 2016, in conjunction with the FIN acquisition described previously.

Payment Processing Solutions and Products

The electronic payment gateway services are volume priced on a per transaction basis. The pricing for the Company’s new closed loop financial payment platform is expected to be based on a combination of transaction fee and percent of transaction value model. MultiPay currently uses this technology and has generated revenue during 2016 and 2015. The Company also earns leasing income from the rental of unattended kiosks.

Competition

The identification management and payment processing industries are characterized by rapid change and new entrants. The Company will need to consistently develop and improve products in order to remain competitive in the technology industry.

Several competitors exist for the Company’s current and planned products and platform services relating to the identity management and electronic payment transaction markets. The competitive landscape includes several companies that address one or the other area, with some addressing both areas independently.

To further analyze the competitive landscape, the identity management market must be segmented into out-of band authentication and biometric identification & verification solution providers. Major competitors offering solutions in both areas include, Safran Identity & Security, Gemalto, HID Global and SuperCom. Major competitors offering only out-of band authentication, include Twillio/Authy, Google, Datacard, Symantec, Duo, RSA and ID.ME. Companies offering only biometric identification & verification include NEC, Imageware, Aware, Veridium and Daon. There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems, such as SuperCom.

The Ipsidy identity management transaction platform is being developed based on a patent-pending methodology, which integrates digital signature authentication and vetted biometric identity verification delivered through an out-of-band transaction. The Company anticipates that when completed this could provide functionality for users to have real-time control over their electronic transactions through a mobile application, with a detailed audit trail created for each transaction, containing the digitally signed transaction details and biometric identity. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to a many of its competitors and hence differentiate itself in the market. More specifically, the platform is designed to be able to leverage third party biometric identification and verification solutions, thereby creating the opportunity to partner with companies already offering those capabilities.

        The Cards Plus business faces competition both locally in South Africa and internationally. China has become a source of imports of card products at highly competitive pricing and some local suppliers are reliant on Chinese card manufacturers Local competitors include Card Technology Services, Easy Card and Open Gate, Cardz Group and XH Smart Technology (Africa). That said, we believe that we are the only significant manufacturer in South Africa using digital print technology.

The payment processing industry has many competitors who provide gateway services, closed loop end-to-end solutions, payment processing, peer-to-peer payments and bill payments. As these types of services are usually supplied by regional or country specific companies, the following is a breakdown of this competitive landscape, specifically in those countries or regions the Company is actively pursuing business in today. In Colombia, major competitors include PayU, Nequi, Daviplata and QPagos.

 While the Company will take steps to protect and maintain its intellectual property and competitive designs, there is no guarantee that such steps can safeguard against the rapid technological changes and innovation in industries in which we operate.

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

Acquisitions

On April 6, 2015, the Company closed on a Share Purchase Agreement (the “Purchase Agreement”) with all of the shareholders (the “MultiPay Shareholders”) of MultiPay S.A., a Colombian corporation (“MultiPay”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding shares of MultiPay (the “MultiPay Shares”) from the MultiPay Shareholders on a fully diluted basis. In consideration for the MultiPay Shares, the Company agreed to issue and sell to the MultiPay Shareholders an aggregate of 7,600,000 shares of common stock of the Company. The Company issued approximately 6,100,000 shares of common stock to the MultiPay Shareholders upon closing of the transaction. Upon the MultiPay Shareholders paying certain liabilities in the approximate amount of US $370,000, the Company was required to deliver the balance of approximately 1,500,000 shares of common stock to the MultiPay Shareholders. The MultiPay Shareholders paid approximately $60,000 and the Company issued an additional approximately 260,000 shares. The remaining shares were not issued. Multipay, through the use of its own proprietary software platforms is engaged in providing an array of value added payment gateway services as well as complimentary mobile wallet applications and services to various customers in Colombia and Peru. MultiPay was established in December of 2008 and as of May 31, 2017 has 38 full time employees (including related Colombian operations) based in Bogota, Colombia.

On February 8, 2016, the Company closed on the acquisition of FIN Holdings Inc. (“FIN”), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc., a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions utilized by governments in Africa. The purchase price of $9,000,000, was paid through the issuance of 22,500,000 shares of the Company’s common stock to the FIN shareholders. The acquisition enhances the Company’s current Transaction Security and Financial Inclusion platforms with highly accurate, fully integrated biometric fingerprint verification and backend matching capabilities. Recently tested by the U.S. Government National Institute of Standards, ID Solutions’ proprietary fingerprint technology performed in certain cases ahead of other leading fingerprint biometric companies from around the world. This biometric technology has also been successfully utilized by the U.S. government as a back office AFIS (automated fingerprint identification system) solution that is used to ensure the identity of transportation workers throughout the country, as well as in U.S. commercial markets and by other governments worldwide in order to verify identity and secure physical and digital access. With the addition of the CardsPlus portfolio of physical cards and card personalization solutions, the Company can provide government and commercial customers with a complete solution for their identity programs and financial payment systems. As of May 31, 2017, FIN and its subsidiaries had 28 full time employees based in suburb of Johannesburg, South Africa.

 Intellectual Property

The Company licenses certain technology for use in its products and business. The Company has purchased a license of the new payment transaction platform, with the right to acquire the source code.

The Company also holds numerous patents and intellectual property as a result of an assignment of the same to the Company in November 2012 by certain shareholders of the Company.  Each of these individual assignors now beneficially own shares of common stock in the Company (as a result of the IIM Acquisition, since these individuals were formerly shareholders of Innovation in Motion). Additionally, the Company acquired intellectual property in its recent acquisitions as discussed previously and we expect the capitalized intellectual property balance to increase as we invest and develop new product offerings. The Company has $2.4 million of capitalized Intellectual Property, the breakdown of which can be seen in Note 3 to the consolidated financial statements.

The following is a summary of the patents and patent applications as well as the trademarks that the Company has filed throughout the world:

●	HDR PCT Filing#: WO2011/019996A1 (applied in US, Canada, Europe, China, India, Brazil, Russia, Colombia, Mexico, South Africa, and Australia)

●	SRIO PCT Filing#: WO2011/028874A1 (applied in US, Canada, Europe, Japan, China, India, Brazil, Mexico, South Korea, and Australia)

●	HDR Design US Patent#: D649548 (also obtained in Europe, Japan, China, Switzerland, Mexico, Brazil, Singapore, Argentina, Colombia, and Venezuela)

●	SRIO & HDR Trademark filed in United States, Europe, Switzerland, Brazil, Mexico, Colombia, Singapore, and Australia

●	IDCOMPLETE Trademark filed in United States

●	METHOD AND SYSTEM FOR TRANSACTION AUTHORIZATION BASED ON A PARALLEL AUTONOMOUS CHANNEL MULTI-USER, MULTI-FACTOR AUTHENTICATION U.S. Utility Patent (applied in the United States)

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

Due to the security applications and biometric technology associated with the Company’s products and platforms, the activities and operations of the Company are subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of the Company’s activities in payment processing may in due course require government licensing in different jurisdictions and may subject it to additional regulation and oversight.

 Employees and Organization

The Company, as of December 31, 2016, had a total of 72 employees and two consultants that are located in three countries: South Africa, Colombia, and the United States. Beginning in 2017, employees in the U.S. started receiving health benefits on a cost sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company may enhance or offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Subsidiaries

Currently, the Company has three U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., and ID Solutions Inc.. The Company has three subsidiaries in Colombia: MultiPay S.A.S., IDGS LATAM S.A.S., or LATAM, and IDGS S.A.S..The Company has one subsidiary in South Africa: CardsPlus Pty Ltd. The Company is the sole shareholder of all of its subsidiaries but has agreed to issue 1% of LATAM to Slabb, Inc. in early 2017.

Item 1A. Risk Factors

We have a history of losses and we may not be able to achieve profitability going forward.

We have accumulated net losses aggregating approximately $48.9 million as of December 31, 2016 and incurred a loss of approximately $9.8 million for the year ended December 31, 2016. In addition, as of December 31, 2016, we had a working capital net deficiency of approximately $9.6 million of which $8.4 million is related to the derivative liability. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented as our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate which may substantially dilute the existing stockholders or which may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $3.8 million and $2.5 million for the years ended December 31, 2016 and 2015, respectively. We anticipate that we will continue to have negative cash flows from operating activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will, at times, also require working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to deliver innovative security and payment services to our customers will require continued capital investment. Our research and development activities will require continued investment. For example, in order to implement our business through December 31, 2017, we will need to raise approximately $7 to $8 million and in order to fulfill the terms of our contract for the supply of the transit kiosks in Bogota and, we will need to raise an additional $10 to $12 million (subject to its being amended) or a total of $17 to $20 million. The funds will be used to fund our ongoing operations, fulfill our contractual obligations, further enhance our platform and further develop our sales force. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all, particularly given that we do not now have a committed credit facility. If we cannot obtain additional financing when we need it and on terms acceptable to us, our business, prospects, financial condition, operating results and ability to continue as a going concern could be adversely affected. If we are successful in obtaining such additional financing, the existing stockholders could suffer dilution of their stockholdings in the Company as a result of equity and warrants or other instruments convertible into equity that may need to be issued to investors in such financing.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have been an emerging growth company since beginning operations. We have a limited operating history and have generated limited revenue. As we look to further expand our existing products it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

There can be no assurance that we will successfully commercialize our platform offering biometric and multi-factor identity management solutions that are in development or that our existing products will s that are in development or that our existing products will sustain market acceptance.

There is no assurance that we will ever successfully commercialize our platform and related solutions or that we will experience increased market reception. Although our acquisitions have generated revenue, there is no guarantee that we will be able to successfully implement our new products utilizing the acquired technology, products, and customer base. There is no assurance that our existing products or solutions will achieve market acceptance or that our new products or solutions will achieve market acceptance. Further, there can be no guarantee that we will not lose business to our existing or potential new competitors.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of certain members of the current management team and in 2017 we entered into new employment retention agreements with four senior executives, in order to incentivize them and retain their services.  The loss of key management, engineering employees or third party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there may be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

On August 12, 2013, we acquired Innovation in Motion Inc., a Florida corporation in a stock-for-stock transaction. On April 6, 2015, we closed on a Share Purchase Agreement with all of the shareholders of MultiPay S.A., a Colombian corporation, pursuant to which we acquired 100% of the issued and outstanding shares of MultiPay. On February 8, 2016, we closed on the acquisition of FIN Holdings Inc., a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. and Cards Plus Pty Ltd. We may also pursue select acquisitions in the future. The success of our future growth strategy will depend on our ability to integrate our existing operations together with the operations of our acquisitions that we have closed to date as well as any future acquisition of which none are planned at this date. Integrating the operations of our existing operations with our past or future acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our shares may decline as a result. Realizing the benefits of our past or future acquisition will depend in part on the integration of intellectual property, products, operations, personnel and sales force and the completion of assignments of current and past contracts and rights. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. We may not successfully integrate the operations of our existing operations, and may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks, we could face numerous other risks, including, but not limited to, the following:

•	diversion of our management’s attention from normal daily operations of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	increased costs related to acquired operations and continuing support and development of acquired products;

•	our responsibility for the liabilities of the businesses we acquire;

•	changes in how we are required to account for our acquisitions under accounting principles generally accepted in U.S.;

•	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and

•	potential loss of key employees of the companies we acquire.

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

The market for our payment processing and identity management products is characterized by evolving technologies, changing industry standards, changing political and regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

●	we may not be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards;

●	we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or

●	our new products and product features may not adequately meet the requirements of the marketplace and achieve market acceptance.

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

Most contracts with governments or with state or local agencies or municipalities, or Governmental Contracts, are awarded through a competitive bidding process, and some of the business that we expect to seek in the future will likely be subject to a competitive bidding process. Competitive bidding presents a number of risks, including:

●	the frequent need to compete against companies or teams of companies with more financial and marketing resources and more experience than we have in bidding on and performing major contracts;

●	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract we are competing for and which have, as a result, greater domain expertise and established customer relations;

●	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract we are competing for and which have, as a result, greater domain expertise and established customer relations;

●	the substantial cost and managerial time and effort necessary to prepare bids and proposals for contracts that may not be awarded to us;

●	the need to accurately estimate the resources and cost structure that will be required to service any fixed-price contract that we are awarded; and

●	the expense and delay that may arise if our competitors protest or challenge new contract awards made to us pursuant to competitive bidding or subsequent contract modifications, and the risk that any of these protests or challenges could result in the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

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

 In addition, Governmental Contracts subject us to risks associated with public budgetary restrictions and uncertainties, actual contracts that are less than awarded contract amounts, the requirement for posting a performance bond and the related cost and cancellation at any time at the option of the governmental agency. Any failure to comply with the terms of any Governmental Contracts could result in substantial civil and criminal fines and penalties, as well as suspension from future contracts for a significant period of time, any of which could adversely affect our business by requiring us to pay significant fines and penalties or prevent us from earning revenues from Governmental Contracts during the suspension period. Cancellation of any one of our major Governmental Contracts could have a material adverse effect on our financial condition.

 Governments may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Governmental agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we will engage in the government contracting business, we will be subject to additional regulatory and legal compliance requirements, as well as audits, and may be subject to investigation, by governmental entities. Compliance with such additional regulatory requirements are likely to result in additional operational costs in performing such Governmental Contracts which may impact our profitability. Failure to comply with the terms of any Governmental Contract could result in substantial civil and criminal fines and penalties, as well as suspension from future contracts for a significant period of time, any of which could adversely affect our business by requiring us to pay the fines and penalties and prohibiting us from earning revenues from Governmental Contracts during the suspension period.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	increased collection risks;

●	trade restrictions;

●	export duties and tariffs;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles; and

●	difficulties in collecting accounts receivable.

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

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents that we are aware of which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

For us to further penetrate the marketplace, the marketplace must be confident that we provide effective security protection for national and other secured identification documents and cards. Although we are not aware that we have experienced any act of sabotage or unauthorized access by a third party of our software or technology to date, if an actual or perceived breach of security occurs in our internal systems or those of our customers, regardless of whether we caused the breach, it could adversely affect the market’s perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners, thereby causing our revenues to decline. If we or our customers were to experience a breach of our internal systems, our business could be severely harmed by adversely affecting the market’s perception of our products and services.

Interruptions or delays in service from our systems could impair the delivery of our services and harm our business.

We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties, in order to provide services to our customers. Our systems and data centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have security, backup and recovery systems in place, and we are in the process of implementing business continuity plans that will be designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but could also require the payment of penalties or damages to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

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

Our officers and directors beneficially own a significant portion of our common stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors of the Company currently beneficially own approximately 14.3% of our outstanding common stock, and 25.6% on a fully diluted basis assuming the exercise of both vested and unvested options. The above does not include 20,000,000 shares of restricted stock awarded to two executives, which shall be issued upon the Company increasing its authorized shares of Common Stock. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The identification management and payment processing industries are characterized by rapid change and new entrants. The Company will need to consistently develop and improve products in order to remain competitive in the technology industry.

Several competitors exist for the Company’s current and planned products and platform services relating to the identity management and electronic payment transaction markets. The competitive landscape includes several companies that address one or the other area, with some addressing both areas independently.

To further analyze the competitive landscape, the identity management market must be segmented into out-of band authentication and biometric identification & verification solution providers. Major competitors offering solutions in both areas include, Safran Identity & Security, Gemalto, HID Global and SuperCom. Major competitors offering only out-of band authentication, include Twillio/Authy, Google, Datacard, Symantec, Duo, RSA and ID.ME. Companies offering only biometric identification & verification include NEC, Imageware, Aware, Veridium and Daon. There are new entrants into each of these markets continually arising. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems, such as SuperCom.

The Ipsidy identity management transaction platform is being developed based on a patent-pending methodology, which integrates digital signature authentication and vetted biometric identity verification delivered through an out-of-band transaction. The Company anticipates that when completed this could provide functionality for users to have real-time control over their electronic transactions through a mobile application, with a detailed audit trail created for each transaction, containing the digitally signed transaction details and biometric identity. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to a many of its competitors and hence differentiate itself in the market. More specifically, the platform is designed to be able to leverage third party biometric identification and verification solutions, thereby creating the opportunity to partner with companies already offering those capabilities.

        The Cards Plus business faces competition both locally in South Africa and internationally. China has become a source of imports of card products at highly competitive pricing and some local suppliers are reliant on Chinese card manufacturers Local competitors include Card Technology Services, Easy Card and Open Gate, Cardz Group and XH Smart Technology (Africa). That said we believe that we are the only significant manufacturer in South Africa using digital print technology.

The payment processing industry has many competitors who provide gateway services, closed loop end-to-end solutions, payment processing, peer-to-peer payments and bill payments. As these types of services are usually supplied by regional or country specific companies, the following is a breakdown of this competitive landscape specifically in those countries or regions Ipsidy is actively pursuing business in today. In Colombia, major competitors include PayU, Nequi, Daviplata and QPagos.

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

We do not need or require any approval from government authorities or agencies in order to operate our regular business and operations.  To the extent that our business is based on Governmental Contracts, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are, or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of our activities in payment processing may in due course require government licensing in different jurisdictions and may subject us to additional regulation and oversight. Aspects of payment processing and related financial services are already subject to legislation and regulations in various jurisdictions. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the Company’s internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We were required to include the management report in annual reports starting with the year ending December 31, 2009. Previous SEC rules required a non-accelerated filer to include an attestation report in its annual report for years ending on or after June 15, 2010. Section 989G of the Dodd-Frank Act added SOX Section 404(c) to exempt from the attestation requirement smaller issuers that are neither accelerated filers nor large accelerated filers under Rule 12b-2. Under Rule 12b-2, subject to periodic and annual reporting criteria, an “accelerated filer” is an issuer with market value of $75 million, but less than $700 million; a “large accelerated filer” is an issuer with market value of $700 million or greater. As a result, the exemption effectively applies to companies with less than $75 million in market capitalization.

If the Company fails to maintain an effective system of internal controls, it may not be able to accurately report its financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

The Company must maintain effective internal controls to provide reliable financial reports and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. The Company is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

We are not current in our filings under the Securities Exchange Act of 1934 and, as a result, the Rule 144 resale exemption is not available for shareholders that wish to resell their securities utilizing this exemption.

The filing of our Form 10-Q for the quarter ended March 31, 2017 was due May 15, 2017, which is currently late. As   we were in the past categorized as a “shell company” pursuant to Rule 144, re-sales of our securities pursuant to Rule 144 may not be made unless the company is current on all of its periodic reports required to be filed with the SEC during the 12 months before the date of the shareholder’s resale.  As a result of the aforementioned deficient filings, we are not current in our filings under the Securities Exchange Act of 1934, as amended, and Rule 144 is not available at this time for shareholders to re-sell their securities utilizing Rule 144.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, or JOBS Act. We will remain an “emerging growth company” until the earliest of (i) the last fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of an initial public offering of our equity securities; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” Pursuant to (ii) above, we will cease to be an emerging growth company effective October 1, 2019. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be an emerging growth company and a smaller reporting company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC, under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC upon our ceasing to be an emerging growth company and a smaller reporting company, unless, under the JOBS Act, we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our common stock.

In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting going forward, we will need to expend significant resources and provide significant management oversight. There is a substantial effort involved in continuing to implement appropriate processes, document our system of internal control over relevant processes, assess their design, remediate any deficiencies identified and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results and financial condition. These efforts will also involve substantial accounting-related costs. We may experience difficulty in meeting these reporting requirements in a timely manner.

If we are unable to maintain key controls currently in place or that we implement in the future and pending such implementation, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, (2) misstatements in our financial statements may occur that may not be prevented or detected on a timely basis and (3) we may be deemed to have significant deficiencies or material weaknesses, any of which could adversely affect our business, financial condition and results of operations.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, our stock price could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters as of January 31, 2017 and as of the date of this report are located in Long Beach, New York where the Company currently leases two private offices. The facilities in Long Beach, New York are owned by Bridgeworks LLC, a company providing office facilities to emerging companies principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use space for up to eight people and which includes use of all facilities including the use of two offices and 36 hours of conference room availability for a fixed, monthly fee $4,500. The arrangement with Bridgeworks LLC is terminable upon 30 days notice.

Previously, the Company’s headquarters was located in Longwood, Florida, which the Company will utilize until August 1, 2017, the date in which the Company provided a termination notice to the landlord. The Longwood, Florida location consists of over 3,500 square feet. The facility is fully furnished with computers, phone systems, Internet access and break rooms to accommodate up to 25 employees. Beginning December 31, 2016, the Company renewed its lease for 12 months at a monthly rate of $3,400, with an option to extend the lease term an additional 12 months for $3,800 per month (lease terminated as of August 1, 2017). The monthly payments include all taxes and building maintenance charges.

The Company entered into a new office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The company will be responsible for their respective share of building expenses.

MultiPay S.A.S. had two offices located in Bogotá, Colombia. The offices consisted of approximately 3,000 square feet combined.  The facility was fully furnished with computers, phone systems, internet access and break rooms to accommodate up to 30 employees. MultiPay’s offices were covered by two separate leases: the first lease ran from April 1, 2016 through March 31, 2017 and the second lease ran from November 1, 2015 through October 31, 2016, each with a yearly renewal option. The leases cost a combined $3,700 per month.

In April 2017, MultiPay S.A.S. entered into a new lease beginning April 22, 2017 for two years to replace its former offices. The rent is approximately $8,500 per month with an inflation adjustment after one year. The lease will be extended for one additional year unless written notice to the contrary is provided at least six months in advance.

IDGS S.A.S. has a warehouse facility located in Bogotá, Colombia. The location consists of approximately 4,000 square feet.  The facility is furnished with phone systems, internet access and administrative offices. The lease is with Energy Inc. S.A.S. and currently runs through August 31, 2017 with a yearly renewal option. The rent is approximately $1,900 per month.

Cards Plus leases its office and production facility in a suburb of Johannesburg, South Africa. The location consists of approximately 39,500 square feet. Current lease is a five year lease that expires on June 30, 2017 and annual rental in this last year approximates $6,500 per month.

We believe our facilities are in good operating condition and that our facilities are adequate for present and near term uses.

Item 3. Legal Proceedings

We are currently not a party to any legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings against us in all material respects. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: IDGS) for each quarter for the years ended December 31, 2016 and 2015 (with trading beginning on May 19, 2015) were as follows:

Quarter Ended	High	Low

March 31, 2015	$—	$—
June 30, 2015	0.10	0.02
September 30, 2015	0.55	0.10
December 31, 2015	0.55	0.38
March 31, 2016	0.50	0.25
June 30, 2016	0.25	0.08
September 30, 2016	0.30	0.13
December 31, 2016	0.49	0.12
March 31, 2017	0.47	0.10
June 30, 2017	0.47	0.20

Holders of our Common Stock

As of May 31, 2017, there were approximately 159 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security’ holders - 2014 Equity Compensation Plan	25.000.000	$0.45	—

Equity compensation plans or arrangements not approved by security holders	61.425.000	$0.11	—

Totals	86.425.000	$0.21	—

On November 21, 2014, our Board of Directors authorized the Ipsidy Inc. Equity Compensation Plan (the “2014 Plan”) covering 25,000,000 shares of common stock. The 2014 Plan also contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 250,000 shares of common stock. The purpose of the 2014 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2014 Plan is administered by our board of directors. Plan options may either be:

●	incentive stock options (ISOs),
●	non-qualified options (NSOs),
●	awards of our common stock, or
●	rights to make direct purchases of our common stock which may be subject to certain restrictions.

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

The Company has no other stock options plans in effect as of December 31, 2016 which are not included above.

Unregistered Sales of Equity Securities

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

On April 19, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the “April 2016 Accredited Investors”) pursuant to which the April 2016 Accredited Investors invested an aggregate of $1,550,000 into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. However, the exercise price shall be adjusted to equal the conversion price or the per share purchase price of Company’s next offering in the minimum amount of $5,000,000 if such price is less than $0.25 (the “Adjustment Price”) and the number of shares of common stock issuable upon exercise of the warrants shall be adjusted to equal the consideration paid by the April 2016 Accredited Investors by the Adjustment Price. The Secured Convertible Debentures bear interest of 12% and are payable on the six (6) month anniversary of the Secured Convertible Debentures. The Secured Convertible Debentures are convertible into shares of common stock at $0.25 per share subject to antidilution protection. The conversion price shall be adjusted to equal the Adjustment Price less a 20% discount if such Adjustment Price is less than $0.25 per share. The Secured Convertible Debentures are secured by 18,235,295 issued and outstanding shares of common stock of the Company held by certain shareholders of the Company (the “Pledgors”) pursuant to stock pledge agreements entered into between the April 2016 Accredited Investors and the Pledgors. Each of the April 2016 Accredited Investors have individually agreed to restrict their ability to convert the Secured Convertible Debentures or exercise their Common Stock Purchase Warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.

On August 10, 2016 through August 26, 2016, the Company entered into Subscription Agreements with several accredited investors (the “August 2016 Accredited Investors”) pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $1,250,000. In order to reduce the dilution as a result of this private offering, certain shareholders of the Company including Thomas Szoke (CEO and a director), David Jones (director) and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $100,000 and issued Network 2,000,000 shares of common stock of the Company.

On August 10, 2016, the Company granted to several of its employees and consultants stock options (the “Plan Options”) under its equity compensation plans (see page 19) to acquire an aggregate of 17,000,000 shares of common stock of the Company exercisable at $0.05 per share. The Plan Options contain vesting periods of 12 quarters commencing on October 1, 2016 as well as various vesting milestones. The Plan Options are exercisable for a period of ten years. Further, the Company amended existing stock options to acquire 50,300,000 shares of common stock under its equity compensation plans to extend the term from five years to 10 years.

As previously discussed on April 19, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the “April 2016 Accredited Investors”) pursuant to which the April 2016 Accredited Investors invested an aggregate of $1,550,000 into the Company in consideration of Secured Convertible Debentures and common stock purchase warrants to acquire an aggregate of 6,200,000 shares of common stock exercisable for a period of five years at an exercise price of $0.25 subject to antidilution protection. On August 10, 2016, the Company and the April 2016 Accredited Investors entered into a Letter Agreement whereby the conversion price of the Secured Convertible Debentures was reduced to $0.10 in consideration of the removal of certain price protection features in such Secured Convertible Debentures. Further, the exercise price of such Common Stock Purchase Warrant was reduced to $0.10 per share and the number of shares upon exercise of the Common Stock Purchase Warrant was increased to 15,500,000.

On August 10, 2016, the Company entered into that certain Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”) to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment provided for the issuance to Parity of common stock options (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016. Mr. Beck, our Chairman, Chief Executive Officer and President, is the manager of Parity. The Parity Option fully vested upon the appointment of Mr. Beck as Chairman, Chief Executive Officer and President of the Company in January 2017.

On December 1, 2016 through December 27, 2016, the Company entered into and closed Securities Purchase Agreements with several accredited investors (the “December 2016 Accredited Investors”) pursuant to which the December 2016 Accredited Investors invested an aggregate of $1,275,000 (the “Offering”) into the Company in consideration of Promissory Notes (the “Notes”) and an aggregate of 1,912,500 shares of common stock. The Notes are payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The Notes may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. Any payment made to the December 2016 Accredited Investors which is not a full payment of all principal and interest on all of the Notes will be made pro rata to the December 2016 Accredited Investors based on the respective principal amounts of the Notes.

On January 31, 2017, the Company entered into an Executive Retention Agreement pursuant to which Mr. Stoller agreed to serve as Chief Financial Officer pursuant to which the Company granted Mr. Stoller Stock Options to acquire 5,000,000 shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Stoller pursuant to which Mr. Stoller will purchase 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. The Stock Options vest with respect to (i) one-third of the shares of common stock upon the one year anniversary of the grant date and (ii) in 24 equal tranches commencing on the one-year anniversary of the grant date.

On January 31, 2017, the Company entered into an Executive Retention Agreement pursuant to which the Company granted Mr. Beck Stock Options to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck will purchase 15,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each of the Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of the Company’s common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of an aggregate of $6,331,000 debt and accrued interest into 84,822,006 shares of the Company’s common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price more than $0.10 per share to $0.10 per share.

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3,000,000 into the Company in consideration of a Promissory Note (the “Stern Note”) and 4,500,000 shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to repay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or more than $15,000,000.

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000 or a per share price of $0.20. The Company has received proceeds of $3,170,000 in the first quarter of 2017. An individual March 2017 Accredited Investor has agreed to fund $830,000 no later than the end of the third quarter of 2017 of which $400,000 was received as of the filing date of this Form 10-K. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock upon increasing its authorized shares of common stock.

All the offers and  sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Ipsidy Inc.

Overview

Ipsidy Inc. (formerly known as ID Global Solutions Corporation) together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision is to enable solutions that provide pre-transaction verification of identity as well as embed identity verification within every electronic transaction message processed through our platform or other electronic systems.

We are building upon our existing capabilities in biometric identification and multi-factor identity management solutions to develop an identity transaction platform for our business customers. The platform is being designed to enable the end users of our business customers to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The existing system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

The Company’s products currently focus on the broad requirement for identity, access and transaction verification and associated identity management needs and the requirement for cost-effective and secure mobile electronic payment solutions for institutions and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business operations in order to facilitate their use and enhance the end user customer experience.

Ipsidy Inc. (formerly ID Global Solutions Corporation) (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) was incorporated on September 21, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Ipsidy has been in the developmental stage since inception.

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management and transaction processing marketplace, including growing concerns over identity theft and fraud and the increase in electronic payments, solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient and faster payment transactions, the gaps in the existing value propositions offered by the banks and non-banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks traditional payment services. Our results are also impacted by the changes in levels of spending on identity management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers by expanding into new markets and innovation. If we are successful in these efforts, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic and mobile methods, such as those that we offer, our revenue would also increase.

Going Concern

The Company has an accumulated deficit of approximately $48.9 million as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues. Although the Company has been successful in raising capital, additional financing or improvement in operations is not assured. On January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3 million (the “Offering”) into the Company in consideration of a Promissory Note (the “Stern Note”) and 4.5 million shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to prepay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or in excess of $15 million. Further, on January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of an aggregate of $6,331,000 debt and accrued interest into 84,822,006 shares of common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share. In March 2017, the Company entered into subscription agreements for the sale of 20,000,000 shares of common stock and received proceeds of $3,170,000 in the first quarter of 2017 and an additional investor has agreed to fund $830,000 no later than the end of the third quarter of 2017 of which $400,000 was received as of the filing date of this Form 10-K. In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our consolidated financial statements. Those material accounting estimates that we believe are the most critical to an investor’s understanding of our financial results and condition are discussed immediately below and are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management to determine the appropriate assumptions to be used in the determination of certain estimates.

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liabilities, equity instruments and share based payments.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue from the sale of unique secure credential products and solutions to customers is recorded at the completion of the project unless the solution includes benefits to the end user in which additional resources or services are required to be provided.

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service that are provided on a consumption basis (for example, the number of transactions processed over a period of time) is recognized commensurate with the customer utilization of such resources. Generally, the contract calls for a minimum number of transactions to be charged by the Company monthly. Accordingly, the Company records as revenue the minimum transactional fee based on the passage of a month’s time. Amounts more than the monthly minimum, are charged to customers based on the actual number of transactions.

Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

Financing revenue related to direct financing leases is recognized over the term of the lease using the effective interest rate method.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2016 and 2015 no allowance for doubtful accounts was necessary.

Inventories

Inventories of kiosks are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average cost method) or market. The Plastic/ID cars and digital printing material are used to provide plastic loyalty ID and other types of cards. Inventories at December 31, 2016 consist solely of card inventory as the kiosks were deployed in the second quarter of 2016 subject to a direct financing lease.

Property and Equipment, net

Property and equipment consist of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal.

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing applications in addition to construction of mobile biometric devices. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2016 and 2015, the devices are still under development and have not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and expensed over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2016 and 2015.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products.  Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

On May 28 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated because of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)” (“ASU 2015-17”).  Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2016 and interim periods within the fiscal years beginning after December 15, 2018. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company will adopt the new guidance on January 1, 2017. The adoption of this guidance is not expected to have a material impact on its consolidated results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2021. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2016, the FASB issued Accounting Standards Updated 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The company is currently evaluating the potential impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides criteria to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a prospective approach to adoption, and early adoption is only permitted for specific transactions. The company is currently evaluating the impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The company is currently evaluating the impact of this standard.

Results of Operations and Financial Condition for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

Revenues

For the year ended December 31 2016 compared to December 31, 2015, the Company increased revenue by $1.2 million to $1.9 million from $0.7 million. The 2016 revenues include Cards Plus (South Africa based) and ID Solutions (US based) (two newly acquired businesses in February 2016), and a full year of the Company’s Colombian operations (acquired in May 2015) which also includes lease income from the leasing of unattended transit kiosk at bus stations, which commenced in May 2016. Revenue in 2016 from Cards Plus, ID Solutions, and the Colombian operations were $1.1 million, $0.5 million and $0.3 million, respectively. The Company commenced its operations in 2015 and generated revenues of approximately $.7 million. The Company’s revenues in 2015 were primarily related to consulting services ($.5 million) provided to ID Solutions, Inc, a related party customer due to certain directors of the Company also being directors of ID Solutions, Inc. In addition, the Company’s Columbian operations generated revenues of approximately $.2 million.

Cost of sales

During the year ended December 31, 2016 compared to 2015, cost of sales increased in the prior year due to incremental revenue. The revenue increase was principally related to the acquisition of Multipay in May 2015 and FIN in 2016.

Operating Expenses

Operating expenses for the year ended December 31, 2016 excluding cost of sales increased by approximately $5.4 million as compared to the same period in 2015 due primarily to increases in staff compensation expense, and stock-based compensation and consulting expenses. Higher staff compensation expense was incurred as staff was added to support current and future operations and certain executives that did not draw a salary in 2015. The Company grew the expense base to support future operations.

Depreciation and amortization expense increased during the year ended December 31, 2016 compared to December 31, 2015 because of the acquisitions of FIN and Multipay.

During the year ended December 31, 2016, the Company wrote-off an asset for product testing that was no longer viable. The asset cost approximately $226,000 and is included research and development.

Interest Expense

Interest expense increased during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to higher level of debt outstanding.

Derivative Liability

During 2015, the Company recorded a loss of approximately $26.6 million due to the change in the derivative liability associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of this provision in 2016, the Company experienced a reduction in the derivative liability and recorded a benefit of approximately $7.3 million in 2016. The decline in the derivative liability is associated with the lower stock price.

Liquidity and Capital Resources

As of December 31, 2016, current assets were $1.2 million and current liabilities outstanding amounted $10.8 million which consists primarily of a derivative liability ($8.4 million) and accounts payable ($1.7 million).

Net cash used by operating activities was $3.8 million for the year ended December 31, 2016 compared to $2.5 million in 2015. Cash used in operations for 2016 and 2015 was the primarily result of funding the business operations as the Company invests in people, product and infrastructure of a developing business.

Net cash provided by investing activities provided by operations in 2016 of $.1 million was related to cash acquired in an acquisition of $.4 million net of investments in new products and property and equipment. In 2015, net cash used in investing activities was $.2 million which was related to the investment in new products and property and equipment.

Net cash provided by financing activities for 2016 and 2015 was $3.8 million and $2.8 million, which consisted primarily of the net proceeds from the issuance of notes payable, convertible notes payable and the sale of common stock in 2016.

Description of Indebtedness

As described in Item 1a, the Company has a history of losses and may not be able to achieve profitability in the near term. Further, due to the losses incurred, the Company has not been able to achieve positive cash flows from operations and is required to seek additional financing. As more fully described in Notes 6, 7 and 9, the Company to date has obtained financing in the form of promissory and convertible notes payable as well as equity financing. The promissory notes and convertible notes payable are at interest rates ranging from 10-15%, may allow for principal and/or interest to be converted to equity and may also include warrants for the purchase of the Company’s common stock.

As described below in subsequent events, the Company converted/repurchased substantially all of its existing obligations as of December 31, 2016 in the beginning of 2017. The Company believes that its ability to borrow in the near term will be with similar promissory and convertible notes payable. The Company is currently anticipating that it will attain positive cash flows from operation in late 2018 or early 2019. Attainment of positive cash flow will be dependent on the acceptance of our products in the markets we serve. In 2017 we estimate additional funds of approximately $7 to $8 million to fund our ongoing operations, fulfill our contractual obligations, further enhance our platform and further develop our sales force. Additionally, to fulfill the terms of our contract for the supply of the transit kiosks in Bogota we will need to raise an additional $10 to $12 million.

For a complete description of our outstanding debt as of December 31, 2016 and 2015, see Notes 6 and 7 to the consolidated financial statements.

As of December 31, 2016, we had total convertible notes payable outstanding of $2.5 million, which primarily consisted of borrowings in the form of convertible debt, net of discounts.

As of December 31, 2016, we had total promissory notes payable outstanding of $3.2 million, which consisted of borrowings, net of discounts.

Subsequent Events

On January 31, 2017, the Company converted the outstanding debt and accrued interest of approximately $6.3 million into approximately 84.8 million shares of common stock, at a conversion price of $0.10 per share unless such shares were initially priced at less than the $0.10 per share.  Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 6 and 7 related to the Company’s convertible debt and outstanding notes payable.

Additionally, January 31, 2017, the Company entered and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10% per annum.

Furthermore, on March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 in the first quarter of 2017. The balance of the funds, ($830,000), is expected to be received by the end of the third quarter of 2017 of which $400,000 was received by the filing date of this Form 10-K.

The combination of the above events effectively refinanced the Company’s financial position in the beginning of 2017 and provided near-term financing requirements. The Company anticipates additional financing will be required beyond current levels and the amounts will be dependent on current operations and investments the Company may pursue.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2016, the Company had the following long term debt obligations.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long Term Debt	$6,065,914	$6,065,914

As noted above in subsequent events and in the notes to the consolidated financial statements, during the first quarter of 2017, the Company converted most its debt outstanding into common stock and through another agreement paid cash to retire substantially all the remaining debt outstanding as of January 31, 2017.

As of January 31, 2017, the Company entered a $3,000,000 two year note due January 2019 (see above). Additionally, the Company had an obligation due for approximately for approximately $46,000 (as of December 31, 2016) which is due in September 2017 and a related party obligation of approximately $14,000 which was repaid in April 2017.

On December 30, 2016, LATAM, a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the “Contract”) with Recaudo Bogota S.A.S. (“RB”), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. Pursuant to the contract LATAM is required to obtain a performance bond from a financial institution in the amount of $6 million dollars.  In addition, LATAM will need to obtain financing for the cost of the equipment to be supplied but has not as of the date hereof entered into a definitive agreement for such financing nor has the required performance bond been obtained. The parties are currently re-negotiating the terms of the Contract including a potential phased delivery, a reduction in the number of kiosks and a change in their specification. If the negotiation is formalized in a definitive agreement, this would potentially result in a reduction in the consideration paid over the ten year period of the Contract, reduce the required performance bond and the level of required financing. To date 60 kiosks have been ordered and are in the process of being delivered to RB.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-30 of this report.

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

On December 31, 2015, the Company engaged Cherry Bekaert LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2015. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors. The New Auditor is the Company’s independent registered public accounting firm for 2016.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

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

Our Chief Executive Officer and Chief Financial Officer have assessed our internal control over financial reporting as of December 31, 2016. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2016:

● The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

● The Company expanded significantly in 2015 and 2016 as a result of its acquisition of MultiPay and FIN Holdings. Due to the Company’s limited capital resources, it has not been able to establish the proper accounting and financial reporting oversight of its subsidiaries, which have operations located in Colombia and South Africa.

● There is a strong reliance on outside consultants to review and adjust the annual and quarterly consolidated financial statements, to monitor the consolidated financial reporting of all the Company’s domestic and foreign operations, new accounting principles, and to ensure compliance with US GAAP and SEC disclosure requirements.

● There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

● A formal audit committee has not been formed.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a smaller reporting company, without substantial revenue, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company is conducting an ongoing review of existing sign-off and review procedures as well as creating document control protocols for critical accounting spreadsheets. The Company is increasing management’s review of key financial documents and records.

As a smaller reporting company, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements monthly, and the Company’s external auditor conducts reviews on a quarterly basis. These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

To address the above material weaknesses, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company, which were appointed to such offices on January 31, 2017, a date after the relevant filing period disclosed herein, have initiated the following actions to remediate the material weaknesses:

-	In addition to the engagement of Mr. Beck and Mr. Stoller, who are both experienced public company executives, the Company is evaluating its personnel resources and is considering engaging additional permanent skilled finance and accounting resources.

-	The Company has engaged independent consultants to assist with certain areas of the reconciliation and accounting functions and may continue such engagement or hire additional consultants as needed.

-	The Company will seek to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts will be focused on assessing the capabilities of the financial staff, reviewing systems and ensuring appropriate levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance to constantly improve the Company’s internal control environment.

-	The Company intends to enhance its internal governance and compliance function. The Company intends to form appropriate committees and periodic and regular meetings will be held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Company’s plan to remediate its material weaknesses.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the year ended December 31, 2016, an Officer utilized a Company credit card for personal purchases in the approximate amount of $30,500. The Company tracked the use of the credit card as it was expected to be paid within a reasonable time. Additional charges were incurred in 2017 and the Officer made provision for such amounts to be repaid. As a result of the ongoing personal use of the card by the Officer, the Company adopted a policy requiring that all personal use of a credit card must be repaid within 30 days of such invoice.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position(s) and Offices Held
Philip D. Beck Douglas Solomon	57 62	Chairman of the Board of Directors, Chief Executive Officer and President Executive Director, Government Relations and Enterprise Security and Director
Thomas Szoke	53	Chief Technology Officer and Director
Stuart Stoller Herbert Selzer Ricky Solomon	61 71 56	Chief Financial Officer Director Director

On January 31, 2017, Philip D. Beck was appointed as Chairman of the Board of Directors of Ipsidy, Inc. Douglas Solomon resigned as Chairman of the Board of Directors of the Company but will continue as a director and was appointed as Executive Director, Government Relations and Enterprise Security. In addition, Thomas Szoke resigned as Chief Executive Officer to be appointed Chief Technology Officer but will continue as a director.

Philip D. Beck.

On January 31, 2017, Philip D. Beck was appointed as Chairman of the Board of Directors, Chief Executive Officer and President of Ipsidy. Mr. Beck, prior to joining our Company served as Chairman, Chief Executive Officer and President from 1999 until 2014 and Chairman from 2014-2015 of Plant Payment Inc., a leading international payment processing company doing business in 24 countries. (Nasdaq: PLPM). Mr. Beck served as a director of Bluefin Payment Systems from 2013 to 2014. Since 2014, Mr. Beck has served as managing member of Parity Labs, LLC (“Parity”), a private consulting firm and since 2015, as Chairman, a Member and Cofounder of Bridgeworks LLC, a company providing office facilities to emerging companies owned by Mr. Beck and family (“Bridgeworks”). Since 2015, Mr. Beck has also been a member in a real estate holding company principally owned by Mr. Beck and family. Mr. Beck previously practiced for almost 20 years as an international banker and lawyer.

Douglas Solomon

Douglas Solomon serves as Executive Director, Government Relations and Enterprise Security and a Director of the Company. Mr. Solomon is the Founder of ID Solutions Inc., and has over 30 years of hands-on experience in the management and operations of high-tech international corporations and their subsidiaries. His experience includes over 18 years in international sales and marketing within the high-tech industry. Prior to founding ID Solutions, Douglas held various positions as President and/or CEO of various US-based and international companies. His experience and responsibilities include every aspect of running a business, people management, financial controls, resource planning and expansion/growth strategy of the company and its stakeholders. As a graduate of the University of the Witwatersrand, he started his career with Hewlett Packard in South Africa in 1979 and in 1985 left HP to start one of the largest HP OEM’ s in Africa, under the banner of the then publicly traded “Square One Solutions Group”. In partnership with various local and international companies, Douglas has been instrumental in establishing a beachhead for numerous new ventures in a variety of high-tech focused opportunities.

Thomas Szoke

Thomas R. Szoke serves as Chief Technology Officer and a Director of the Company. Mr. Szoke is a co-founder of the Company and has over 25 years of product engineering, global sales and operations management experience. He has held several executive positons in the Company and has successfully led it from its inception to its listing on the OTC Stock Market as well as expanding its market presence and product portfolio through strategic acquisitions in the United States, South America and Africa.  Mr. Szoke pioneered the concept and development and is the inventor of Ipsidy’s Intelligent Accessory product lines as well as its Multi-Factor Out-of-Band Identity Verification and Transaction Authentication Platform.

Thomas is recognized as an expert and visionary in his field. He is one of a kind when it comes to navigating and dealing with the complexities between technology, new product development and business.

Prior to founding IPSIDY Inc. Mr. Szoke spent 23 years with Motorola, Inc. holding various management positions in field and product engineering, systems integration, program management and sales. He spent the last 10 years of his career at Motorola in the Biometrics Industry as Director of Integration and Project Management and then Director of Global Business Development for Civil Biometrics. From 2008-2011, Mr. Szoke was President of Thomas Szoke LLC, a technology consulting company focused on identity management and secure credentialing solutions. Mr. Szoke holds a degree in Electrical Engineering and Applied Mathematics from the University of Akron, in Ohio and is fluent in English and Hungarian.

Stuart Stoller

On January 31, 2017, Stuart Stoller was appointed Chief Financial Officer of the Company. Mr. Stoller. Prior to joining the Company served as Chief Financial Officer and Board Member for TestAmerica Environmental Services LLC from May 2015 to October 2016. From December 2013 to April 2015, he was the Chief Financial Officer of Associated Food Stores. Mr. Stoller served as Chief Financial and Administrative Officer for Sleep Innovations from August 2009 to October 2013. Prior to joining Sleep Innovations, Mr. Stoller served various roles with the New York Times Company including Senior Vice President for Process Reengineering and Corporate Controller.

Herbert Selzer

Herbert Selzer serves as an Independent Director of the Company. Mr. Selzer is an attorney based on New York, New York with a focus in corporate, international estate planning, trust and estates and wealth management. Mr. Selzer has been with Loeb, Block & Partners LLP since 1972 and became a partner in 1978. Prior to 1972, Mr. Selzer was employed by Ernst & Young. Mr. Selzer holds a BS Economics from Brooklyn College, a JD from George Washington University Law Center, an LLM in Taxation from New York University Law School and an LLM from New York City School of Law.

Ricky Solomon

Ricky Solomon serves as an Independent Director of the Company.  From 1983 to 1998 Mr. Solomon held several positions at Wechsler & Co. (“Wechsler”), a broker dealer focused on convertible securities. During his tenure Mr. Solomon became a partner and a managing director in charge of trading at Wechsler. After spending 15 years at Wechsler, Mr. Solomon joined Paloma as a portfolio manager where he ran a convertible arbitrage book as well as a long short equity book focused on technology stocks from 1998 to 2000.

In 2000, Mr. Solomon became a founding partner of Amaranth, a multi-strategy market neutral hedge fund that grew to almost $10 billion in assets by 2006. There, Mr. Solomon ran global convertible arbitrage and a long short equity book and he was also was a member of the executive committee until leaving Amaranth in 2006. Mr. Solomon joined Verition, another multi- strategy market neutral fund, in 2008 and remained there until 2014. Mr. Solomon joined Tripoint Global Equities from 2015 through mid-2016. Mr. Solomon currently serves on the board of Aspen University, (OTCQB: ASPU) a for profit on-line higher learning institution.  Through the years, Mr. Solomon has structured many financings, both public and private and in multiple industries. He also has been a very active venture capital investor. Mr. Solomon graduated from Emory University in 1983 with a BBA in finance. Mr. Solomon is a limited investor in Renrel Partners LLC (“RPLLC”).  RPLLC has entered a branch office relationship with Network 1 Financial Securities Inc. pursuant to which RPLLC provides administrative services relating to the management of a branch office.

Former Directors

On January 26, 2017, the Board of Directors accepted the resignations of Andras Vago, David Jones and Charles Albanese. In addition, the Board of Directors accepted Mr. Albanese’s resignation as Chief Financial Officer.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are two (2) independent directors.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

Legal Proceedings

There is currently no pending, threatened or actual legal proceedings of a material nature in which the Company is a party.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.
●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.
●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	compliance with applicable governmental laws, rules and regulations;

●	the prompt internal reporting of violations of the Code of Ethics to the appropriate person or persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2016 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

The below table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officers or acting in a similar capacity during the last two completed fiscal years, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last two completed fiscal years (collectively, the “Named   Executive Officers”).

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Szoke	2016	275,000			1,763.533				2,038,533
President CEO and Director (1)	2015	275,000			1,658,298				1,933,298

Douglas Solomon	2016	250,000			3,527,065				3,777,065
Chairman, COO and Director (2)	2015	83,333			3,316,596		145,833		3,545,762

Charles D. Albanese	2016	200,000			22,426				222,426
Former CFO and Director (3)	2015	133,333			4,876				138,209

Maxim Umarov	2016	150,000			735,384				885,384
Director of Innovattion and Technology (4)	2015	68,750			354,316				423,066

(1)	In 2015, Mr. Szoke was awarded 10,000,000 options which will vest in four installments over a 12 month period beginning September 25, 2015, of which 10,000,000 were exercisable as of 12/31/16 and carried an associated expense to the Company in 2016 and 2015 of $1,763,533 and $1,658,298. In 2016. the term of the granted stock options were extended to ten years from five years and an additional expense of $105,235 was incurred. Mr. Szoke has not exercised or realized any gain on these options as of the submission of this report. On January 31, 2017, Mr. Szoke resigned as President and Chief Executive Officer and agreed to serve as Chief Technology Officer. Mr. Szoke remained a director.

(2)	In 2015 Mr. Solomon agreed to defer $145,833 in salary in order to assist the company with its cash flow. He also received 20.000.000 options which will vest in four installments over a 12 month period beginning September 25, 2015 of which 20.000.000 were exercisable as of December 31. 2016 and carried an associated expense to the company in 2016 and 2015 of $3,527,065 and $3,316,596. In 2016, the term of the granted stock options was extended to ten years from five years and an additional expense of $210,469 was incurred. Mr. Solomon has not exercised or realized any gain on these options as of the submission of this report. On January 31. 2017. Mr. Solomon resigned as Chairman of the Board and Chief Operating Officer and agreed to serve as Executive Director. Government Relations and Enterprise Security. Mr. Solomon remained a director.

(3)	Mr. Albanese was hired on April 15, 2015 and as part of his compensation package was granted 3.500.000 options which will vest in eight installment over two years, of which 2,625,000 were exercisable as of December 31, 2016 and carried an associated expense to the company in 2016 and 2015 of 22.426 and $4.876. In 2016, the term of the granted stock options was extended to ten years from years and an additional expense of $46,678 was incurred. Mr. Albanese has not exercised or realized any gain on these options as of the submission of this report. Mr. Albanese resigned as Chief Financial Officer and Director of January 24, 2017 and the Company paid Mr. Albanese in 2017, $43,462 representing unpaid salary, deferred salary, vacation entitlement and one month’s pay.

(4)	Mr. Umarov was hired on July 1, 2015 and as part of his compensation package was granted 3,500.000 options which will vest in eight installment over two years, of which 2,625,000 were exercisable as of December 31, 2016 and carried an associated expense to the company in 2016 and 2015 of $735,384 and $354,316. In 2016, the term of the granted stock option was extended to ten years from five years and an additional expense of $20,540 was incurred. Mr. Umarvo has not exercised or realized any gain on these options as of the submission of this report.

The compensation shown above is presented for the calendar year 2016 and 2015, respectively, and represents salaries and compensation payable to the officers noted above in connection with their services for the Company

As of December 31, 2016, there was accrued compensation in the amount of $145,833 that was due to a Company’s officer. Of this amount, 50% will be paid in nine months in equal monthly installments on the last day of the month. The balance of the amount due will be paid upon the Company raising not less than $15,000,000 in gross proceeds in investment funding (whether debt or equity).

Mr. Beck, Mr. Szoke and Mr. Solomon each are party to an Executive Retention Agreement to encourage the Executive to continue to devote the Executive’s full attention and dedication to the success of the Company, and to provide specification compensation and benefits to the Executive in the event of a Termination Upon Change of Control or certain other terminations pursuant to the terms of this Agreement. These agreements include payment of salary and other benefits for one year in addition acceleration and vesting of certain stock compensation plans.

Except as outlined below under “Executive Employment Agreements”, there are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company for 2016.

On January 31, 2017, in connection with the execution of Executive Retention Agreements, as more fully described below, certain executive officers may receive additional compensation if certain performance thresholds are met in 2017 which would be payable in 2018. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company implemented in 2017 a plan to provide health benefits for the employee only on a cost sharing basis and allows for family coverage at the employees cost. See “Executive Agreements” below.)

Grant of Plan-Based Awards

There were no grants of plan-based awards or common stock options, to the named executive officers during the year ended December 31, 2016.

Outstanding Equity Awards to Executive Officers

Executive Officer	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Exercise Price	Expiration Date
Philip Beck(1)	13,333,333	6,666,667	$0.05 per share	August 12, 2026
Douglas Solomon	20,000,000	—	$0.45 per share	September 25, 2025
Stuart Stoller(1)	—	—	$0.10 per share	January 31, 2027
Thomas Szoke	10,000,000	—	$0.45 per share	September 28, 2025
Maxim Umarov	2,625,000	875,000	$0.10 per share	September 25, 2025

(1)	The amounts for Philip Beck and Stuart Stoller do not include plan-based awards or common stock options as described on page 37 under their respective Executive Employment Agreements which were issued on January 31, 2017. Mr. Beck’s unexecisable options above became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company.

Compensation of Directors

The following table reflects compensation to each non-executive director of the Company during the year ended December 31, 2016:

Executive Officer	Fees earned or paid in cash	Stock Awards	(1) Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Ricky Solomon	—	—	93,195	—	—	—	93,195
Herbert Selzer	—	—	92,599	—	—	—	92,599

(1)	The grant date fair value of the stock options granted in 2016, computed in accordance with FASB ASC Topic 718, was $116,417 and $181,140 for Messrs. Solomon and Selzer (including the additional cost for the extension of the grant term to ten from five years, respectively. The amount shown in the table represents the vested portion in 2016 recognized as compensation. The fair value of the stock options awarded was determined using the Black-Scholes option pricing model. Information regarding assumptions made in valuing the option grants under this model can be found in Note 10 to the consolidated financial statements for the year ended December 31, 2016 included in the Form 10-K. At December 31, 2016, Messrs. Solomon and Selzer held 3,500,000 and 400,000 common stock options, respectively, subject to vesting.

Executive Employment Agreements

On January 31, 2017, Mr. Beck and the Company entered an Executive Retention Agreement pursuant to which Mr. Beck agreed to serve as Chief Executive Officer and President in consideration of an annual salary of $350,000 of which $50,000 shall be deferred until the Company raises in the aggregate $15 million in debt and/or equity capital. The Company has agreed to provide a bonus of 75% of the base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2017 and the Company raising gross proceeds of $15 million in debt and/or equity capital (“Milestone 1”) and a bonus of 150% of the base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million or achieving a valuation of $125 million or (iv) the Company achieving $20 million of revenue on a trailing 12 months basis (“Milestone 2”).

The Company also granted Mr. Beck a Stock Option to acquire 15 million shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to so, the Company has agreed to Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck will purchase 15 million shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving Milestone 2. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

On January 31, 2017, Mr. Szoke and the Company entered into an Executive Retention Agreement pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an annual salary of $250,000. The Company has agreed to provide a bonus of up to 50% of the base salary in 2017 upon the Company achieving a gross margin to be mutually agreed upon by the Company and Mr. Szoke which shall be adjusted on pro-rata basis (“Milestone 3”) and a bonus of 75% of the base salary upon the Company achieving Milestone 2. The Company and Mr. Szoke entered into an Indemnification Agreement on January 31, 2017.

On January 31, 2017, Douglas Solomon and the Company entered into an Executive Retention Agreement pursuant to which Douglas Solomon agreed to serve as Executive Director, Government Relations and Enterprise Security in consideration of an annual salary of $225,000. The Company has agreed to provide a bonus of up to 50% of the base salary in 2017 upon the Company achieving Milestone 3 and a bonus of 75% of the base salary upon the Company achieving Milestone 2. The Company and Mr. Solomon entered into an Indemnification Agreement on January 31, 2017.

The Company entered into an executive employment agreement with Charles D. Albanese as of May 28, 2015, which was subsequently terminated. The Company and Mr. Albanese entered into a Confidential Settlement Agreement pursuant to which Mr. Albanese’s Executive Employment Agreement dated May 28, 2015 was terminated as of January 24, 2017. The Company paid Mr. Albanese $43,462 representing unpaid salary, deferred salary, vacation entitlement and one month’s pay. Upon the Company generating Earnings before Interest, Taxes, Depreciation and Amortization of not less than zero for any quarter published in the Company’s Form 10-Q or Form 10-K, the Company will be required to pay Mr. Albanese $50,000. The Company also will pay Mr. Albanese’s COBRA for a period of six months through July 2017. In addition, the parties agreed that Mr. Albanese’s stock options to acquire 2,625,000 shares of common stock that have vested as of the termination date may be exercised prior to their expiration date but all other options shall lapse and no longer be exercisable.

The Company entered an Executive Retention Agreement with pursuant to which Stuart Stoller agreed to serve as Chief Financial Officer in consideration of an annual salary of $225,000. The Company has agreed to provide two different bonus levels upon the achievement of certain performance, financial and other milestones. The Company also granted Mr. Stoller a stock option to acquire 5 million shares of common stock at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to a Restricted Stock Purchase Agreement in which Mr. Stoller can purchase an additional 5 million shares at a per share price of $0.0001, which shares of common stock vest upon meeting certain performance, financial and other milestones. The Stock Options vest with respect to (i) one third of common stock upon the anniversary of the grant date and (ii) in 24 equal installments commencing on the one year anniversary of the grant.

The Company entered into an executive employment agreement with Maksim Umarov as of July 6, 2015. Pursuant to the agreement, Mr. Umarov will receive a base salary of $150,000 per year. Mr. Umarov is also eligible for vacation and sick leave. The term of the employment agreement is from July 1, 2015 to June 30, 2018. The agreement also includes the issuance of 500,000 common stock options exercisable at $0.10 per share for a period of five years. This agreement was amended on September 25, 2015 to include the issuance of an additional 3,000,000 common stock options exercisable at $0.10 per share for a period of five years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  following  table sets forth, as of May 31, 2017, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Ipsidy Inc., 780 Long Beach Blvd., Long Beach, New York 11561.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors

Philip Beck	Chairman of the Board. CEO and President	28,500,000	(2)	8.28%
Douglas Solomon	Director and Executive Director	37,303,747	(3)	10.84%
Thomas Szoke	Chief Technology Officer and Director	35,208,801	(4)	10.23%
Ricky Solomon	Director	9,946,717	(5)	2.89%
Herb Selzer	Director	7,071,218	(6)	1.65%
Stuart Stoller	Chief Financial Officer	0	(7)
		118,030,543		34.33%
>5% Shareholders

Andras Vago	Shareholder	47,368,260	(8)	13.76%
Eric Rand	Shareholder	34,124,857	(9)	9.62%
Stephen Garchik	Shareholder	28,536,574	(10)	8.28%
Richard Greene	Shareholder	25,658,855	(11)	7.37%
Rick Antunes	Shareholder	20,699,878		6.01%
Theodore Stem	Shareholder	19,870,890	(12)	5.75%
		176,259,314		50.81%
	Total owned by officers, directors and shareholders	294,289,857		85.14%

(1) Applicable percentage ownership is based on 343,809,534 shares of common stock outstanding as of May 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of May 31, 2017 are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2) Includes 1,000,000 shares of common stock, a stock option to acquire 15,000,000 shares of common stock at $0.10 per share vesting with respect to one-third of the shares of common stock upon January 31, 2017 and in 24 equal monthly tranches commencing on the January 31, 2017 and a stock option to acquire 20,000,000 shares of common stock at $0.05 per share held by Parity Labs LLC, a private consulting firm which is principally owned by Mr. Beck.

(3) Includes 14,793,444 shares of common stock, a stock option to acquire 20,000,000 shares of common stock at an exercise price of $0.45 per share, a common stock purchase warrant to acquire 1,145,667 shares of common stock at an exercise price of $0.10 per share and common stock purchase warrants to acquire 1,363,636 shares of common stock at an exercise price of $0.055.

(4) Includes 25,508,801 shares of common stock of which 1,315,940 shares are held by Thomas Szoke LLC. Mr. Szoke is an officer and principal of the entity, and he may be deemed the beneficial owner or the shares held by such entity. Additionally, includes 3,000,000 shares held by Mr. Szoke’s wife. Mr. Szoke holds a stock option to acquire 10,000,000 shares of common stock at an exercise price of $0.45 per share. Mr. Szoke pledged 2,500,000 shares of common stock of the Company to secure the payment of a personal loan in the amount of $100,000 due January 11, 2019 with interest payable monthly.

(5) Includes 3,469,444 shares of common stock, a stock option to acquire 3,500,000 shares of common stock at an exercise price of $0.0001 per share, a common stock purchase warrant to acquire 250,000 shares of common stock at an exercise price of $0.40 per share and a common stock purchase warrant to acquire 2,727,273 shares of common stock at an exercise price of $0.055 per share

(6) Includes 4,791,278 shares of  common stock of which 1,537,778 shares are held by Vista Associates, a family partnership, stock options to acquire 400,000 shares of common stock at an exercise price of $0.10 per share, a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.10  per share and a common stock purchase warrant to acquire 880,000 shares of common stock at an exercise price of $0.05 per share

(7) Includes a stock option to acquire 5,000,000 shares of common stock at $0.10 per share. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2018 and (ii) in 24 equal monthly tranches commencing on the January 31, 2018.

(8) Includes 3,200,000 shares held by Multipolaris Corporation, 24,968,000 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(9) Includes the following securities held by Mr. Rand: (i) 23,219,523 shares of common stock, (ii) a common stock purchase warrant to acquire 953,333 shares of common stock at $0.05 per share, (iii) a common stock purchase warrant to acquire 500,000 shares of common stock at $0.10 per share and (iv) a common stock purchase warrant to acquire 10,000,000 shares of common stock at $0.10 per share.

(10) Includes (i) 12,900,000 shares of common stock held by Mr. Garchik, (ii) 9,657,407 shares of common stock held by IDGS Investors LLC (“IDGS”), (iii) a common stock purchase warrant to acquire 5,500,000 shares of common stock at $0.05 per share issued on June 1, 2015 exercisable for a period of five years held by IDGS, (iv) a common stock purchase warrant to acquire 166,667 shares of common stock at $0.10 per share issued on September 25, 2015 exercisable for a period of five years, and (v) a common stock purchase warrant to acquire 312,500 shares of common stock at $0.10 per share issued on December 23, 2015 exercisable for a period of five years. Mr. Garchik serves as the manager of IDGS.

(11) Includes (i) 5,664,110 shares of common stock held directly by the Reporting Person, (ii) 6,599,872 shares of common stock held by the Trust FBO Emily Greene (the “Emily Trust”), which the Reporting Person serves as trustee, (iii) 6,599,872 shares of common stock held by the Trust FBO Victoria Greene (the “Victoria Trust”), which the Reporting Person serves as trustee, (iv) 2,500,000 shares of common stock held by Fifth Melville LLC, (v) a common stock purchase warrant held by the Reporting Person to acquire 1,041,667 shares of common stock at $0.10 per share issued on December 23, 2015 exercisable for a period of five years, (vi) a common stock purchase warrant held by the Emily Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (vii) a common stock purchase warrant held by the Victoria Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (viii) a common stock purchase warrant held by the Emily Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years, and (ix) a common stock purchase warrant held by the Victoria Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years.

(12) Includes (i) 13,495,890 shares of common stock held directly by the Reporting Person, (ii) 4,500,000 shares of common stock held by the Theodore Stern Revocable Trust (the “Trust”), which the Reporting Person serves as trustee, (iii) a common stock purchase warrant held by the Reporting Person to acquire 1,000,000 shares of common stock at $0.10 per share issued on April 19, 2016 exercisable for a period of five years at an exercise price of $0.10 per share and (iv) 875,000 shares of common stock that may be issued upon the conversion of interest accrued at $0.20 per share as of June 30, 2017 under that certain Unsecured Promissory Note due January 31, 2019 in the principal amount of $3,000,000 issued to the Trust.

Item 13. Certain Relationships and Related Transactions and Director Independence

On May 13, 2015, the Company entered into a Securities Purchase Agreement with Ricky Solomon, a director of the Company, and Douglas Solomon, an executive officer and director of the Company, pursuant to which they invested $100,000 and $50,000, respectively, into the Company in consideration of a Secured Convertible Debenture and a common stock purchase warrant to acquire 2,727,273 and 1,363,636, respectively, shares of common stock exercisable for a period of five years at an exercise price of $0.055. The Secured Convertible Debentures and accrued interest were converted into 5,104,166 shares in 2015.

On September 4, 2015, the Company entered a Securities Purchase Agreement with Ricky Solomon, a director of the Company, pursuant to which Mr. Solomon invested $100,000 into the Company in consideration of a Secured Promissory Note (the “Solomon Note”) and a common stock purchase warrant to acquire an aggregate of 250,000 shares of common stock exercisable for a period of five years at an exercise price of $0.40. The Company paid off the Solomon Note in 2015.

On February 8, 2016, the Company closed on the acquisition of FIN Holdings Inc. (“FIN”), a related party via common management and partial common ownership, and its wholly owned subsidiaries, ID Solutions Inc. a Delaware Corporation specializing in field proven, cutting-edge biometric fingerprint software technology and algorithms, as well as Cards Plus Pty Ltd, a South African company which provides unique secure credential products and solutions to government customers in Africa. The purchase price of $9,000,000, which was paid in the form of common stock of the Company, will result in the issuing 22,500,000 shares of the Company’s common stock to the FIN shareholders. Douglas Solomon, a director and officer of the Company, was a shareholder, director and officer of FIN. At the time of acquisition, Mr. Solomon owned approximately 1.7% of the outstanding stock of the Company.

During the year ended December 31, 2015, the Company entered a consulting and management agreement with ID Solutions, Inc., which is a related party by virtue of common management and partial common ownership. Certain members of the Company’s Board of Directors are also members of the Board for ID Solutions, Inc. In addition, Douglas Solomon is a majority owner of ID Solutions, Inc. and also owns 1.35% of the Company’s common stock. Total revenues for the year ending December 31, 2015 amounted to $500,000. There were no related party revenues for the year ending December 31, 2016.

In connection with the Company’s ability to secure third-party financing during the year ended December 31, 2016, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $326,000 and issued Network 1 4,450,000 shares of common stock of the Company in accordance with its agreement. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1.

Ipsidy is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in the near future in which an independent directorship is required.

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety upon becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases private offices. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $4,500. Since 2014, Mr. Beck has served as managing member of Parity, and since 2015, as Chairman, a Member and co-founder of Bridgeworks. During 2016, the Company paid Parity and Bridgeworks $147,078 and $6,750 for strategic advisory services and the use of facilities.

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at December 31, 2016. The note was repaid in April 2017.

On January 31, 2017, the Company entered into a Conversion Agreements with Mr. Selzer, a director of the Company or Vista Associates, a family partnership to which Mr. Selzer converted $150,000 in debt plus interest into 1,753,500 shares of common stock and $40,000 of debt plus interest into 1,537,778 shares of common stock. Additionally, in April 2017, Mr. Selzer purchased an additional 500,000 shares of common stock of the latest offering.

Item 14. Principal Accounting Fees and Services.

The Company entered into agreement with an outside accounting firm for accounting purposes and aid in filing for all state and federal required taxes and reports. The Company’s current president donated his time in filing Delaware taxes and SEC reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

The Company does not currently have an audit committee serving and thus its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

The total fees invoiced by Cherry Bakaert, LLP the Company’s independent registered public accountants during 2016, which includes fees for the 2015 audited financial statements, progress billing with respect to review of the quarterly financial statements for 2016 and progress payments for the audit of the 2016 financial statements were $272,000. Additionally, the Company was billed by Cherry Bakaert, LLP for $39,500 for tax services ($ thousands).

	Audit	Taxes	Filings	Accounting	Total
2016	$272.0	$39.5	$—	$—	$311.5

The total fees charged by Anton & Chia, LLP, the Company’s independent registered public accounting firm, S2 Filings and others are as follows ($ thousands):

	Audit	Taxes	Filings	Accounting	Total
2015	$92.0	$0.5	$30.4	$18.5	$141.4

The current policy of the directors, acting as the audit committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings. Fees charged by Cherry Bekaert were approved by the Board with engagement letters signed by Douglas Solomon, Chief Executive Officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules

2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger
3.4	(58)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon
4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese
4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.5	(19)	Form of Secured Convertible Debenture issued to the June 2015 Investors
4.6	(20)	Form of Common Stock Purchase Warrant issued to the June 2015 Investors
4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon
4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon
4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors
4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer
4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.
4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.
4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.
4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015
4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015
4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015
4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors
4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors
4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors
4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors
4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors
4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors
4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors
4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors
4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors
4.34	(56)	Stock Option issued to Parity Labs, LLC
4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017
4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust
4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017
4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc and the March 2017 Accredited Investors
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Assignment of Patents
10.5	(3)	Employment Agreement of David Jones
10.6	(3)	Employment Agreement of Douglas Solomon
10.7	(3)	Employment Agreement of Thomas Szoke
10.8	(3)	Promissory Note
10.9	(3)	Flextronics Manufacturing Services Agreement
10.10	(4)	Agreement with Tiber Creek Corporation

10.11	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.12	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.13	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.14	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.15	(5)	Promissory Note for $20,000 payable to Penn Investments
10.16	(5)	Promissory Note for $180,000 payable to Penn Investments
10.17	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.19	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.20	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.21	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.23	(12)	Form of Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015
10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015
10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015
10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015
10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015
10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015
10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015
10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015
10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015
10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders
10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016
10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017
10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017
10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017
10.41	(58)	Form of Conversion Agreement dated January 31, 2017
10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company
10.43	(60)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105
10.44	(58)	Form of Indemnity Agreement
14.1		Code of Ethics
21.1		List of Subsidiaries
31.1		Letter from Anton & Chia, LLP
32.1		List of Subsidiaries
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

101.SC XBRL Taxonomy Extension Schema Document *

H

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

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

(56)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(57)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(58)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(59)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2017

(60)          Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: July 12, 2017	By: /s/Philip Beck
Name: Philip Beck
Title: Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date: July 12, 2017	By: /s/Stuart Stoller
Name: Stuart Stoller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on July 12, 2017 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Philip Beck Philip Beck	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Thomas R. Szoke	Chief Technology Officer and Director
Thomas R. Szoke	(Principal Executive Officer)

/s/Douglas Solomon Douglas Solomon	Executive Director, Government Relations and Enterprise Security and Director

/s/Stuart Stoller	CFO
Stuart Stoller	(Principal Financial and Accounting Officer)
/s/ Herb Selzer	Director
Herb Selzer

/s/ Ricky Solomon Ricky Solomon	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ipsidy Inc. (fka ID Global Solutions Corporation)

Long Beach, Florida

We have audited the accompanying consolidated balance sheets of Ipsidy Inc. (fka ID Global Solutions Corporation) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year then ended. Ipsidy Inc.’s (fka ID Global Solutions Corporation) management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ipsidy Inc. (fka ID Global Solutions Corporation) and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Ipsidy Inc. (fka ID Global Solutions Corporation) will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $9,851,403 and $36,679,169 in 2016 and 2015, respectively, and generated negative operating cash flows of $3,788,974 and $2,462,728 in 2016 and 2015, respectively. As of December 31, 2016, the accumulated deficit was $48,925,993. These factors, and others discussed in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amount and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fort Lauderdale, Florida

July 12, 2017

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$689,105	$349,873
Accounts receivable, net	138,359	509,027
Current portion of net investment in direct financing lease	44,990	—
Inventory	150,679	516,663
Other current assets	166,479	134,224
Total current assets	1,189,612	1,509,787

Property and equipment, net	115,682	37,775
Other assets	358,343	319,592
Intangible assets, net	3,474,291	1,436,534
Goodwill	6,736,043	166,689
Net investment in direct financing lease, net of current portion	674,015	—
Total assets	$12,547,986	$3,470,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,687,900	$717,500
Convertible notes payable, net	250,000	383,346
Derivative liability, current portion	8,388,355	25,445,645
Contingent purchase consideration (Note 14)	—	370,125
Notes payable, net	109,819	634,069
Deferred revenue	398,680	—
Total current liabilities	10,834,754	27,550,685

Long-term Liabilities:
Convertible notes payable, net, less current maturities	2,245,596	—
Notes payable, net, less current maturities	3,051,603	—
Derivative liability, net of current portion	9,668,276	—
Total long-term liabilities	14,965,475	—
Total liabilities	25,800,229	27,550,685

Commitments and contingencies (Note 14)

Stockholders’ Deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized; 234,704,655 and 187,854,139 shares issued and outstanding as of December 31, 2016 and 2015, respectively	23,470	18,785
Additional paid in capital	35,341,669	14,923,936
Accumulated deficit	(48,925,993)	(39,074,590)
Accumulated comprehensive income	308,611	51,561
Total stockholders’ deficit	(13,252,243)	(24,080,308)
Total liabilities and stockholders’ deficit	$12,547,986	$3,470,377

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2016	2015

Revenues:
Products and services	$1,877,446	$235,364
Product and services, related party	—	500,000
Lease income	52,492	—
Total revenues, net	1,929,938	735,364

Operating Expenses:
Cost of Sales	492,237	—
General and administrative	14,243,363	9,003,143
Research and development	340,317	480,789
Depreciation and amortization	421,494	147,052
Total operating expenses	15,497,411	9,630,984

Loss from operations	(13,567,473)	(8,895,620)

Other Income (Expense):
Gain (loss) on derivative liability	7,345,000	(26,647,021)
Interest expense	(3,625,984)	(1,136,528)
Other income (expense), net	3,719,016	(27,783,549)

Income loss before income taxes	(9,848,457)	(36,679,169)

Income Taxes	2,946	—

Net loss	$(9,851,403)	$(36,679,169)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.21)

Weighted Average Shares Outstanding - Basic and Diluted	217,570,666	175,696,214

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2016	2015
Net Loss	$(9,851,403)	$(36,679,169)
Foreign currency translation gains	257,050	51,561
Comprehensive income loss	$(9,594,353)	$(36,627,608)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2014	163,538,289	$16,354	$2,897,261	$(2,395,421)	$—	$518,194
Reclass of derivatives upon conversion of convertible debt	—	—	2,706,167	—	—	2,706,167
Issuance of common stock upon conversion of convertible debt	6,040,166	604	180,601	—	—	181,205
Issuance of warrants with convertible debt	—	—	1,062,704	—	—	1,062,704
Beneficial conversion feature on convertible debt	—	—	42,275	—	—	42,275
Stock-based compensation	—	—	6,320,114	—	—	6,320,114
Common stock issued for services	2,227,501	222	557,528	—	—	557,750
Common stock issued for acquisition costs	6,101,517	610	859,881	—	—	860,491
Common stock issued for debt issuance costs	9,946,666	995	297,405	—	—	298,400
Net loss	—	—	—	(36,679,169)	—	(36,679,169)
Foreign currency translation	—	—	—	—	51,561	51,561
Balance, December 31, 2015	187,854,139	18,785	14,923,936	(39,074,590)	51,561	(24,080,308)
Reclass of derivatives upon conversion of convertible debt	—	—	692,850	—	—	692,850
Issuance of common stock upon conversion of convertible debt	704,074	70	21,152	—	—	21,222
Stock-based compensation	—	—	8,648,212	—	—	8,648,212
Common stock issued for services	969,654	97	311,006	—	—	311,103
Common stock issued in settlement of contingent liability	260,537	26	59,655	—	—	59,681
Common stock issued with convertible debt	1,033,337	103	54,367	—	—	54,470
Common stock issued with notes payable	1,932,914	194	168,151			168,345
Common stock issued for debt issuance costs	2,450,000	245	257,451	—	—	257,696
Common sock issued for acquisition of FIN Holdings	22,500,000	2,250	8,997,750	—	—	9,000,000
Common stock issued for cash	25,000,000	2,500	1,247,500	—	—	1,250,000
Equity issuance costs	2,000,000	200	(120,442)	—	—	(120,242)
Common stock canceled	(10,000,000)	(1,000)	1,000	—	—	—
Warrants issued for inventory			79,081			79,081
Net loss	—	—	—	(9,851,403)	—	(9,851,403)
Foreign currency translation	—	—	—	—	257,050	257,050
Balance, December 31, 2016	234,704,655	$23,470	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,851,403)	$(36,679,169)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	421,494	147,052
Gain on sale of property and equipment	(3,681)	—
Stock-based compensation	8,648,212	6,320,114
Common stock issued for services	311,103	557,750
Amortization of debt discount	2,480,662	832,775
Amortization of debt issuance costs	684,417	154,447
(Gain) loss on derivative liability	(7,345,000)	26,647,021
Write-off of assets	225,862	200,000
Loss on investment	—	72,000
Changes in operating assets and liability:
Accounts receivable	682,535	(448,355)
Lease receivable	28,939	—
Other current assets	(32,255)	(62,442)
Inventory	(190,471)	(433,598)
Accounts payable and accrued expenses	(248,068)	229,677
Deferred revenue	398,680	—
Net cash flows from operating activities	(3,788,974)	(2,462,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,565)	(16,265)
Proceeds from sale of property and equipment	8,007	—
Payment of patent costs	(19,200)	—
Work-in process	(264,613)	(133,117)
Cash acquired in acquisitions	419,042	—
Investment in intangible assets-patents	—	(37,621)
Net cash flows from investing activities	119,671	(187,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable, common stock and warrants, net	1,550,000	1,040,000
Proceeds from issuance of notes payable and warrants	1,375,000	2,200,000
Proceeds from issuance of notes payable, related parties	13,609	202,000
Debt issuance costs paid	(229,423)	(296,400)
Proceeds from sale of common stock	1,250,000	—
Payment of equity issuance costs	(120,242)	—
Advances from related parties	—	(60,200)
Principal payments on notes payable to related parties	—	(91,322)
Principal payments on notes payable	(87,459)	(205,331)
Net cash flows from financing activities	3,751,485	2,788,747

Effect of foreign currencies	257,050	51,561

Net Change in Cash	339,232	190,577
Cash, Beginning of the Year	349,873	159,296
Cash, End of the Year	$689,105	$349,873

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$199,967
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of notes payable and accrued interest	$21,222	$181,205
Issuance of common stock in settlement of contingent liability	$59,681	$—
Issuance of common stock with debt	$222,815	$—
Issuance of common stock for debt issue costs	$257,696	$298,400
Issuance of warrants for inventory	$79,081	$—
Debt discount for fair value of warrants issued in connection with debt	$358,411	$1,062,704
Debt discount for fair value of embedded conversion feature	$290,425	$42,275
Reclassification of derivative liabilities upon conversion of convertible debt into common stock	$692,850	2,706,167
Reclassification of inventory to net investment in direct financing lease	$747,944	$—
Note payable, related party and accrued interest settled through issuance of convertible notes payable	$—	$172,095
Acquisition of FIN Holdings (2016) and MultiPay (2015), respectively:
Issuance of common stock as consideration	$9,000,000	$860,491
Assumed liabilities	914,218	909,721
Inventory	(112,408)	—
Current assets	(311,867)	(295,655)
Property and equipment	(100,339)	(20,000)
Intangible assets	(8,970,562)	(1,454,557)
Cash acquired	$419,042	$—

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(Formerly ID Global Solutions Corporation)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AMD SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ipsidy Inc. (formerly ID Global Solutions Corporation) (“Ispidy” or the “Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware. Ipsidy is a provider of secure, biometric identification, identity management and electronic transaction processing services. Founded to pioneer innovative digital identification solutions, the Company is focused on addressing the growing need for highly secure and convenient methods for identity management during a variety of electronic transactions. The Company provides its biometric identification services to government and public sector organizations, seeking to verify and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. With the acquisition of MultiPay S.A.S., the Company acquired a transaction processing platform that offers secure multifunctional payment gateway services to merchants and financial institutions. With the development of the OnePayTM electronic payment solution the Company believes it will be able to combine its core technologies and use its platform to power a solution that will provide cost effective and secure means of financial inclusion for the un-banked and under banked population around the globe.

Going Concern

There is substantial doubt that the Company may continue as a going concern for a period of one year from the date of this document. As of December 31, 2016, the Company has a working capital and stockholders’ deficit of approximately $9.6 million, and $13.3 million, respectively. For the year ended December 31, 2016, the Company earned revenue of approximately $1.9 million and incurred an operating loss of approximately $13.6 million.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity or debt financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Basis of Consolidation

The consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries Innovation in Motion Inc. MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings, Inc., and Cards Plus Pty Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the realizability of accounts receivable and inventory, valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liabilities, equity instruments and share based payments.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue from the sale of unique secure credential products and solutions to customers is recorded at the completion of the project unless the solution includes benefits to the end user in which additional resources or services are required to be provided.

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service that are provided on a consumption basis (for example, the number of transactions processed over a period of time) is recognized commensurate with the customer utilization of such resources. Generally, the contract calls for a minimum number of transactions to be charged by the Company on a monthly basis. Accordingly, the Company records the minimum transactional fee based on the passage of a month’s time as revenues.  Amounts in excess of the monthly minimum, are charged to customers based on the actual number of transactions.

Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

The lease of equipment to customers that meet certain criteria are recognized as a direct financing lease. Direct financing lease arrangements are recognized as revenue over the term of the associated lease based on the effective interest method. As of December 31, 2016, the Company has 78 kiosks financed under direct financing leases. The revenue associated with these arrangements is expected to be recognized through April 2026. The imputed interest rate in the arrangements approximates 10.7%.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2016 and 2015, no allowance for doubtful accounts was recorded.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at December 31, 2016 consist solely of cards inventory as the kiosks, which were included in inventory in 2015, were deployed in the second quarter of 2016 subject to a direct financing lease. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. For the years ending December 31, 2016 and 2015, the Company did not believe an inventory valuation allowance was necessary to record inventory to net realizabe value.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable. The Company’s cash is deposited at financial institutions and cash balances held in US bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2016, the Company held approximately $205,000 in cash not insured by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2016, the Company held approximately $60,000 and $91,000 in cash maintained in Colombian banks and African Banks, respectively.

Revenues and accounts receivable: For the year ended December 31, 2016 23% of consolidated revenues were derived from one customer who is a United States (“US”) customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2016, 59% and 18% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 68% of the Colombian operations were derived from three customers. As of December 31, 2016, accounts receivable related to Cards Plus (Africa) was 64% of the total with most the remainder primarily, from the Colombia operations. For the year ended, December 31, 2015, 68% of consolidated revenues were derived by one US customer, which also is a related party and at December 31, 2015, 98%, of consolidated accounts receivable are due to the Company by the same related party US customer. For the year ended December 31, 2015, the balance of revenue (32%) was derived by the Company’s operations in Colombia.

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

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership. Leases that transfer to the leasee substantially all of the risks and rewards incidental to ownership of the asset are classified as direct finance leases.

Property and Equipment, net

Property and equipment consist of furniture and fixtures and computer equipment, and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing applications in addition to construction of mobile biometric devices. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2016 and 2015, the devices are still under development and have not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and expensed over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the estimated useful lives of the respective assets.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2016 and 2015.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For employee awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. For non-employees, the fair value of each stock option award is estimated on the measurement date using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. For non-employees, the Company utilizes the graded vesting attribution method under which the entity treats each separately vesting portion (tranche) as a separate award and recognizes compensation cost for each tranche over its separate vesting schedule. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the years ended December 31, 2016 and 2015, the Company wrote-off assets of approximately $226,000 and $200,000, respectively after review of its assets.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products.  Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2016 and 2015 because their effect was antidilutive:

Security	2016	2015
Stock Options	86,925,000	47,800,000
Warrants	51,138,697	35,171,744
Convertible Debt	53,143,343	32,593,953

Total	191,207,040	115,565,697

Derivative Instruments

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain of the conversion features and warrants are considered derivative liabilities required to be presented at fair value on the accompanying consolidated balance sheets with changes in fair value reported in the consolidated statements of operations.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All outstanding warrants as of December 31, 2015 and 2016, which did not contain down round anti-dilution provisions were classified as equity.

Business Combinations

The Company recognizes, with certain exceptions, 100% of the fair value of assets acquired, liabilities assumed, and noncontrolling interests when the acquisition constitutes a change in control of the acquired entity. Shares issued in consideration for a business combination, contingent consideration arrangements and pre-acquisition loss and gain contingencies are all measured and recorded at their acquisition-date fair value. Subsequent changes to fair value of contingent consideration arrangements are generally reflected in earnings. Any in-process research and development assets acquired are capitalized as of the acquisition date. Acquisition-related transaction costs are expensed as incurred. The operating results of entities acquired are included in the accompanying consolidated statements of operations from the date of acquisition.

Foreign Currency Translation

The assets, liabilities and results of operations of certain of Ipsidy’s subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with Ipsidy, the applicable assets and liabilities are translated to U.S. dollars at currency exchange rates as of the applicable dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company has derivative liabilities required to be recorded at fair value on a recurring basis at December 31, 2016 and 2015.

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s notes payable and convertible notes payable are $3,497,819 and $2,568,095, respectively, which differs from the carrying value or reported amounts of $3,161,422 and $2,495,596, respectively, at December 31, 2016 because of the debt discounts as discussed in Notes 6 and 7.

Recent Accounting Pronouncements

On May 28 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated as a result of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740)” (“ASU 2015-17”).  Currently U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments under ASU 2015-17 will require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update will be effective for fiscal years beginning after December 15, 2016. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company will adopt the new guidance on January 1, 2017. The adoption of this guidance is not expected to have a material impact on its consolidated results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2016, the FASB issued Accounting Standards Updated 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company is currently evaluating the potential impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The amendments require a prospective approach to adoption, and early adoption is only permitted for specific transactions. The Company is currently evaluating the impact of this standard.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard.

NOTE 2 –ACQUISITIONS

Multipay S.A.

On April 6, 2015 (the “Closing Date”), the Company and all of the shareholders (the “Multipay Shareholders”) of Multipay S.A., a Colombian corporation (“Multipay”), closed (the “Closing”) on the Share Purchase Agreement entered into between the parties on March 6, 2015. As a result of the Closing, the Company acquired 100% of the issued and outstanding shares of Multipay (the “Multipay Shares”) from the Multipay Shareholders on a fully diluted basis. In consideration for the Multipay Shares, the Company agreed to issue to the Multipay Shareholders up to an aggregate of 7,600,000 shares of common stock of the Company. Under the terms of the initial agreement, within ten days of the Closing Date, the Company was required to issue 7,000,000 shares of common stock. Upon the Multipay Shareholders paying certain liabilities in the approximate amount of $370,000, the Company was required to deliver the balance of 600,000 shares of common stock to the Multipay Shareholders. In the event the Multipay Shareholders did not pay the entire amount of certain liabilities by the 12-month anniversary of the Closing Date, the Company would not be required to deliver the remaining shares of common stock. On May 7, 2015, the Company and Multipay executed an amendment to the Share Purchase Agreement to 1) amend the number of shares to be issued within ten days of the Closing Date from 7,000,000 shares to 6,101,517 shares; and 2) to amend the balance of shares to be delivered from 600,000 shares to 1,498,483 shares, upon the payment of certain liabilities by the Multipay Shareholders. The payment of these shares was extended by six months to November 7, 2016. The 6,101,517 shares were issued on May 18, 2015. The Company recorded a contingent liability of approximately $370,000 because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders. See Note 14 related to Contingent Purchase Consideration.

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

Common stock consideration	$860,491
Liabilities assumed	909,721
Total purchase consideration	1,770,212
Current assets	(295,655)
Property and equipment	(20,000)
Customer relationships	(14,087)
Intellectual property	(1,273,781)
Goodwill	$166,689

Goodwill was calculated as the excess of the consideration transferred over the fair value of the net assets recognized and represents the expected revenue and cost synergies of the combined company, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes. See Notes 1 and 3 for additional information about goodwill and other intangible assets. The recognized goodwill related to MultiPay is directly attributable to its payment gateway platform.

As noted above, control was obtained on April 6, 2015, pursuant to the Share Purchase Agreement at which time the management of Ipsidy took over the operations of MultiPay. Control was achieved with Ipsidy personnel in Colombia and a restructuring of the reporting hierarchy to Ipsidy management.

FIN Holdings, Inc.

On February 8 2016, the Company entered into a Share Exchange Agreement with Fin Holdings, Inc., a Florida corporation (“FIN”), and all of the FIN shareholders (the “FIN Shareholders”), pursuant to which the Company acquired 100% of the issued and outstanding shares of FIN (the “FIN Shares”) which included FIN’s two wholly-owned subsidiaries, ID Solutions, Inc. and Cards Plus Pty Ltd. (collectively, the “Subsidiaries”), from the FIN Shareholders. One of the FIN shareholders was the Company’s Chief Operating Officer and owned then approximately 1.7% of the Company’s outstanding common stock at the time of the acquisition. In consideration for the FIN Shares, the Company issued to the FIN Shareholders an aggregate of 22,500,000 shares of common stock of the Company (the “Purchase Shares”) with a fair value of $0.40 per share or $9,000,000. The closing occured on February 8, 2016.

In accordance with ASC 805, “Business Combinations”, the Company accounted for the acquisition of FIN using the acquisition method of accounting. The purchase price was allocated to specific identifiable tangible and intangible assets at their respective fair values at the date of acquisition.

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

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the expected revenue and benefits of the combined company. FIN was acquired on February 8, 2016 pursuant to a Share Exchange Agreement at which time control was achieved through a restructuring of the reporting hierarchy to Ipsidy management.

The condensed consolidated financial statements for the year ended December 31, 2016 include FIN’s results for the period from the date of acquisition to December 31, 2016. Revenue and operating income for the year ended December 31, 2016 included in the results was approximately $1,583,000 and net operating profit of approximately $242,000.

The following unaudited proforma financial information gives effect to the Company’s acquisition of FIN as if the acquisition had occurred on January 1, 2015 and had been included in the Company’s consolidated statement of operations for the years ended 2016 and 2015.

	Year ended December 31
	2016	2015

Proforma net revenue	$2,051,494	$2,309,547
Proforma net loss	(9,858,944)	(36,945,398)

The activity for goodwill for the years ending December 31, 2016 and 2015 is as follows:

Balance, January 1, 2015	$—
Acquisition of Multipay	166,689
Balance, December 31, 2015	166,689
Acquisition of FIN Holdings	6,569,354
Balance, December 31, 2016	$6,736,043

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2016 and 2015:

	Customer Relationships	Intellectual Property	Non-Compete	Patents
Useful Lives	10 Years	10 Years	5 Years	Pending	Total
Carrying Value at December 31, 2014	$—	$421,774	$—	$—	$421,774
Additions	—	1,127,654	14,087	—	1,141,741
Amortization	—	(125,924)	(1,057)	—	(126,981)
Carrying Value at December 31, 2015	—	1,423,504	13,030	—	1,436,534
Additions	1,587,159	814,049	—	19,200	2,420,408
Amortization	(140,993)	(236,695)	(4,963)	—	(382,651)
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291

The following is a summary of intangible assets as of December 31, 2015:

	Intellectual Property	Non-Compete	Total
Cost	$1,630,597	$14,087	$1,644,684
Accumulated amortization	(204,947)	(3,203)	(208,150)
Carrying Value at December 31, 2015	$1,425,650	$10,884	$1,436,534

The following is a summary of intangible assets as of December 31, 2016:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,444,646	$14,087	$19,200	$4,065,092
Accumulated amortization	(140,993)	(443,788)	(6,020)	—	(590,801)
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2017	$407,706
2018	407,706
2019	407,706
2020	407,706
2021	406,793
Thereafter	1,436,674
$3,474,291

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2016 and December 31, 2015:

	2016	2015
Computers and equipment	$192,928	$88,047
Furniture and fixtures	109,200	69,168
	302,128	157,215
Less Accumulated depreciation	186,446	119,440
Property and equipment, net	$115,682	$37,775

Depreciation expense totaled $38,843 and $20,071 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2016 and December 31, 2016:

	2016	2015
Trade payables	$341,002	$301,455
Accrued interest	600,624	96,579
Accrued payroll and related	421,771	240,038
Other	324,503	79,428
Total	$1,687,900	$717,500

NOTE 6 - NOTES PAYABLE, Net

The following is a summary of notes payable as of December 31, 2016 and December 31, 2015:

	2016	2015
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. Payments of $6,300 including principal and interest are due monthly. The interest rate at December 31, 2016 is 15.47% per annum. Total outstanding principal and interest is due on September 16, 2017.	$46,210	$96,669

In November 2016, the Company issued a 12% promissory note due in January 2017 to an officer and principal stockholder in the amount of $13,609. The noteholder also received 20,414 shares of the Company’s common stock with a fair value of $2,041. This amount was repaid in April 2017.	13,609	—

The below Notes Payable were not initially convertible; except the accrued interest portion which was convertible into common stock of the Company. Further, in January 2017, the below notes, which were being renegotiated, through December 31, 2016 and related accrued interest were converted into common stock of the Company (see Note 16). To the extent notes and accrued interest were subsequently converted to equity, such notes and related accrued interest have been reclassified to long term liabilities for financial statement presentation in accordance with US GAAP.

In August 2015, the Company issued a 12% note in the amount of $27,000. The note is secured by the assets of the Company, matured in August 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 180,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $148,160, which was presented as a discount against the note and amortized into interest expense over the term of the note. The entire principle balance of the notes was repaid in September 2016.	—	27,000

In September 2015, the Company issued 12% notes totaling $973,000. The notes are secured by the assets of the Company, matured in September 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,840, which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	963,000	973,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes are secured by the assets of the Company, matured in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	225,000	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note is secured by the assets of the Company, matured in October 2016, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	25,000	25,000

In December 2015, the Company issued 12% notes totaling $850,000. The notes are secured by the assets of the Company and matured in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8. The Company also incurred debt issuance costs of $165,300 which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	850,000	850,000

In January 2016, the Company issued 12% notes totaling of $100,000. These notes are secured by the assets of the Company, matured in January 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8.	100,000	—

In December 2016, the Company issued promissory notes with an aggregate face value of $1,275,000 which are payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The note holders also received 1,912,500 shares of common stock, with a fair value of $191,250. The Company allocated the proceeds to the notes and common stock based on their relative fair values, resulting in a discount against the notes for the common stock of $166,304, which will be amortized into expense over the one-year term of the notes. In connection with the issuance of the notes and common stock, the Company also incurred debt issuance costs of $212,427 of which $184,719 was recorded as debt issuance cost against the notes to be amortized over the term of the notes.	1,275,000	—

Total Principal Outstanding	$3,497,819	$2,196,669
Less Current Maturities	(109,819)	(634,069)
	3,388,000	1,562,600
Unamortized Deferred Discounts	(159,375)	(1,193,947)
Unamortized Debt Issuance Costs	(177,022)	(368,653)
Notes Payable, Net	$3,051,603	$—

The following is a roll-forward of the Company’s notes payable and related discounts for the years ended December 31, 2016 and 2015:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2014	$—	$—	$—	$—
New issuances	2,296,669	(454,100)	(1,489,776)	352,793
Payments	(100,000)	—	—	(100,000)
Amortization		85,447	295,829	381,276
Balance at December 31, 2015	2,196,669	(368,653)	(1,193,947)	634,069
New issuances	1,388,609	(260,719)	(233,134)	894,756
Payments	(87,459)	—	—	(87,459)
Amortization	—	452,350	1,267,706	1,720,056
Balance at December 31, 2016	$3,497,819	$(177,002)	$(159,375)	$3,161,422

NOTE 7. CONVERTIBLE NOTES PAYABLE, NET

In January 2017, Convertible Notes along with accrued interest through January 31, 2017 were converted into shares of common stock. To the extent notes and accrued interest were subsequently converted to equity, such notes and related accrued interest have been reclassified to long term liabilities for financial statement presentation in accordance with US GAAP. Additionally, in February 2017, the remaining convertible notes in the amount of $300,000 were settled (see Note 16).

Convertible notes consisted of the following as of December 31, 2016 and December 31, 2015:

	2016	2015
In June 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $700,000. The notes are secured by the assets of the Company, matured in June 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8. The Company also incurred debt issuance costs of $124,500, which are presented as a discount against the note and amortized into interest expense over the term of the notes. During the years ended December 31, 2016, a holder of a note elected to convert principal and accrued interest totaling $21,222 into 704,074 shares of common stock.	$680,000	$700,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	166,000	166,000

In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, matured in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.	172,095	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The notes are secured by the assets of the Company, mature in October 2016, and are convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued 1,033,337 shares of common stock and warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the notes. In August 2016, the Company entered into an agreement with the April 2016 Accredited Investors to reduce the exercise price on the embedded conversion features and warrants to $0.10 and increase the number of warrants to 15,500,000. The August 2016 change in terms of these Convertible Notes has been determined to be a loan extinguishment in accordance with ASC 470 Debt. The reported amounts under a loan extinguishment are not significantly different than that of the Company’s reported amounts. See notes 8 and 10.	1,550,000	—

Total Principal Outstanding	$2,568,095	$1,038,095
Less Current Maturities	(250,000)	(383,346)
	2,318,095	654,749
Unamortized Deferred Discounts	(6,466)	(583,049)
Unamortized Debt Issuance Costs	(66,033)	(71,700)
Notes Payable, Net	$2,245,596	$—

The following is a roll-forward of the Company’s convertible notes and related discounts for the years ended December 31, 2015 and 2016:

	Principal Balance	Discounts Issuance Costs	Debt Discounts	Total
Balance at December 31, 2014	$—	$—	$—	$—
New issuances	1,212,095	(140,700)	(1,119,994)	(48,599)
Conversions	(174,000)	—	—	(174,000)
Amortization	—	69,000	536,945	605,945
Balance at December 31, 2015	1,038,095	(71,700)	(583,049)	383,346
New issuances	1,550,000	(226,400)	(636,373)	687,227
Conversions	(20,000)	—	—	(20,000)
Amortization	—	232,067	1,212,956	1,445,023
Balance at December 31, 2016	$2,568,095	$(66,033)	$(6,466)	$2,495,596

NOTE 8 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of these convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company has determined that certain conversion features and warrants are considered derivative liabilities.

The fair values of the embedded conversion features and the warrants are estimated and recorded as derivative liabilities on the date of issuance, offset by a discount on the related convertible note payable up to the face amount of the note, with any excess fair value recorded as derivative expense on the date of issuance. The Company’s convertible debt is convertible into common stock at conversion rates that vary based on certain triggering events. Accordingly, the conversion feature is required to be presented at fair value on the dates of issuance, settlement, and at each reporting date. The Company also has warrants to purchase common stock outstanding that provide for adjustments to the exercise prices upon the future dilutive issuances. The Company utilizes Monte Carlo simulations and stochastic forecasting to estimate the fair value of the warrants and conversion options. The ranges of assumptions utilized in estimating the fair value of the warrants and conversion options on the dates of issuance, settlement, and as of and for the years ended December 31, 2016 and 2015, are as follows:

	2016	2015
Expected Volatility	19% to 87%	58% to 83%
Expected Term	0.0 to 5.0 Years	0.0 to 5.0 Years
Risk Free Rate	0.036% to 1.93%	0.02% to 1.8%
Dividend Rate	0.00%	0.00%
Triggering Capital raise probabilities	50% to 75%	25% to 75%

A summary of derivative activity for the years ended December 31, 2016 and 2015 is as follows:

Balance at January 1, 2015	$—
New issuances	5,337,711 [1]
Conversion feature reclassified to equity upon conversion of related notes payable.	(2,706,167)
Change in fair value	22,814,101
Balance at December 31, 2015	$25,445,645
New issuances	648,836
Conversion feature reclassified to equity upon conversion of related note payable and repayments	(692,850)
Change in fair value	(7,345,000)
Balance at December 31, 2016	$18,056,631

1The fair value of derivative liabilities on the dates of issuance is recorded as a discount up to the face amount of the note. During the year ended December 31, 2015, the fair value of derivative liabilities on the dates of issuance exceeded the face value of the related debt by $3,832,920, which was recorded as derivative expense on the date of issuance and is included in loss on derivatives on the accompanying consolidated statement of operations.

As discussed above (Notes 6 and 7) certain notes payable, convertible notes payable and related interest were converted into equity in January 2017. Accordingly, the associated derivative liability related to these notes payable, convertible notes payable and related interest is classified as long-term liabilities at December 31, 2016 in accordance with US GAAP.

NOTE 9 – RELATED PARTY TRANSACTIONS

2016 transactions

Acquisition of FIN

As discussed in Note 2, the Company acquired all of the issued and outstanding shares of FIN in February 2016. The Company’s Chief Operating Officer and a 1.7% shareholder in the Company was also a significant shareholder in FIN at the time of the acquisition.

Outstanding Indebtedness

As of December 31, 2016, the Company has an outstanding indebtedness due to a member of the Company’s Board of Directors. Total amounts due to this related party amounted to $190,000 at December 31, 2016.

Also, on December 31, 2016, the Company has an outstanding note payable to an officer and member of the Company’s Board of Directors. Total amount due was $13,609 at December 31, 2016. This note was repaid in April 2017. The related party also received 20,414 shares of Common Stock with a fair value of $2,041.

Other

In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee and reimbursement of expenses totaling of $364,000 and issued Network 1 4,450,000 shares of common stock of the Company in accordance with its agreement during the year ended December 31, 2016. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. The agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company in addition to 8% in shares of common stock.

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety when Mr. Beck became Chief Executive Officer of Ipsidy Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases private offices. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $4,500. Since 2014, Mr. Beck has served as managing member of Parity, and since 2015, as Chairman, a Member and co-founder of Bridgeworks. During 2016, the Company paid parity and Bridgeworks $147,078 and $6,750 for strategic advisory services and the use of facilities.

2015 transactions

Revenues.

During the year ended December 31, 2015, the Company entered into a consulting and management agreement with ID Solutions, Inc., which is a related party. Certain members of the Company’s Board of Directors are also members of the Board for ID Solutions, Inc. Total revenues for the year ending December 31, 2015 amounted to $500,000.

Notes

Payable. On September 4, 2015, the Company entered into a Securities Purchase Agreement with a director of the Company, pursuant to which the director advanced $100,000 into the Company in consideration of a Secured Promissory Note (the “Director Note”) and a common stock purchase warrant to acquire an aggregate of 250,000 shares of common stock exercisable for a period of five years at an exercise price of $0.40. The Company repaid the $100,000 by the end of September 2015 (Note 6).

Convertible Notes Payable.

As of December 31, 2015, the Company had outstanding amounts due via convertible notes payable to certain members of the Company’s Board of Directors. Total amounts due to these related parties amounted to $172,095 at December 31, 2015. Refer to Note 7 for terms of this convertible notes payable.

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

NOTE 10– STOCKHOLDERS’ DEFICIT

On August 24, 2015, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 300,000,000 shares to 500,000,000 shares. The Company had 234,704,655 and 187,854,139 shares issued and outstanding as of December 31, 2016 and 2015, respectively. In addition, the Company authorized 20,000,000 shares of preferred stock.

Common Stock

2015 Common Stock Transactions

●	In May 2015, in connection with the acquisition of MultiPay and in consideration of the purchased assets, the Company issued 6,101,517 shares of common stock valued at $860,491 (Note 2).

●	During the period from September 2015 through December 2015, holders of convertible notes payable elected to convert an aggregate $181,205 principal and interest into 6,040,166 shares of the Company’s common stock.

●	During the year ended December 31, 2015, the Company issued 12,174,167 shares of common stock for debt issuance costs, consulting, legal, and other services valued at an aggregate of $856,150.

2016 Common Stock Transactions

●	During the year ended December 31, 2016, the Company issued 704,074 shares of common stock upon the conversion of principal and interest on convertible debt totaling $21,222.

●	During the year ended December 31, 2016, the Company issued 4,450,000 shares of common stock for broker dealer services. The fair value of the shares based on publicly quoted trading prices was $377,938.

●	During the year ended December 31, 2016, the Company issued 969,654 shares of common stock as consideration for services. The fair value of the shares, totaling $311,103, was estimated based on the publicly quoted trading price and recorded as expense.

●	During the year ended December 31, 2016, the Company issued 2,966,251 shares of common stock in connection with the issuance of certain debt instruments. The fair value of the shares was estimated based on publicly quoted trading prices and $222,815 was allocated to debt issuance costs recorded against the carrying value of the related debt and amortized into interest expense over the terms of the respective debt agreements.

●	During the year ended December 31, 2016, the Company issued 22,500,000 shares of common stock as consideration for the acquisition of FIN Holdings valued at $9,000,000. The fair value of the shares was estimated based on the publicly traded shares. See Note 2.

●	During the year ended December 31, 2016, the Company issued 260,537 shares of common stock in partial settlement of a contingent liability of $59,681 related to its acquisition of MultiPay. See Note 10.

●	On August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the “August 2016 Accredited Investors”) pursuant to which the August 2016 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company’s common stock (the “2016 Subscription Shares”) for an aggregate purchase price of $1,250,000. In order to reduce the dilution as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with the sale of shares, the Company issued 2,000,000 shares of common stock and paid $120,242 of cash for equity issuance costs.

Warrants

●	During the year ended December 31, 2015, in connection with the issuance of convertible debt and promissory notes, the Company issued warrants to acquire 35,171,744 shares of common stock each with a five-year term. These warrants were issued at prices ranging $0.05 per share to $0.48 cents per share.

●	During the year ended December 31, 2016, in connection with the issuance of convertible debt and promissory notes, the Company issued warrants to acquire 15,708,332 shares of common stock each with a five-year term. Of these warrants, 208,332 were issued with an exercise price of $0.48 per share and 15,500,000 were issued with an exercise price of $0.25 per share (subsequently repriced in August 2016 to $0.10 per share). Additionally, the Company issued warrants to a supplier to acquire 258,621 shares of common stock at an exercise price of $0.58 per share.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2014	—	$—
Granted	35,171,744	$0.10
Outstanding at December 31, 2015	35,171,744	$0.10	3.6 Years
Granted	15,966,953	$0.11	4.3 Years
Outstanding at December 31, 2016	51,138,697	$0.11	3.8 Years

Stock Options

The IPSIDY Equity Compensation Plan established on November 21, 2014 (the “2014 Plan”) authorized 25,000,000 shares of common stock to be issued under the 2014 plan. The 2014 Plan contains an “evergreen formula” pursuant to which the number of shares of common stock available for issuance under the 2014 Plan will automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2015, by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, up to a maximum annual increase of 250,000 shares of common stock. The purpose of the 2014 Plan is to enable the Company to offer its employees, officers, directors and consultants equity-based compensation. The 2014 Plan is administered by our board of directors. Plan options may either be:

•	incentive stock options (ISOs),

•	non-qualified options (NSOs),

•	awards of our common stock, or

•	rights to make direct purchases of our common stock which may be subject to certain restrictions.

The Company has also granted equity awards that have not been approved by security holders.

2015 Stock Option Issuances

●	In May 2015, the Company granted to two officers, options to acquire 7,000,000 shares of common stock, of which 3,500,000 are exercisable at an exercise price of $0.10 per share over a five-year term vesting over eight quarters, and 3,500,000 are exercisable at an exercise price of $0.0001 per share over a five-year term vesting over eight quarters.

●	In September 2015, the Company granted to employees, five-year options to acquire 37,300,000 shares of common stock, of which 2,400,000 are exercisable at an exercise price of $0.15 per share vesting over twelve quarters, 1,000,000 are exercisable at an exercise price of $0.10 per share vesting on the date of grant, 3,500,000 are exercisable at an exercise price of $0.10 per share vesting over eight quarters, 400,000 are exercisable at an exercise price of $0.15 per share vesting over four quarters, and 30,000,000 are exercisable at an exercise price of $0.45 per share vesting over four quarters.

●	In October 2015, the Company granted to an employee, options to acquire 3,500,000 shares of common stock, of which 1,000,000 are exercisable at an exercise price of $0.15 per share over a five-year term vesting on the date of grant, and 2,500,000 are exercisable at an exercise price of $0.15 per share over a five-year term vesting over twelve quarters

2016 Stock Option Issuances

●	During the three months ended March 31, 2016, the Company granted to employees, options to acquire 2,500,000 shares of common stock, of which 1,000,000 are exercisable at an exercise price of $0.45 per share vesting over two years, 1,000,000 are exercisable at an exercise price of $0.40 per share vesting on the date of grant and 500,000 are exercisable at an exercise price of $0.10 per share vesting quarterly over two years. The options have a 5 year term.

●	On August 10, 2016, the Company issued to several of its employees and consultants stock options (the “Plan Options”) under its Equity Compensation Plan to acquire an aggregate of 17,000,000 shares (including 6,500,000 performance based shares) of common stock of the Company exercisable at $0.05 per share. The Plan Options contain vesting periods of 12 quarters commencing on October 1, 2016 as well as various vesting based on achieving certain performance milestones. The Plan Options are exercisable for a period of ten years.

●	On August 10, 2016, the Company entered into an amended agreement (the “Amendment”) with Parity Labs, LLC (“Parity”) to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016. The Parity Option vested in entirety upon Mr. Beck becoming Chief Executive Officer of Ipsidy, Inc. in January 2017. Mr. Beck is a manager of Parity.

●	Additionally, the Company amended existing stock options to acquire 50,300,000 shares of common stock by extending the term from five years to ten years. The additional compensation cost related to the extension of the term was approximately $516,000.

●	In October 2016, options to acquire 875,000 shares (500,000 performance based shares) of common stock for an exercise price of $0.10 per share were forfeited.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2016 and 2015 using the Black Scholes Method and the following assumptions:

	2016	2015
Expected Volatility	79.0% to 93.0%	85.0% to 93.0%
Expected Term	2.5 – 5.9 Years	2.5 to 4.2 Years
Risk Free Rate	1.16% to 1.49%	1.40% to 1.51%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2015 and 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of January1, 2015	—	$—	—	$—
Granted	47,800,000	$0.32	8.7	$7,698,650
Outstanding as of December 31, 2015	47,800,000	$0.32	8.7	$7,698,650
Granted	40,000,000	$0.07	9.1	$7,475,000
Forfeited	(875,000)	$0.07	—	$—
Outstanding as of December 31, 2016	86,925,000	$0.21	9.5	$10,023,400
Exercisable as of December 31, 2016	55,416,666	$0.29	8.9	$4,277,237

The following table summarizes stock option information as of December 31, 2016:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	8.8 Years	2,625,000
$0.05	36,500,000	9.6 Years	11,708,333
$0.10	8,125,000	9.1 Years	6,375,000
$0.15	6,300,000	8.7 Years	3,233,333
$0.25	500,000	9.3 Years	100,000
$0.40	1,000,000	9.2 Years	1,000,000
$0.45	31,000,000	8.8 Years	30,375,000
Total	86,925,000	8.9 Years	55,416,666

As of December 31, 2016, there was approximately $1,628,000 and $2,822,000 of unrecognized compensation costs related to employee stock options and non-employee stock options outstanding which will be recognized in 2017 through 2019. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2016 and December 31, 2015 was approximately $8,648,000 and $6,320,000, respectively.

NOTE 11 – DIRECT FINANCING LEASE

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term commenced in May 2016 when the kiosks were installed and operational. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. As such, the lease was accounted for as a direct financing lease.

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the year ended December 31, 2016 of approximately $52,500.

The equipment under the capital lease is valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received is approximately $1,422,000 before executory cost. Unearned income is recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows:

Year Ending December 31,
2017	$122,145
2018	122,145
2019	122,145
2020	122,145
2021	122,145
Thereafter	529,323
1,140,048
Less deferred revenue	(421,043)
Net investment in lease	$719,005

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2016 and 2015.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2016, are as follows:

	2016	2015
United States	$(8,701,796)	$(35,853,893)
Outside United States	(1,146,661)	(825,276)
Loss before income taxes	$(9,848,457)	$(36,679,169)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2016 and 2015:

	2016	2015
U.S. Federal Statutory Tax Rate	34.00%	34.00%
State taxes	3.63%	3.63%
Permanent items	35.71%	(30.32)%
Change in valuation allowance	(73.34)%	(7.31)%
Totals	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Deferred Tax Assets:
Net operating loss carry-forwards	$2,669,107	$1,086,609
Debt issuance costs	1,882	—
Charitable Contributions	290,528	—
Value of stock options and stock compensation	5,655,810	2,378,259
Total deferred tax assets	8,617,327	3,464,868
Less: Valuation allowance	(8,463,727)	(2,621,446)
Net deferred tax assets	153,600	843,422
Deferred Tax Liabilities:
Fixed and intangible assets	(1,625)	(9,034)
Debt issuance costs	(91,451)	(165,704)
Debt discounts	(60,524)	(668,684)
Total deferred tax liabilities	(153,600)	(843,422)
Total deferred tax assets and liabilities, net	$—	$—

As of December 31, 2016, the Company has available federal net operating loss carry forward of $7.1 million and state net operating loss carry forwards of $7.1 million, the most significant of which expire from 2020 until 2036. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2016 the Company had a valuation allowance totaling $8.1 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 13 – FAIR VALUE MEASUREMENTS

The fair value of an asset or liability is the price that would be received to sell an asset or transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value and defines three levels of inputs that may be used to measure fair value as previously defined in the summary of accounting policies and procedures.

The Company’s financial liabilities as of December 31 that are measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3
2016
Derivative instruments (included in current liabilities)	—	—	18,056,631
2015
Derivative instruments (included in current liabilities)	—	—	25,445,645

We classified the derivative liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The change in the derivative activity for the years ended December 31, 2016 and 2015 is included in Note 8 to the consolidated financial statements.

The Company’s non-financial assets and liabilities that were measured at fair value during the years ended December 31 were as follows:

	Level 1	Level 2	Level 3
2016
Property and equipment:	—	100,339	—
Current assets	311,867	—	—
Accounts paybles and other current liabilities	914,218	—	—
Inventory	112,408	—	—
Intangible assets	—	—	2,401,208
Goodwill	—	—	6,569,354
2015
Property and equipment:	—	20,000	—
Current assets	295,655	—	—
Accounts paybles and other current liabilities	909,721	—	—
Intangible assets	—	—	1,287,868
Goodwill	—	—	166,689

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingent Purchase Consideration

The Company has recorded a contingent liability of approximately $370,000 related to the acquisition of Multipay because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders. During the year ended December 31, 2016, the Company issued 260,537 shares of common stock in settlement of approximately $60,000 of the existing obligation, paid certain existing obligations and the remaining balance of approximately $49,000 as of December 31, 2016 is included in accounts payable and accrued expenses.

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

Executive Compensation

As of December 31, 2016, the Company had employment agreements with certain key members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors.

As of January 31, 2017, the Company made certain changes to the management team and its Board of Directors and entered into Executive Retention Agreements with four members of the management team. The Executive Retention Agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined).

Operating Leases

On December 19, 2014, the Company entered in a twelve-month lease for office facilities in Florida at a monthly rate of $3,000, with an option to extend the lease for another twelve months for $3,300 per month for 2016. On December 28, 2016, the parties extended the lease for an additional twelve months through December 31, 2017 at a monthly rent of $3,400 per month. The Company provided termination notice to the landlord and will cease paying rent at this location effective August 31, 2017.

The Company entered into a new office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The company will be responsible for their respective share of building expenses.

Additionally, the Company leased office space during 2016 in Long Beach, New York at a monthly rent of $2,250. Beginning in February 2017, the monthly rent was increased to $4,500 as additional office space was required. The agreement is on a month to month basis.

In addition, the Company is party to operating leases for its office location and warehouse in Colombia. The Company through April 30, 2017, paid $4,400 a month for its office location. In April 2017, MultiPay S.A.S. entered into a new lease beginning April 22, 2017 for two years to replace it current offices. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease will be extended for one additional year unless written notice to the contrary is provided at least six months in advance The Company also rents a warehouse at a rate of approximately $2,700 a month per a one year lease that expires on August 31, 2017. Furthermore, the Company leases an apartment at approximately $2,100 a month and the current lease term is June 6, 2016 to June 5, 2017. The lease has automatic renewals for successive one year periods.

The Company also leases space for its operation in South Africa. The current lease expires on June 30, 2017 and the approximate monthly rent is $6,500 and is currently reviewing lease options. Additionally, Cards Plus entered into an equipment lease for approximately $3,600 per month for five years.

Rent expense for the years ended 2016 and 2015 was approximately $230,000 and $72,000 respectively.

Other

The Company has agreed to issue 1% of ID GLOBAL LATAM to Slabb, Inc. in early 2017.

The Company has entered into a software service and license agreement for $400,000 of which $100,000 was paid in 2016 and the balance of $300,000 will be remitted in 2017 upon meeting certain milestones.

NOTE 15 – SEGMENT INFORMATION

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM regularly reviews net revenue and gross profit by geographic regions. The Company products and services operate in two reportable segments; identity management and payment processing.

Information about revenue, profit/loss and assets

The CODM evaluates performance and allocates resources based on net revenue and operating results of the geographic region as the current operations of each geography are either primarily identity management or payment processing. Identity management revenue is generated in North America and Africa and payment processing is earned in South America which are the three geographic regions of the Company. We have included the lease income in payment processing are the leases are related to unattended ticking kiosks.

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of Multipay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $8.0 million, $2.1 million and $2.1 million respectively of which $4.2 million, $.2 million and $1.7 million related to goodwill as of December 31, 2016.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2016	2015
Net Revenues:
North America	$450,781	$500,000
South America	348,335	235,364
Africa	1,130,822	—
	1,929,938	735,364

Identity Management	1,581,603	500,000
Payment Processing	348,335	235,364
	1,929,938	735,364

Loss From Operations
North America	(2,973,328)	(6,048,447)
South America	(7,426,341)	(2,847,173)
Africa	(3,167,804)	—
	(13,567,473)	(8,895,620)

Identity Management	(6,141,132)	(6,048,447)
Payment Processing	(7,426,341)	(2,847,173)
	(13,567,473)	(8,895,620)

Gain (loss) on derivative liability	7,345,000	(26,647,021)
Interest expense	(3,625,984)	(1,136,528)

Loss before income taxes	(9,848,457)	(36,679,169)

Income Taxes	2,946	—

Net Loss	$(9,851,403)	$(36,679,169)

NOTE 16 – SUBSEQUENT EVENTS

On December 30, 2016, ID Global LATAM S.A.S. (“IDG LATAM”), a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the “Contract”) with Recaudo Bogota S.A.S. (“RB”), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. Pursuant to the contract, the Company has agreed to issue 1% of LATAM to Slabb, Inc. in 2017. Also, pursuant to the contract IDG LATAM is required to obtain a performance bond from a financial institution in the amount of $6 million dollars. In addition, IDG LATAM will need to obtain financing for the cost of the equipment to be supplied but has not as of the date hereof entered into a definitive agreement for such financing nor has the required performance bond been obtained. The parties are currently re-negotiating the terms of the Contract including a potential phased delivery and a reduction in the number of kiosks. If the negotiation is formalized in a definitive agreement, this would potentially result in a reduction in the consideration paid over the ten-year period of the Contract and reduce the required performance bond.

During January and February 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each Investor agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of approximately $6,331,000 into 84,822,006 shares of Company common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price more than $0.10 per share to $0.10 per share.

On January 31, 2017, the Company closed a Securities Purchase Agreement with an accredited investor pursuant to which the accredited investor invested $3,000,000 into the Company in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of $120,000 and issued 1,020,000 shares of common stock of the Company.

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

In connection with the engagement of Philip D. Beck and Stuart P. Stoller, the Company granted Mr. Beck and Mr. Stoller, stock options to acquire 15 million shares and 5 million shares of common stock of the Company, respectively, at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreements with Mr. Beck and Mr. Stoller to purchase 15 million shares and 5 million shares, respectively, of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold.

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

On February 22, 2017, the Company entered an Agreement and Release with a holder of certain debentures that will represent final and full payment of all amounts owed under these debentures which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants as well as the right to certain pledged shares (2,500,000 common shares) in exchange for $300,000 in cash.

On March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000 in the first quarter of 2017, received $400,000 in the second quarter of 2017 and the remaining $430,000 is expected to be received by the end of the third quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.