Form 10-Q
period 2017-03-31
Ipsidy Inc.
filed 2017-08-04
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Yes ☐  No ☒

Class Common Stock, par value $0.0001 Documents incorporated by reference: ☐ No	Outstanding at July 15, 2017 344,214,142 shares None

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our lack of significant revenues and history of losses,

●	our ability to continue as a going concern,

●	our ability to raise additional working capital as necessary,

●	our ability to satisfy our obligations as they become due,

●	the failure to successfully commercialize our product or sustain market acceptance,

●	the reliance on third party agreements and relationships for development of our business,

●	the control exercised by our management,

●	the impact of government regulation on our business,

●	our ability to effectively compete,

●	the possible inability to effectively protect our intellectual property,

●	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to Ipsidy Inc., a Delaware corporation formerly known as ID Global Solutions and its subsidiaries. As of February 1, 2017, the Company formally changed its name to Ipsidy Inc.

The information which appears on our website www.ipsidy.com is not part of this report.

3

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,946,012	$689,105
Accounts receivable, net	112,634	138,359
Current portion of net investment in direct financing lease	48,734	44,990
Inventory	147,816	150,679
Other current assets	388,200	166,479
Total current assets	5,643,396	1,189,612

Property and Equipment, net	268,386	115,682
Other Assets	693,872	358,343
Intangible Assets, net	3,388,149	3,474,291
Goodwill	6,736,043	6,736,043
Net Investment in Direct Financing Lease, net of current portion	658,877	674,015
Total assets	$17,388,723	$12,547,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,089,020	$1,687,900
Convertible notes payable, net, current portion	—	250,000
Derivative liability	—	8,388,355
Notes payable, net, current portion	45,646	109,819
Capital lease obligation, current portion	25,071	—
Deferred revenue	255,657	398,680
Total current liabilities	2,415,394	10,834,754

Convertible notes payable, net, less current maturities	—	2,245,596
Notes payable, net less current maturities	1,943,526	3,051,603
Capital lease obligation, net of current portion	136,379	—
Derivative liability, net of current portion	—	9,668,276
Total liabilities	4,495,299	25,800,229

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized; 344,093,411 and 234,704,655 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	34,409	23,470
Additional paid in capital	70,952,037	35,341,669
Stock subscription receivable	(830,000)	—
Accumulated deficit	(57,595,085)	(48,925,993)
Accumulated comprehensive income	332,063	308,611
Total stockholders’ equity (deficit)	12,893,424	(13,252,243)
Total liabilities and stockholders’ equity (deficit)	$17,388,723	$12,547,986

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Products and services	$565,545	$320,746
Lease income	19,144	—
Total revenues, net	584,689	320,746

Operating Expenses:
Cost of sales	149,129	118,110
General and administrative	4,255,382	4,392,886
Research and development	29,070	29,072
Depreciation and amortization	109,534	103,079
Total operating expenses	4,543,115	4,643,147

Loss from operations	(3,958,426)	(4,322,401)

Other Income (Expense):
(Loss) gain on derivative liability	(452,146)	12,941,663
Gain on extinguishment of notes payable	2,802,235	—
Loss on modification of derivatives	(319,770)	—
Loss on modification of warrants	(158,327)	—
Loss on conversion of debt	(5,978,643)	—
Interest expense	(604,015)	(926,752)
Other income (expense), net	(4,710,666)	12,014,911

(Loss) income before income taxes	(8,669,092)	7,692,510

Income taxes	—	—

Net (loss) income	$(8,669,092)	$7,692,510

Net income (loss) per share - Basic	$(0.03)	$0.04

Net income (loss) per share - Diluted	$(0.03)	$(0.02)

Weighted Average Shares Outstanding - Basic	295,596,151	201,816,797

Weighted Average Shares Outstanding - Diluted	295,596,151	270,712,051

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(8,669,092)	$7,692,510
Foreign currency translation gains	23,452	47,538
Comprehensive income (loss)	$(8,645,640)	$7,740,048

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock Shares	Amount	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2016	234,704,655	$23,470	$—	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)
Reclassification of derivatives upon removal of price protection in warrants	—	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	—	21,601,191	—	—	21,609,673
Loss on modification of warrants	—	—	—	158,327	—	—	158,327
Stock-based compensation	—	—	—	2,294,160	—	—	2,294,160
Common stock issued for services	366,750	37	—	42,339	—	—	42,376
Common stock issued with note payable	4,500,000	450	—	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	—	224,340	—	—	224,460
Common stock issued for cash	20,000,000	2,000	(830,000)	3,998,000	—	—	3,170,000
Cash and common stock issued for equity issuance costs	1,000,000	100	—	(289,490)	—	—	(289,390)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	—	(874,750)	—	—	(875,000)
Net loss	—	—	—	—	(8,669,092)	—	(8,669,092)
Foreign currency translation	—	—	—	—	—	23,452	23,452
Balances, March 31, 2017	344,093,411	$34,409	$(830,000)	$70,952,037	$(57,595,085)	$332,063	$12,893,424

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,669,092)	$7,692,510
Adjustments to reconcile net (loss) income with cash flows from operations:
Depreciation and amortization expense	109,534	103,079
Stock-based compensation	2,294,160	3,214,732
Common stock issued for services	42,376	270,000
Amortization of debt discount	235,985	655,817
Amortization of debt issuance costs	268,954	167,700
Loss (gain) on derivative liability	452,146	(12,941,663)
Gain on settlement of notes payable	(2,802,235)	—
Loss on modifcation of derivatives	319,770	—
Loss on modification of warrants	158,327	—
Loss on conversion of debt	5,978,643	—
Changes in operating assets and liabilities:
Accounts receivable	25,725	731,004
Net investment in direct financing lease	11,394	—
Other current assets	(226,174)	(32,200)
Inventory	2,863	(74,261)
Accounts payable and accrued expenses	736,535	(284,877)
Deferred revenue	(143,012)	(70,116)
Net cash flows from operating activities	(1,204,101)	(568,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,563)	(11,307)
Investment in other assets including work in process	(343,655)	(20,157)
Cash acquired in acquisition	—	419,042
Net cash flows from investing activities	(348,218)	387,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	3,000,000	100,000
Proceeds from the sale of common stock, net	2,880,710	—
Payment of debt issuance costs	(86,331)	—
Principal payments on notes payable	(14,173)	(16,372)
Principal payments on capital lease obligation	(1,957)	—
Net cash flows from financing activities	5,778,249	83,628

Effect of Foreign Currencies	30,977	57,229

Net Change in Cash	4,256,907	(39,840)
Cash, Beginning of the Period	689,105	349,873
Cash, End of the Period	$4,946,012	$310,033

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and related interest	$21,609,673	$21,222
Reclassification of derivative liabilities upon conversion of related notes payable	$—	$316,734
Reclassification of derivatives upon removal of price protection in warrants	7,614,974	—
Issuance of common stock for debt issuance costs	$224,460	$76,000
Acquisition of equipment pursuant to a capital lease	$163,407	—
Acquisition of FIN Holdings:
Issuance of common stock as consideration	$—	$9,000,000
Assumed liabilities	—	914,218
Inventory	—	(112,408)
Accounts receivable	—	(311,867)
Property and equipment	—	(100,339)
Intangible assets	—	(8,970,562)
Cash acquired	$—	$419,042

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM S.A.S., IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Innovation in Motion Inc. and Cards Plus Pty Ltd. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(8,669,092)	295,596,151	$(0.03)	$7,692,510	201,816,797	$0.04

Effect of Dilutive Securities
Stock Options	—	—	—	—	13,387,521	—
Warrants	—	—	—	—	26,910,433	—
Convertible Debt	—	—	—	(12,014,911)	28,597,300	—
Dilute EPS
Income available to stockholders plus assumed conversions	$(8,669,092)	295,596,151	$(0.03)	$(4,322,401)	270,712,051	$(0.02)

Going concern

As of March 31, 2017, the Company had an accumulated deficit of approximately $57.6 million. For the three months ended March 31, 2017 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $4.0 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2016 and 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and accumulated deficits.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows. As there can be no assurance that the Company will be able to achieve positive cash flows (become profitable) and raise sufficient capital to maintain operations there is substantial doubt about the Company’s ability to continue as a going concern.

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at March 31, 2017 and December 31, 2016 consist solely of cards inventory. As of March 31, 2017 and December 31, 2016, the Company did not believe an inventory valuation allowance was necessary to record inventory to net realizable value were necessary.

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

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service that are provided on a consumption basis (for example, the number of transactions processed over a period of time) is recognized commensurate with the customer utilization of such resources, Generally, the contract calls for a minimum number of transactions to be charged by the Company on a monthly basis. Accordingly, the Company records the minimum transactional fee based on the passage of a month’s time as revenues. Amounts in excess of the monthly minimum, are charged to customers based on the actual number of transactions.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three months ending March 31, 2017 and 2016, there is no provision for income tax as the Company had a tax loss for United States and foreign activities and all of the Company’s carryforwards are reserved for. The Company’s gain or loss on derivative liability during three months ending March 31, 2017 and 2016 is not subject to tax.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 – Simplifying the Test for Goodwill Impairment, which modified the goodwill impairment test and required an entity to write down the carrying value of goodwill up to the amount by which the carrying amount of a reporting unit exceeded its fair value. We have not early adopted this ASU and are currently evaluating the impact on our financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. We are currently reviewing the potential impact to the financial statements.

NOTE 2 – OTHER CURRENT ASSETS

The Company has continued to make an investment in kiosks to provide electronic ticketing for transit systems in Colombia. The increase in other current assets is principally due to payments made in relation to the expansion of the kiosk program on account. Kiosks when received will be included in inventory until they are placed into service.

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending
Useful Lives	10 Years	10 Years	10 Years	n/a	Total
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291
Additions	—	—	—	8,126	8,126
Amortization	(39,679)	(53,885)	(704)	—	(94,268)
Carrying Value at March 31, 2017	$1,406,487	$1,946,973	$7,363	$27,326	$3,388,149

The following is a summary of intangible assets as of March 31, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,444,646	$14,087	$27,326	$4,073,218
Accumulated amortization	(180,672)	(497,673)	(6,724)	—	(685,069)
Carrying Value at March 31, 2017	$1,406,487	$1,946,973	$7,363	$27,326	$3,388,149

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
2017	305,780
2018	407,706
2019	407,706
2020	402,109
2021	398,567
Thereafter	1,466,281
$3,388,149

NOTE 4 – OTHER ASSETS

The Company continues to make investments in its technology platforms that prior to these assets being placed into service are included in other assets.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
Computers and equipment	$360,897	$192,928
Furniture and fixtures	109,200	109,200
	470,097	$302,128
Less Accumulated depreciation	201,711	186,446
Property and equipment, net	$268,386	$115,682

Depreciation expense totaled $15,266 and $9,013 for the three months ended March 31, 2017 and 2016, respectively.

See Note 12 for equipment ($163,407) acquired pursuant to a capital lease.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
Trade payables	$1,416,238	$341,002
Accrued interest	48,112	600,624
Accrued payroll and related	540,977	421,771
Other accrued expenses	83,693	324,503
Total	$2,089,020	$1,687,900

NOTE 7 - NOTES PAYABLE, NET

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which substantially all Investors agreed to convert all amounts of notes payable and convertible notes payable (note 7) due and payable to such persons including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of notes and convertible notes amounting to $6,331,000 into 84,822,006 shares of Company common stock with a fair value of $21,691,000. The Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share.

As a result of the above agreements associated with the conversion Agreements, the Company recorded a loss on the conversion of debt of approximately $6.0 million (including the effect of the elimination of related conversion feature derivative liabilities - see note 9), a loss on the modification of the warrants of approximately $0.2 million, and a loss on modification of the derivatives of approximately $0.3 million.

On February 22, 2017, the Company entered into an Agreement and Release (the “February 22, 2017 Agreement”) with a holder of certain debentures that will represent final and full payment of all amounts owed under these debentures which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants previously accounted for as derivative liabilities as well as certain pledged shares (2,500,000 shares) in exchange for $300,000 in cash which was paid in May 2017. As a result of the February 22, 2017 Agreement, the Company recorded a gain on the extinguishment of notes payable of approximately $2.8 million.

See notes 8 and 9.

The following is a summary of notes payable as of March 31, 2017 and December 31, 2016:	2017	2016
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. At March 31, 2017, the remaining outstanding note carried an outstanding balance of $32,037. Payments of $6,300 including principal and interest are due monthly. The interest rate is 15.47% per annum. Total outstanding principal and interest is due on September 16, 2017.	$32,037	$46,210

The below section of notes payable were all converted to common stock at $0.10 per share. In connection with the January 2017 conversion agreements described above	.

In September 2015, the Company issued 12% notes totaling $973,000. The notes were secured by the assets of the Company, matured in September 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which were presented as a discount against the notes and amortized into interest expense over the terms of the notes.	—	963,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes were secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which were presented as a discount against the note and amortized into interest expense over the terms of the notes.	—	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note was secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which was presented as a discount against the note and amortized into interest expense over the term of the note.	—	25,000

In December 2015, the Company issued 12% notes totaling $850,000. The notes are secured by the assets of the Company and matured in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price on the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	—	850,000

In January 2016, the Company issued 12% notes totaling $100,000. The note was secured by the assets of the Company, matured in January 2017, and accrued interest was convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.

	—	100,000

In December 2016, the Company issued promissory notes with an aggregate face value of $1,275,000 which were payable one year from the date of issuance and accrued interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The notes holders also received 1,912,500 shares of common stock, with a fair value of $191,250. The Company allocated the proceeds to the notes and common stock based on their relative fair values, resulting in a discount against the notes for the common stock of $166,304, which was amortized into expense through the date of conversion. In connection with the issuance of the notes and common stock, the Company also incurred debt issuance costs of $212,427, of which $184,719 was recorded as debt issuance costs against the notes to be amortized over the one-year terms of the notes.	—	1,275,000

In November 2016,, the Company issued a 12% promissory note due in January 2017 to an officer and principal stockholder in the amount of $13,609. In connection with the issuance of this note, the company also issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share. This loan was repaid in April 2017. The note holder also received 20,414, shares of the Company’s common stock with a fair value of $2,041.	13,609	13,609

In January 2017, the Company issued a Senior Unsecured Note with a face value of $3,000,000, payable two years form issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,170,000. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $841,727 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,200,000 shares of common stock of the Company with a fair value of $312,000, of which $224,460 was recorded as debt issuance costs to be amortized into interest expense over the two-year term of the note.	3,000,000	—

Total Principal Outstanding	$3,045,646	$3,497,819
Unamortized Deferred Debt	(284,891)	(159,375)
Unamortized Deferred Debt Issuance Costs	(771,583)	(177,022)
Notes Payable, Net	$1,989,172	$3,161,422

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended March 31, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$3,497,819	$(177,022)	$(159,375)	$3,161,422
New issuances	3,000,000	(310,790)	(841,727)	1,847,483
Payments	(14,173)	—	—	(14,173)
Conversions	(3,438,000)			(3,438,000)
Amortization	—	202,921	229,519	432,440
Balance at March 31, 2017	$3,045,646	$(284,891)	$(771,583)	$1,989,172

Future maturities of notes payable are as follows:

Year Ending December 31,
2017	$45,646
2018	—
2019	3,000,000
Thereafter	—
$3,045,646

NOTE 8 - CONVERTIBLE NOTES PAYABLE, NET

See Note 7 for transactions associated with the reduction in convertible notes payable on January 31, 2017.

Convertible notes consisted of the following as of March 31, 2017 and December 31, 2016:

	2017	2016
The below section of convertible notes payable were all converted to common stock at $0.10 per share in connection with the January 2017 conversion agreements described in Note 7	.

In June 2015, the Company issued 10% convertible notes in the aggregate principal amount of $700,000. The notes were secured by the assets of the Company, matured in June 2016, and were convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment to anti-dilution protection that required these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 9. The Company also incurred debt issuance costs of $124,000, which were presented as a discount against the note and amortized into interest expense over the term of the note.	—	$680,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject for adjustment to anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 9. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note.	—	166,000

In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, originally maturing in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.	—	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The note is secured by the assets of the Company, matures in October 2016, and is convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The Company also issued 1,033,337 shares of common stock to the noteholders. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the note. In August 2016, the Company entered into an agreement with the April 2016 Investors to reduce the exercise price on the embedded conversion feature and warrants to $0.10 and increase the number of warrants to 15,500,000. The August 2016 change in the terms of these convertible notes has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts.	—	1,550,000

Total Principal Outstanding	$—	$2,568,095
Unamortized Discounts – Derivatives	—	(6,466)
Unamortized Discounts – Debt issuance costs	—	(66,033)
Convertible Notes, Net	$—	$2,495,596

The following is a roll-forward of the Company’s convertible notes and related discounts for the three months ended March 31, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$2,568,095	$(66,033)	$(6,466)	$2,495,596
Conversions	(2,568,095)	—	—	(2,568,095)
Amortization	—	66,033	6,466	72,499
Balance at March 31, 2017	$—	$—	$—	$—

NOTE 9 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company had determined that certain conversion features and warrants are derivative liabilities.

As described in Note 7 above, the Company on January 31, 2017 entered into Conversion Agreements with Investors pursuant to which Investors agreed to convert all amounts of debt accrued and payable to such persons including interest under the terms of their respective financing or loan agreement into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The investors at the time of conversion also agreed to waive any existing rights with respect to certain price protection and anti-dilution rights contained in their Stock Purchase Warrants.

Additionally, on February 22, 2017, the Company entered into an Agreement and Release with a holder of certain debentures that will represent final and full payment of all amounts owed under such which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants (previously accounted for as derivative liabilities) as well as certain pledged shares (2,500,000 shares) in exchange for $300,000 in cash. These debentures also had potential price adjustments on these debentures that have also been eliminated.

Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of March 31, 2017.

A summary of derivative activity for the three months ended March 31, 2017 is as follows:

Balance at December 31, 2016	$18,056,631
Modification of derivatives	319,770
Cancellation of warrants previously accounted for as derivative liabilities and elimination of derivative conversion features resulting from conversion of related debt to equity	(11,213,573)
Reclassification of derivatives to equity upon removal of price protection in warrants	(7,614,974)
Change in fair value	452,146
Balance at March 31, 2017	$—

NOTE 10 – RELATED PARTY TRANSACTIONS

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at December 31, 2016. The note was repaid in April 2017. In November 2016, the related party also received 20,414 shares of the Company’s common stock with a fair value of $2,041.

Convertible Notes Payable

On January 31, 2017, the Company entered into Conversion Agreements with Mr. Selzer, a director of the Company and Vista Associates, a family partnership to which Mr. Selzer converted $150,000 in debt plus interest into 1,753,500 shares of common stock and $40,000 of debt plus interest into 1,537,778 shares of common stock.

Purchase of Common Stock

In April 2017, Mr. Selzer purchased an additional 500,000 shares of common stock of the latest offering as described in Note 10.

Other

In connection with securing third-party financing, the Company incurred fees to Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer. The Network 1 fees comprise of $360,000 payable in cash and the issuance of 2,200,000 shares of common stock of the Company. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. The agreement calls for Network 1 to receive commission, in cash and stock based on the total amount of proceeds from any financing it secures for the Company.

The Company’s headquarters are located in Long Beach, New York where the Company leases offices from Bridgeworks LLC (“Bridgeworks”), a company providing office facilities which is principally owned by Mr. Beck, the Chief Executive Officer of the Company. The Company paid Bridgeworks, $13,500 during the first three months ended March 31, 2017.

NOTE 11 – STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock

As described in Note 7, on January 31, 2017, in connection with the issuance of a $3,000,000 Senior Unsecured Note, an aggregate of 4,500,000 shares of Common Stock was issued to the Investor and the Company issued Network 1 Financial Securities, Inc., a registered broker-dealer, 1,200,000 shares of common stock of the Company in conjunction with its services.

As described in Notes 7 and 8, on January 31, 2017, the Company entered into Conversion Agreements with Investors pursuant to which Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per shares. The Conversion Agreements resulted in the issuance of approximately 84,822,000 shares of Company common stock.

On March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,170,000. One individual March 2017 Accredited Investor, has agreed to fund $830,000 by the balance of the offering by the end of the third quarter of 2017 of which $400,000 has been received as of the date of this report. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

Additionally, the Company cancelled certificates for 2,500,000 shares of common stock acquired in conjunction with the purchase of certain debentures.

During the quarter ended March 31, 2017, the Company issued 366,750 shares of common stock as consideration for services. The fair value of the shares, totaling $42,377, was estimated based on the publicly quoted trading price and recorded as expense.

Warrants

As more fully described above the Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share. Certain warrants were issued in connection with business arrangements and those warrants remained at original price per share of common stock.

Furthermore, as more fully described above in Note 7, the Company as part of a transaction cancelled 3.6 million warrants.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2016	51,138,697	$0.11	3.8 Years
Cancelled	(3,600,000)	$0.08	3.9 Years
Outstanding at March 31, 2017	47,538,697	$0.08	3.5 Years

Stock Options

On August 10, 2016, the Company entered into an amended agreement (the “Amendment”) with Parity Labs, LLC (“Parity”) to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016. Parity options vested in entirety upon Mr. Beck becoming Chief Executive Officer (“CEO”) of Ipsidy, Inc. in January 2017. Mr. Beck is the manager of Parity.

In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017, the Company granted the CEO and CFO stock options to acquire 15,000,000 shares and 5,000,000 shares of common stock of the Company, respectively, at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreements with the CEO and CFO in which they will be provided 15,000,000 shares and 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold as defined in their respective agreements.

The Company determined the grant date fair value of the options granted during the three months ended March 31, 2017 using the Black Scholes Method and the following assumptions:

Expected Volatility – 85%

Expected Term – 5.0 Years

Risk Free Rate – 1.92%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended March 31, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	86,925,000	$0.21	9.5	$10,023,400
Granted	20,000,000	$0.10	9.8	$—
Forfeitures	(875,000)	$0.10	8.8	$—
Outstanding as of March 31, 2017	106,050,000	$0.19	9.1	$16,594,997
Exercisable as of March 31, 2017	72,575,000	$0.16	8.9	$9,411,664

The following table summarizes stock option information as of March 31, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	8.5 Years	3,062,500
$0.05	36,500,000	9.4 Years	21,750,000
$0.10	27,250,000	9.6 Years	12,520,834
$0.15	6,300,000	8.4 Years	3,641,666
$0.25	500,000	9.0 Years	100,000
$0.40	1,000,000	8.9 Years	1,000,000
$0.45	31,000,000	8.5 Years	30,500,000
Total	106,050,000	9.1 Years	72,575,000

During the three months ended March 31, 2017, the Company recognized approximately $2,294,000 of stock-based compensation expense of which approximately $1,620,000 and $674,000 was related to employee and non-employees, respectively. As of March 31, 2017, there was approximately $4,830,000 of unrecognized compensation costs related to stock options outstanding which will be expensed through 2019.

NOTE 12 – DIRECT FINACING LEASE

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term began in May 2016 when the kiosk were installed and operational and when the lease commenced. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lease has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. The lease was accounted for as a direct financing lease.

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue for the three months ended March 31, 2017 of approximately $19,000. There was no income in the first three months of 2016 as the equipment was placed into service in May 2016.

The equipment is subject to direct lease valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received is approximately $1,422,000 before executory cost. Unearned income is recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows:

2017	$91,608
2018	122,145
2019	122,145
2020	122,145
2021	122,145
Thereafter	529,322
Sub-total	1,109,510
Less deferred revenue	(401,899)
Net investment in lease	$707,611

NOTE 13– LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of March 31, 2017 is $2,679. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of March 31, 2017. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year Ending

2017	$32,322
2018	43,096
2019	43,096
2020	43,096
2021	43,096
Thereafter	10,776
Total minimum lease payments	215,482

Less: Amount representing interest	54,032

Present value of minimum lease payments	$161,450

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Ipsidy Inc. and its subsidiaries.

Overview

Ipsidy Inc. together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision is to enable solutions that provide pre-transaction verification of identity as well as embed identity verification within every electronic transaction message processed through our platform or other electronic systems. We are building upon our existing capabilities in biometric identification and multi-factor identity management solutions to develop an identity transaction platform for our business customers. The platform is being designed to enable the end users of our business customers to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The existing system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

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

Management believes that some of the advantages of the Company’s platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity management and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to border security, public safety, public transportation, enterprise security payment transactions and banking.

The company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTC Markets under the trading symbol “IDGS”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (407) 951-8640. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

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

Going concern

As of March 31, 2017, the Company had an accumulated deficit of approximately $57.6 million. For the three months ended March 31, 2017 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $4.0 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2016 and 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

Three Month Ended March 31, 2017 and March 31, 2016

Revenues, net

During the three-months ended March 31, 2017, the Company had revenues of approximately $585,000 compared to $321,000 in the three- months ended March 31, 2016. Cards Plus and ID Solutions (which were acquired on February 8, 2016) had revenue of $458,000 in the three months ended March 31, 2017 compared to $271,000 in the three months of 2016, an increase of $187,000.

Cost of sales

During the three months ended March 31, 2017, cost of sales were higher than the cost of sales in the three month period ended March 31, 2016 due to the revenue increase. The revenue increases were principally related to the acquisition of Cards Plus in 2016.

Operating Expenses

During the three months ended March 31, 2017 compared to March 31, 2016, general and administrative expense decreased by approximately $0.1 million principally due to lower stock compensation charges (approximately $0.9 million) offset by higher staff compensation expense as staff and consulting resources were added to support the current and future operations.

During the three months ended March 31, 2017, the Company recorded approximately $2.3 million compared to $3.2 million in the three months ended March 31, 2016 for stock compensation expense.

Depreciation and amortization expense remained consistent in the three months ended March 31, 2017 compared to March 31, 2016.

Other Income (Expense)

Derivative Liability and Net Loss on Modification of Debt

The derivative liability is associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of these provisions as of March 31, 2016, the Company experienced a reduction in the derivative liability and recorded a benefit of approximately $12.9 million in the three months ended March 31, 2016. The decline in the derivative liability is associated with the lower stock price.

During the first three months of 2017, the Company performed valuations of the existing liability at the applicable dates as these debentures and warrant terms and conditions were modified and/or eliminated as a result of the Company’s elimination and repayment of certain existing obligations as of January 31, 2017. In the first three months of 2017, the Company recorded an expense of approximately $0.5 million due to these valuations. Additionally, the Company recorded a gain on the extinguishment of certain notes payable (approximately $2.8 million), a loss on the modification of derivatives (approximately $0.3 million), loss on modification of warrants (approximately $0.2 million), and a loss on the conversion of debt (approximately $6.0 million). (See Notes 7 and 9).

Interest expense

Interest expense decreased in the three months ended March 31, 2017 principally due to the debt for equity conversion on January 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2017, the Company had approximately $4.9 million of cash and had approximately $3.2 million of net working capital.

Cash used in operating activities was approximately $1.2 million and $0.6 million in the three months ended March 31, 2017 and March 31, 2016, respectively.

The Company raised approximately $7.0 million of additional financing in the first three months 2017 as the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3.0 million in consideration of a Senior Unsecured Note and an aggregate of 4.5 million shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%. Additionally, on March 22, 2017, the “Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of approximately $4.0 million. The Company has received proceeds of approximately $3.2 million and one individual March 2017 Accredited Investor has agreed to fund approximately $.8 million by the end of the third quarter of 2017 of which approximately $.4 million has been received as of the date of the filing of this report.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time other than the amounts detailed in the subsequent events. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on the organization

As described in Note 7, on January 31, 2017, the Company converted approximately $6.3 million of debt and accrued interest into 84,822,006 shares of Company common stock. All Investors that converted their debt and accrued interest to equity also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share. Additionally, on February 22, 2017, the Company entered into an Agreement and Release (“February 22, 2017 Agreement”) with a holder of certain debentures that will represent final and full payment of all amounts owed under these debentures which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants as well as the right to certain pledged shares in exchange (2,500,000 shares) for $300,000 in cash which was paid in May 2017.

The combination of the above events effectively refinanced the Company’s financial position in the first quarter of 2017 and provided near-term financing requirements. The Company anticipates additional financing will be required beyond the current actions and the amounts will be dependent on current operations and investments the Company may pursue.

Additionally, during the first three months of 2017, the Company entered into a lease that met the criteria for capitalization and resulted in a capital lease obligation of approximately $161,000 at lease inception. The payments are approximately $43,095 annually during the five year lease term.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the audited financial statements included in our annual report on form 10K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which are as follows:

-

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

The Company expanded significantly in 2015 and 2016 as a result of the acquisition of MulitPay and FIN Holdings. Due to the Company’s limited capital resources, it has not been able to establish the proper financial reporting of its subsidiaries, which have operations in Colombia and South Africa.

-	There is a strong reliance on outside consultants to prepare the annual and quarterly consolidated financial statements as well as provide assistance in monitoring new accounting principles to ensure compliance with US GAAP and SEC disclosure requirements.

-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

-	A formal audit committee has not been formed.

In order to address the above material weaknesses, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company, which were appointed to such offices on January 31, 2017, and have initiated the following actions to remediate the material weaknesses:

-	In addition to the engagement of Mr. Beck and Mr. Stoller, who are both experienced public company executives, the Company is evaluating its personnel resources and is considering engaging additional permanent skilled finance and accounting resources. One additional financial resource will begin in August 2017.

-	The Company has engaged independent consultants to assist with certain areas of the reconciliation and accounting functions and may continue such engagement or hire additional consultants as needed.

-	The Company has taken certain steps to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts included assessing the capabilities of the financial staff, reviewing systems and ensuring appropriate levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Company’s internal control environment.

-	The Company has taken steps to enhance its internal governance and compliance function. The Company intends to form appropriate committees during the next six months and periodic and regular meetings will be held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Company’s plan to remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2017, Mr. Stoller and the Company entered into an Executive Retention Agreement pursuant to which Mr. Stoller agreed to serve as Chief Financial Officer pursuant to which the Company granted Mr. Stoller a Stock Option to acquire 5 million shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Stoller pursuant to which Mr. Stoller will purchase 5 million shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. The Stock Options vest with respect to (i) one-third of the shares of common stock upon the one year anniversary of the grant date and (ii) in 24 equal tranches commencing on the one-year anniversary of the grant date.

On January 31, 2017, Mr. Beck and the Company entered into an Executive Retention Agreement pursuant to which the Company granted Mr. Beck a Stock Option to acquire 15 million shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck will purchase 15 million shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each of the Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of an aggregate of $6,331,000 into 84,822,006 shares of Company common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price more than $0.10 per share to $0.10 per share.

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3 million into the Company in consideration of a Promissory Note (the “Stern Note”) and 4.5 million shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to prepay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or more than approximately $15 million.

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4.0 million or a per share price of $0.20. The Company has received proceeds of $3.2 million as of March 22, 2017. An individual March 2017 Accredited Investor has agreed to fund $0.8 million no later than the end of the second quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $0.2 million and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	(2)	Agreement and Plan of Reorganization
3.1	(1)	Certificate of Incorporation
3.2	(1)	By-laws
3.3	(7)	Certificate of Ownership and Merger

3.4	(58)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon
4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese

4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the June 2015 Investors
4.5	(19)	Form of Secured Convertible Debenture issued to the June 2015 Investors
4.6	(20)	Form of Common Stock Purchase Warrant issued to the June 2015 Investors
4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon
4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon
4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon
4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors
4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer
4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.
4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.
4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.
4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015
4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015
4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015
4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors
4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors
4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors
4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors
4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors
4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors
4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors
4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors

4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors
4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors
4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors

4.34	(56)	Stock Option issued to Parity Labs, LLC
4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017
4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust
4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017
4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc and the March 2017 Accredited Investors
10.2	(3)	Assignment of Patents
10.3	(3)	Assignment of Patents
10.4	(3)	Assignment of Patents
10.5	(3)	Employment Agreement of David Jones
10.6	(3)	Employment Agreement of Douglas Solomon
10.7	(3)	Employment Agreement of Thomas Szoke
10.8	(3)	Promissory Note
10.9	(3)	Flextronics Manufacturing Services Agreement
10.10	(4)	Agreement with Tiber Creek Corporation
10.11	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013
10.12	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013
10.13	(5)	Agreement extending due date of $600,000 Penn Investments Note
10.14	(5)	Agreement extending due date of $310,000 Penn Investments Note
10.15	(5)	Promissory Note for $20,000 payable to Penn Investments
10.16	(5)	Promissory Note for $180,000 payable to Penn Investments
10.17	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.
10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke
10.19	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke
10.20	(9)	The ID Global Solutions Corporation Equity Compensation Plan
10.21	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon
10.21(a)	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC
10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.23	(12)	Form of Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders
10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015
10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015

10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015
10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015
10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015
10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015
10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015
10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015
10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015
10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders
10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016
10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017
10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017
10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017
10.41	(58)	Form of Conversion Agreement dated January 31, 2017
10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company
10.43	(60)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2015
10.44	(58)	Form of Indemnity Agreement
14.1	(61)	Code of Ethics
21.1	(61)	List of Subsidiaries
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(57)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(58)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(59)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2017

(60)          Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(61)          Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

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

Dated: August 4, 2017