Form 10-Q/A
period 2017-03-31
Ipsidy Inc.
filed 2017-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-54545

Ipsidy Inc

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

EXPLANATORY NOTE

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 4, 2017, Ipsidy Inc. (the “Company”) determined that a computation error occurred in its calculation of stock-based compensation for the period ended March 31, 2017.

In accounting for the Company’s stock-based compensation for the period ended March 31, 2017, the Company utilized an incorrect common stock fair value as an input in the black-scholes calculation which determines the fair value of one stock option tranche that vested on January 31, 2017. Upon correcting for the previously used option price, the Company determined that stock-based compensation (non-cash) should have been $1,000,000 higher than previously reported.

As a result, to correct this non-cash accounting error, the Company is filing this Amendment No. 1 to the Form 10-Q (“Amendment No. 1”) for the purpose of restating its condensed financial statements for the three months ended March 31, 2017 included in Part I, “Item 1. Financial Statements.” See Note 15 to the condensed consolidated financial statements included in this Amendment No. 1 for further information relating to the restatements. Conforming changes have been made to Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, Part I, “Item 4. Controls and Procedures” has been revised to reflect management’s continuing reassessment of the Company’s financial reporting and disclosure controls and procedures. Part II, “Item 6. Exhibits” has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2 and 32.

Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q are the only portions of the Form 10-Q being amended and restated by this Amendment No. 1. The Company has not modified or updated disclosures presented in the Form 10-Q, except to reflect the effects of the restatements. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-Q on August 4, 2017, and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the Form 10-Q on August 4, 2017.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited) (restated)
ASSETS
Current Assets:
Cash	$4,946,012	$689,105
Accounts receivable, net	112,634	138,359
Current portion of net investment in direct financing lease	48,734	44,990
Inventory	147,816	150,679
Other current assets	388,200	166,479
Total current assets	5,643,396	1,189,612

Property and Equipment, net	268,386	115,682
Other Assets	693,872	358,343
Intangible Assets, net	3,388,149	3,474,291
Goodwill	6,736,043	6,736,043
Net Investment in Direct Financing Lease, net of current portion	658,877	674,015
Total assets	$17,388,723	$12,547,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,089,020	$1,687,900
Convertible notes payable, net, current portion	—	250,000
Derivative liability	—	8,388,355
Notes payable, net, current portion	45,646	109,819
Capital lease obligation, current portion	25,071	—
Deferred revenue	255,657	398,680
Total current liabilities	2,415,394	10,834,754

Convertible notes payable, net, less current maturities	—	2,245,596
Notes payable, net less current maturities	1,943,526	3,051,603
Capital lease obligation, net of current portion	136,379	—
Derivative liability, net of current portion	—	9,668,276
Total liabilities	4,495,299	25,800,229

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized; 344,093,411 and 234,704,655 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	34,409	23,470
Additional paid in capital	71,952,037	35,341,669
Stock subscription receivable	(830,000)	—
Accumulated deficit	(58,595,085)	(48,925,993)
Accumulated comprehensive income	332,063	308,611
Total stockholders’ equity (deficit)	12,893,424	(13,252,243)
Total liabilities and stockholders’ equity (deficit)	$17,388,723	$12,547,986

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(restated)
Revenues:
Products and services	$565,545	$320,746
Lease income	19,144	—
Total revenues, net	584,689	320,746

Operating Expenses:
Cost of sales	149,129	118,110
General and administrative	5,255,382	4,392,886
Research and development	29,070	29,072
Depreciation and amortization	109,534	103,079
Total operating expenses	5,543,115	4,643,147

Loss from operations	(4,958,426)	(4,322,401)

Other Income (Expense):
(Loss) gain on derivative liability	(452,146)	12,941,663
Gain on extinguishment of notes payable	2,802,235	—
Loss on modification of derivatives	(319,770)	—
Loss on modification of warrants	(158,327)	—
Loss on conversion of debt	(5,978,643)	—
Interest expense	(604,015)	(926,752)
Other income (expense), net	(4,710,666)	12,014,911

(Loss) income before income taxes	(9,669,092)	7,692,510

Income taxes	—	—

Net (loss) income	$(9,669,092)	$7,692,510

Net income (loss) per share - Basic	$(0.03)	$0.04

Net income (loss) per share - Diluted	$(0.03)	$(0.02)

Weighted Average Shares Outstanding - Basic	295,596,151	201,816,797

Weighted Average Shares Outstanding - Diluted	295,596,151	270,712,051

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(restated)

Net (loss) income	$(9,669,092)	$7,692,510
Foreign currency translation gains	23,452	47,538
Comprehensive income (loss)	$(9,645,640)	$7,740,048

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (Restated)

	Common Stock Shares	Amount	Stock Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2016	234,704,655	$23,470	$—	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)
Reclassification of derivatives upon removal of price protection in warrants	—	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	—	21,601,191	—	—	21,609,673
Loss on modification of warrants	—	—	—	158,327	—	—	158,327
Stock-based compensation (restated, see Note 15)	—	—	—	3,294,160	—	—	3,294,160
Common stock issued for services	366,750	37	—	42,339	—	—	42,376
Common stock issued with note payable	4,500,000	450	—	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	—	224,340	—	—	224,460
Common stock issued for cash	20,000,000	2,000	(830,000)	3,998,000	—	—	3,170,000
Cash and common stock issued for equity issuance costs	1,000,000	100	—	(289,490)	—	—	(289,390)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	—	(874,750)	—	—	(875,000)
Net loss (restated, see Note 15)	—	—	—	—	(9,669,092)	—	(9,669,092)
Foreign currency translation	—	—	—	—	—	23,452	23,452
Balances, March 31, 2017	344,093,411	$34,409	$(830,000)	$71,952,037	$(58,595,085)	$332,063	$12,893,424

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,669,092)	$7,692,510
Adjustments to reconcile net (loss) income with cash flows from operations:
Depreciation and amortization expense	109,534	103,079
Stock-based compensation (restated, see Note 15)	3,294,160	3,214,732
Common stock issued for services	42,376	270,000
Amortization of debt discount	235,985	655,817
Amortization of debt issuance costs	268,954	167,700
Loss (gain) on derivative liability	452,146	(12,941,663)
Gain on settlement of notes payable	(2,802,235)	—
Loss on modifcation of derivatives	319,770	—
Loss on modification of warrants	158,327	—
Loss on conversion of debt	5,978,643	—
Changes in operating assets and liabilities:
Accounts receivable	25,725	731,004
Net investment in direct financing lease	11,394	—
Other current assets	(226,174)	(32,200)
Inventory	2,863	(74,261)
Accounts payable and accrued expenses	736,535	(284,877)
Deferred revenue	(143,012)	(70,116)
Net cash flows from operating activities	(1,204,101)	(568,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,563)	(11,307)
Investment in other assets including work in process	(343,655)	(20,157)
Cash acquired in acquisition	—	419,042
Net cash flows from investing activities	(348,218)	387,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	3,000,000	100,000
Proceeds from the sale of common stock, net	2,880,710	—
Payment of debt issuance costs	(86,331)	—
Principal payments on notes payable	(14,173)	(16,372)
Principal payments on capital lease obligation	(1,957)	—
Net cash flows from financing activities	5,778,249	83,628

Effect of Foreign Currencies	30,977	57,229

Net Change in Cash	4,256,907	(39,840)
Cash, Beginning of the Period	689,105	349,873
Cash, End of the Period	$4,946,012	$310,033

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and related interest	$21,609,673	$21,222
Reclassification of derivative liabilities upon conversion of related notes payable	$—	$316,734
Reclassification of derivatives upon removal of price protection in warrants	7,614,974	—
Issuance of common stock for debt issuance costs	$224,460	$76,000
Acquisition of equipment pursuant to a capital lease	$163,407	—
Acquisition of FIN Holdings:
Issuance of common stock as consideration	$—	$9,000,000
Assumed liabilities	—	914,218
Inventory	—	(112,408)
Accounts receivable	—	(311,867)
Property and equipment	—	(100,339)
Intangible assets	—	(8,970,562)
Cash acquired	$—	$419,042

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

	For the three months ended March 31, 2017			For the three months ended March 31, 2016
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$(9,669,092)	295,596,151	$(0.03)	$7,692,510	201,816,797	$0.04

Effect of Dilutive Securities
Stock Options	—	—	—	—	13,387,521	—
Warrants	—	—	—	—	26,910,433	—
Convertible Debt	—	—	—	(12,014,911)	28,597,300	—
Dilute EPS
Income available to stockholders plus assumed conversions	$(9,669,092)	295,596,151	$(0.03)	$(4,322,401)	270,712,051	$(0.02)

Going concern

As of March 31, 2017, the Company had an accumulated deficit of approximately $58.6 million. For the three months ended March 31, 2017 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $5.0 million.

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

During the three months ended March 31, 2017, the Company recognized approximately $3,294,000 of stock-based compensation expense of which approximately $1,620,000 and $1,674,000 was related to employee and non-employees, respectively. As of March 31, 2017, there was approximately $4,830,000 of unrecognized compensation costs related to stock options outstanding which will be expensed through 2019 (see Note 15).

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

NOTE 15 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMNTS

Subsequent to filing its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”) with the Securities and Exchange Commission (the “SEC”) on August 4, 2017, the Company determined that a computation error occurred in its calculation of stock-based compensation for the period ended March 31, 2017.

In accounting for the Company’s stock-based compensation for the period ended March 31, 2017, the Company utilized an incorrect common stock fair value as an input in the black-scholes calculation which determines the fair value of one stock option tranche that vested on January 31, 2017. Upon correcting for the previously used option price, the Company determined that stock-based compensation should have been $1,000,000 higher than previously reported.

The Company has restated its previously issued financial statements as of and for the three months ended March 31, 2017, to correct the non-cash error related to its stock-based compensation.

The impact of the restatements is reflected below for the periods indicated:

CONSOLIDATED BALANCE SHEET

	As of March 31, 2017

	As Previously
	Reported	Adjustment	Restated

ASSETS
Total assets	$17,388,723	$—	$17,388,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total current liabilities	2,415,394	—	2,415,394

Total long-term liabilities	2,079,905	—	2,079,905
Total liabilities	4,495,299	—	4,495,299

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Common stock, $0.0001 par value, 500,000,000 shares
authorized; 344,093,411 and 234,704,655 shares issued
and outstanding as of March 31, 2017 and December 31, 2016, respectively	34,409	—	34,409
Additional paid in capital	70,952,037	1,000,000	71,952,037
Stock subscription receivable	(830,000)	—	(830,000)
Accumulated deficit	(57,595,085)	(1,000,000)	(58,595,085)
Accumulated comprehensive income	332,063	—	332,063
Total stockholders’ deficit	12,893,424	—	12,893,424
Total liabilities and stockholders’ deficit	$17,388,723	$—	$17,388,723

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2017

	As Previously
	Reported	Adjustment	Restated

Total revenues, net	$584,689	$—	$584,689

Operating Expenses:
Cost of Sales	149,129		149,129
General and administrative	4,255,382	1,000,000	5,255,382
Research and development	29,070	—	29,070
Depreciation and amortization	109,534	—	109,534
Total operating expenses	4,543,115	1,000,000	5,543,115

Loss from operations	(3,958,426)	(1,000,000)	(4,958,426)

Other income (expense), net	(4,710,666)	—	(4,710,666)

Income loss before income taxes	(8,669,092)	(1,000,000)	(9,669,092)

Income Taxes	—	—	—

Net (loss)	$(8,669,092)	$(1,000,000)	$(9,669,092)

Net (loss) per share - Basic and diluted	$(0.03)	$—	$(0.03)

Weighted Average Shares Outstanding - Basic and diluted	295,596,151	—	295,596,151

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three months ended

	As Previously
	Reported	Adjustment	Restated

Net loss	$(8,669,092)	$(1,000,000)	$(9,669,092)

Add:

Foreign currency translation gain	23,452	—	23,452

Comprehensive loss	$(8,645,640)	$(1,000,000)	$(9,645,640)

Certain amounts in the related statement of cash flows have been corrected, but those changes did not impact the cash provided from or used in operating, investing or financing activities.

The adjustment column for the condensed consolidated financial statement includes the increase in stock compensation by $1,000,000 in the balance sheet as of March 31, 2017 and for the three months ended March 31, 2017.

●	The balance sheet reflects an increase by $1,000,000 to accumulated deficit and additional paid in capital.

●	The statement of operations increases general and administrative expense and net loss by $1,000,000.

●	The statement of comprehensive income reflects on increase in net loss for the increase in stock compensation expense.

●	There is no impact on net cash flow from operating activities included on the statement of cash flow for the three months ended March 31, 2017 and earnings per share – basic and diluted is unchanged.

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

Going concern

As of March 31, 2017, the Company had an accumulated deficit of approximately $58.6 million. For the three months ended March 31, 2017 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $5.0 million.

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

Operating Expenses

During the three months ended March 31, 2017 compared to March 31, 2016, general and administrative expense increased by approximately $0.9 million principally due to the addition of staff and consulting resources to support the current and future operations.

During the three months ended March 31, 2017, the Company recorded approximately $3.3 million compared to $3.2 million in the three months ended March 31, 2016 for stock compensation expense.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and as a result of the March 31, 2017 Form 10-Q amended filing, which are as follows:

-

The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	The Company expanded significantly in 2015 and 2016 as a result of the acquisition of MulitPay and FIN Holdings. Due to the Company’s limited capital resources, it has not been able to establish the proper financial reporting of its domestic and foreign subsidiaries.

-	There is a strong reliance on outside consultants to prepare the annual and quarterly consolidated financial statements as well as provide assistance in monitoring new accounting principles to ensure compliance with US GAAP and SEC disclosure requirements.

-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

-	A formal audit committee has not been formed.

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