Form 10-Q
period 2017-06-30
Ipsidy Inc.
filed 2017-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common Stock, par value $0.0001	344,214,142 shares
Documents incorporated by reference:	None	Yes ☐ No ☒

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

ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,376,197	$689,105
Accounts receivable, net	158,028	138,359
Current portion of net investment in direct financing lease	50,050	44,990
Inventory	854,900	150,679
Other current assets	188,242	166,479
Total current assets	3,627,417	1,189,612

Property and equipment, net	251,363	115,682
Other assets	876,395	358,343
Intangible assets, net	3,281,809	3,474,291
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	645,861	674,015
Total assets	$15,418,888	$12,547,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,602,924	$1,687,900
Convertible notes payable, net	—	250,000
Derivative liability	—	8,388,355
Notes payable, net, current portion	15,220	109,819
Capital lease obligation, current portion	28,126	—
Deferred revenue	120,690	398,680
Total current liabilities	1,766,960	10,834,754

Convertible notes payable, net, less current maturities	—	2,245,596
Notes payable, net, less current maturities	2,087,583	3,051,603
Capital lease obligation, net of current portion	127,334	—
Derivative liability, net of current portion	—	9,668,276
Total liabilities	3,981,877	25,800,229

Commitments and contingencies (Note 11 and 12)

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized; 344,214,144 and 234,704,655 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	34,421	23,470
Additional paid in capital	72,944,964	35,341,669
Stock subscription receivable	(430,000)	—
Accumulated deficit	(61,397,665)	(48,925,993)
Accumulated comprehensive income	285,291	308,611
Total stockholders’ equity (deficit)	11,437,011	(13,252,243)
Total liabilities and stockholders’ equity (deficit)	$15,418,888	$12,547,986

See notes to condensed consolidated financial statements.

4

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Products and services	$540,616	$476,680	$1,106,161	$797,426
Lease income	18,836	13,315	37,980	13,315
Total revenues, net	559,452	489,995	1,144,141	810,741

Operating Expenses:
Cost of sales	155,141	114,548	304,270	232,658
General and administrative	2,750,955	4,147,408	8,006,337	8,540,314
Research and development	27,766	292,592	56,838	321,664
Depreciation and amortization	137,000	157,702	246,534	260,761
Total operating expenses	3,070,862	4,712,250	8,613,979	9,355,397

Loss from operations	(2,511,410)	(4,222,255)	(7,469,838)	(8,544,656)

Other Income (Expense):
Gain (loss) on derivative liability	—	4,735,589	(452,146)	17,677,252
Gain on extinguishment of notes payable	—	—	2,802,234	—
Loss on modification of derivatives	—	—	(319,770)	—
Loss on modification of warrants	—	—	(158,327)	—
Loss on settlement of notes payable	—	—	(5,978,643)	—
Interest expense	(291,168)	(1,346,025)	(895,182)	(2,272,777)
Other income (expense), net	(291,168)	3,389,564	(5,001,834)	15,404,475

(Loss) income before income taxes	(2,802,578)	(832,691)	(12,471,672)	6,859,819

Income Taxes	—	—	—	—

Net (loss) income	$(2,802,578)	$(832,691)	$(12,471,672)	$6,859,819

Net (loss) income Per Share - Basic	$(0.01)	$(0.00)	$(0.04)	$0.03

Net Loss Per Share - Diluted	$(0.01)	$(0.00)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding - Basic	344,140,554	213,860,870	319,868,353	207,537,833

Weighted Average Shares Outstanding - Diluted	344,140,554	213,860,870	319,868,353	275,753,226

See notes to condensed consolidated financial statements.

5

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income (loss)	$(2,802,578)	$(832,691)	$(12,471,672)	$6,859,819
Foreign currency translation gains	(46,772)	216,670	(23,320)	121,043
Comprehensive income (loss)	$(2,849,350)	$(616,021)	$(12,494,992)	$6,980,862

See notes to condensed consolidated financial statements.

6

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Accumulated
			Stock	Additional		Other
	Common Stock		Subscription	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Receivable	Capital	Deficit	Income	Total
Balances, December 31, 2016	234,704,655	$23,470	$—	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)
Reclassification of derivatives removal of price protection in warrants	—	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	—	21,601,191	—	—	21,609,673
Stock-based compensation	—	—	—	4,266,670	—	—	4,266,670
Common stock issued for services	487,483	49	—	62,756	—	—	62,805
Common stock issued with note payable	4,500,000	450	—	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	—	224,340	—	—	224,460
Common stock issued for cash	20,000,000	2,000	(430,000)	3,998,000	—	—	3,570,000
Cash and common stock issued for equity issuance costs	1,000,000	100	—	(289,490)	—	—	(289,390)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	—	(874,750)	—	—	(875,000)
Loss on modification of warrants	—	—	—	158,327			158,327
Net loss	—	—	—	—	(12,471,672)	—	(12,471,672)
Foreign currency translation	—	—	—	—	—	(23,320)	(23,320)
Balances, June 30, 2017	344,214,144	$34,421	$(430,000)	$72,944,964	$(61,397,665)	$285,291	$11,437,011

See notes to condensed consolidated financial statements.

7

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,471,672)	$6,859,819
Adjustments to reconcile net (loss) income with cash flows from operations:
Depreciation and amortization expense	246,534	260,761
Stock-based compensation	4,266,670	6,152,490
Common stock issued for services	62,805	270,000
Amortization of debt discount and debt issuance costs	648,996	1,899,726
Loss (gain) on derivative liability	452,146	(17,677,252)
Gain on settlement of notes payable	(2,802,234)	—
Loss on modification of derivatives	319,770	—
Loss on modification of warrants	158,327	—
Loss on settlement of debt	5,978,643	—
Write off of abandoned product	—	225,862
Changes in operating assets and liabilities:
Accounts receivable	(16,913)	5,606
Net investment in direct financing lease	23,094	7,043
Other current assets	(21,763)	75,577
Inventory	(705,579)	(162,232)
Accounts payable and accrued expenses	240,218	281,846
Deferred revenue	(277,992)	(194,690)
Net cash flows from operating activities	(3,898,950)	(1,995,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,194)	(10,518)
Investment in other assets	(536,184)	(101,753)
Cash acquired in acquisition	—	419,042
Net cash flows from investing activities	(544,378)	306,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	3,000,000	1,650,000
Proceeds from the sale of common stock	3,570,100	—
Payment of debt and equity issuance costs	(375,821)	(133,400)
Principal payments on notes payable	(44,599)	(17,655)
Principal payments on capital lease obligation	(9,904)	—
Net cash flows from financing activities	6,139,776	1,498,945

Effect of Foreign Currencies	(9,356)	121,043

Net Change in Cash	1,687,092	(68,685)
Cash, Beginning of the Period	689,105	349,873
Cash, End of the Period	$2,376,197	$281,188

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$21,609,673	$21,222
Issuance of warrants for inventory costs	$—	$79,081
Reclassification of derivative liabilities upon removal of price protection in warrants	$7,614,974	$692,850
Issuance of common stock for debt issuance costs	$224,460	$169,125
Reclassification of inventory to net investment in direct financing lease	$—	$747,944
Acquisition of equipment pursuant to a capital lease	$163,407	$—
Acquisition of FIN Holdings:
Issuance of common stock as consideration	$—	$9,000,000
Assumed liabilities	—	914,218
Inventory	—	(112,408)
Accounts receivable	—	(311,867)
Property and equipment	—	(100,339)
Intangible assets	—	(8,970,562)
Cash acquired	$—	$419,042

See notes to condensed consolidated financial statements.

8

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included (US GAAP) in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM S.A.S., IDGS S.A.S., ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., and Cards Plus Pty Ltd. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three and six months ended June 30, 2017, and the three months ended June 30, 2016, all potentially diluted shares were excluded from the calculation of diluted EPS because their impact was anti-dilutive. The following table illustrates the computation of basic and diluted EPS for the six months ended June 30, 2016:

	Net Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to stockholders	$6,859,819	207,538,833	$0.03

Effect of Dilutive Securities
Stock Options	—	10,714,189
Warrants	—	25,634,957
Convertible Debt	(17,712,426)	31,465,287
Dilute EPS
Income available to stockholders plus assumed conversions	$(10,852,597)	275,353,266	$(0.04)

Going concern

As of June 30, 2017, the Company had an accumulated deficit of approximately $61.4 million. For the six months ended June 30, 2017, the Company earned revenue of approximately $1.1 million and incurred a loss from operations of approximately $7.5 million.

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

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks will provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories as of June 30, 2017 consist of cards inventory and kiosks that have not been placed into service and inventory as of December 31,2016 consist solely of cards inventory. The Company, in 2017, acquired approximately $707,000 of additional kiosks and components.

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership.

Leases that transfer to the lessee substantially all of the risks and rewards incidental to ownership of the asset are classified as direct finance leases.

Other Assets

The increase in other assets is principally due to its continuing investments in its technology platform prior to the respective assets being placed into service.

Revenue Recognition

Revenue is recognized when persuasive evidence of arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. Revenue is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Revenue from the sale of unique secure credential products and solutions to customers is recorded at the completion of the project unless the solution benefits to the end user in which additional resources or services are required to be provided.

Revenue from club-based services arrangements that allow for the use of hosted software product that are provided on a consumption basis (for example, the number of transactions processed over a period of time) is recognized commensurate with the customer utilization of such resources. Generally, the contract calls for a minimum number of transactions to be charged by the Company monthly. Accordingly, the Company records the minimum transactional fee based on the passage of a month’s time as revenues. Amounts in excess of the monthly minimum, are charged to customers based on the actual number of transactions.

Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed price services arrangements is recognized as services are provided.

Revenue related to direct financing leases is recognized over the term of the lease using the effective interest method.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three and six months ended June 30, 2017 and 2016, there is no provision for income tax as the Company had a tax loss for United States and foreign activities and all of the Company’s carryforwards are reserved for. The Company’s gain or loss on derivative liability during the six months ending June 30, 2017 and 2016 is not subject to tax.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 – Simplifying the Test for Goodwill Impairment, which modified the goodwill impairment test and required an entity to write down the carrying value of goodwill up to the amount by which carrying amount of a reporting unit exceeded its fair value. We have not early adopted this ASU and are currently evaluating the impact on our financial statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. The effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt -Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. We are currently reviewing the potential impact to the financial statements.

NOTE 2 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending
Useful Lives	10 Years	10 Years	10 Years	n/a	Total
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291
Additions	—	—	—	18,132	18,132
Amortization	(67,953)	(141,251)	(1,410)	—	(210,614)
Carrying Value at June 30, 2017	$1,378,213	$1,859,607	$6,657	$37,332	$3,281,809

The following is a summary of intangible assets as of June 30, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,444,646	$14,087	$37,332	$4,083,224
Accumulated amortization	(208,946)	(585,039)	(7,430)	—	(801,415)
Carrying Value at June 30, 2017	$1,378,213	$1,859,607	$6,657	$37,332	$3,281,809

Future expected amortization of intangible assets is as follows for the six-month period remaining in 2017 and the calender years ending from 2018-2022 and thereafter:

2017	222,017
2018	423,203
2019	423,203
2020	423,203
2021	423,203
2022	423,203
Thereafter	943,777
$3,281,809

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	2017	2016
Computers and equipment	$197,491	$192,928
Equipment under capital lease (see note 12)	163,407	—
Furniture and fixtures	109,200	109,200
	470,098	$302,128
Less Accumulated depreciation	218,735	186,446
Property and equipment, net	$251,363	$115,682

Depreciation expense totaled $35,920 and $24,029 for the Six Months ended June 30, 2017 and 2016, respectively.

See Note 11 for equipment amounting to $163,407 acquired pursuant to a capital lease.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2017 and December 31, 2016:

	2017	2016
Trade payables	$428,858	$341,002
Accrued interest	125,000	600,624
Accrued payroll and related	710,848	421,771
Other accrued expenses	338,218	324,503
Total	$1,602,924	$1,687,900

NOTE 5 - NOTES PAYABLE, NET

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which substantially all Investors agreed to convert all amounts of notes payable and convertible notes payable (Note 6) due and payable to such persons including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of notes and convertible notes amounting to approximately $6,331,000 into 84,822,006 shares of Company common stock with a fair value of approximately $21,610,000. The Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share.

As a result of the above agreements associated with the conversion Agreements, the Company recorded a loss on the conversion of debt of approximately $6.0 million (including the effect of the elimination of related conversion feature derivative liabilities – see Note 7), a loss on the modification of warrants of approximately $0.2 million, and a loss on the modification of the derivatives of approximately $0.3 million.

On February 22, 2017, the Company entered into an Agreement and Release the (“February 22, 2017 Agreement”) with a holder of certain debentures that will represent final and full payment of all amounts owed under these debentures which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants previously accounted for as derivative liabilities as well as certain pledged shares (2,500,000 shares) in exchange for $300,000 in cash which was paid in May 2017. As a result of the February 22, 2017 Agreement, the Company recorded a gain on the extinguishment of notes payable of approximately $2.8 million.

See notes 6 and 7.

The following is a summary of notes payable as of June 30, 2017 and December 31, 2016:

	2017	2016
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. At June 30, 2017, the remaining outstanding note carried an outstanding balance of $15,220. Payments of $6,300 including principal and interest are due monthly. The interest rate is 15.47% per annum. Total outstanding principal and interest is due on September 16, 2017.	$15,220	$46,210

The below section of notes payable were all converted to common stock at $0.10 per share. in connection with the January 2017, conversion agreements described above.

In September 2015, the Company issued 12% notes totaling $973,000. The notes were secured by the assets of the Company, matured in September 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which were presented as a discount against the notes and amortized into interest expense over the terms of the notes.	—	963,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes were secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which were presented as a discount against the note and amortized into interest expense over the terms of the notes.	—	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note was secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which was presented as a discount against the note and amortized into interest expense over the term of the note	—	25,000

In December 2015, the Company issued 12% notes totaling $850,000. The notes are secured by the assets of the Company and matured in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price on the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	—	850,000

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

	—	100,000

In December 2016, the Company issued promissory notes with an aggregate face value of $1,275,000 which were payable one year from the date of issuance and accrued interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The notes holders also received 1,912,500 shares of common stock, with a fair value of $191,250. The Company allocated the proceeds to the notes and common stock based on their relative fair values, resulting in a discount against the notes for the common stock of $166,304, which was amortized into expense through the date of conversion. In connection with the issuance of the notes and common stock, the Company also incurred debt issuance costs of $212,427, of which $184,719 was recorded as debt issuance costs against the notes to be amortized over the one-year terms of the notes.	—	1,275,000

In November 2016,, the Company issued a 12% promissory note due in January 2017 to an officer and principal stockholder in the amount of $13,609. In connection with the issuance of this note, the company also issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share. This loan was repaid in April 2017. The note holder also received 20,414, shares of the Company’s common stock with a fair value of $2,041.	—	13,609

In January 2017, the Company issued a Senior Unsecured Note with a face value of $3,000,000, payable two years form issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $391,304 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000, of which $208,696 was recorded as debt issuance costs to be amortized into interest expense over the two-year term of the note.	3,000,000	—

Total Principal Outstanding	$3,015,220	$3,497,819
Unamortized Deferred Debt Discounts	(666,375)	(159,375)
Unamortized Deferred Debt Issuance Costs	(246,042)	(177,022)
Notes Payable, Net	$2,102,803	$3,161,422

The following is a roll-forward of the Company’s notes payable and related discounts for the six Months ended June 30, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$3,497,819	$(177,022)	$(159,375)	$3,161,422
New issuances	3,000,000	(310,790)	(841,727)	1,847,483
Payments	(44,599)	—	—	(44,599)
Conversions	(3,438,000)	—	—	(3,438,000)
Amortization	—	241,770	334,727	576,497
Balance at June 30, 2017	$3,015,220	$(246,042)	$(666,375)	$2,102,803

Future maturities of notes payable are as follows for the six-month period remaining in 2017 and the calender years ending from 2018-2019:

2017	$15,220
2018	—
2019	3,000,000
Net investment in lease	$3,015,220

NOTE 6 - CONVERTIBLE NOTES PAYABLE, NET

See Note 5 for transactions associated with the reduction in convertible notes payable on January 31, 2017.

Convertible notes consisted of the following as of June 30, 2017 and December 31, 2016:

	2017	2016
The below section of convertible notes payable were all converted to common stock at $0.10 per share in connection with the January 2017, conversion agreements described above.

In June 2015, the Company issued 10% convertible notes in the aggregate principal amount of $700,000. The notes were secured by the assets of the Company, matured in June 2016, and were convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment to anti-dilution protection that required these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 7. The Company also incurred debt issuance costs of $124,000, which were presented as a discount against the note and amortized into interest expense over the term of the note.	—	$680,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject for adjustment to anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 7. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note	—	166,000

In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, originally maturing in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.	—	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The note is secured by the assets of the Company, matures in October 2016, and is convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The Company also issued 1,033,337 shares of common stock to the noteholders. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the note. In August 2016, the Company entered into an agreement with the April 2016 Investors to reduce the exercise price on the embedded conversion feature and warrants to $0.10 and increase the number of warrants to 15,500,000. The August 2016 change in the terms of these convertible notes has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts.	—	1,550,000

Total Principal Outstanding	$—	$2,568,095
Unamortized Discounts – Derivatives	—	(6,466)
Unamortized Discounts – Debt issuance costs	—	(66,033)
Convertible Notes, Net	$—	$2,495,596

The following is a roll-forward of the Company’s convertible notes and related discounts for the six months ended June 30, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$2,568,095	$(66,033)	$(6,466)	$2,495,596
Conversions	(2,568,095)	—	—	(2,568,095)
Amortization	—	66,033	6,466	72,499
Balance at June 30, 2017	$—	$—	$—	$—

NOTE 7 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company had determined that certain conversion features and warrants are derivative liabilities.

As described in Note 5 above, the Company on January 31, 2017 entered into Conversion Agreements with Investors pursuant to which each Investors agreed to convert all amounts of debt accrued and payable to such persons including interest under the terms of their respective financing or loan agreement into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The investors at the time of conversion also agreed to waive any existing rights with respect to certain price protection and anti-dilution rights contained in their Stock Purchase Warrants.

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

Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of June 30, 2017.

A summary of derivative activity for the six months ended June 30, 2017 is as follows:

Balance at December 31, 2016	$18,056,631
Modification of derivatives	319,770
Cancellation of warrants previously accounted for as derivative liabilities and elimination of derivative conversion features resulting from conversion of related party debt to equity	(11,213,573)
Reclassification of derivatives to equity upon removal of price protection in warrants	(7,614,974)
Change in fair value	452,146
Balance at June 30, 2017	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Purchase of Common Stock

In March 2017, Mr. Selzer purchased an additional 500,000 shares of common stock of the latest offering as described in Note 9.

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

The Company leases it Corporate headquarters from Bridgeworks LLC, (“Bridgeworks”), a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. Mr. Beck is Chairman, Chief Executive Officer and President of the Company. During the first six months of 2017, the Company paid Bridgeworks $27,000.

The Company entered into a consulting agreement with Graham Beck, a son of Mr. Beck for digital marketing services beginning April 1, 2017 at a rate of $2,500 per month with an expected end date of September 2017. During the first six months of 2017, the expense associated with Graham Beck was $7,500.

NOTE 9 – STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock

As described in Note 5, on January 31, 2017, in connection with the issuance of a $3,000,000 Senior Unsecured Note, an aggregate of 4,500,000 shares of Common Stock was issued to the Investor and the Company issued Network 1 Financial Securities, Inc., a registered broker-dealer, 1,200,000 shares of common stock of the Company in conjunction with its services.

As described in Notes 5 and 6, on January 31, 2017, the Company entered into Conversion Agreements with Investors pursuant to which each Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per shares. The Conversion Agreements resulted in the issuance of an approximately of 84,822,000 shares of Company common stock.

On March 22, 2017, Ipsidy Inc. (the “Company”) entered into Subscription Agreements with several accredited investors (the "March 2017 Accredited Investors") pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The Company has received proceeds of $3,570,000 through June 30, 2017. An individual March 2017 Accredited Investor has agreed to fund $430,000 by the balance of the offering by the end of the third quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

Additionally, the Company cancelled certificates for 2,500,000 shares of common stock acquired in conjunction with the purchase of certain debentures.

During the quarter ended June 30, 2017, the Company issued approximately 487,000 shares of common stock as consideration for services. The fair value of the shares, totaling approximately $63,000 was estimated based on the publicly quoted trading price and recorded as expense.

Warrants

As more fully described above the Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share.

Furthermore, as more fully described above in Note 5, the Company as part of a transaction cancelled 3.6 million warrants.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2016	51,138,697	$0.11	3.8 Years
Cancelled	(3,600,000)	$0.08	3.9 Years
Outstanding at June 30, 2017	47,538,697	$0.08	3.2 Years

Stock Options

On August 10, 2016, the Company entered into an amended agreement (the “Amendment”) with Parity Labs, LLC (“Parity”) to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the "Parity Option") to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2016. Parity options vested in entirety when Mr. Beck became Chief Executive Officer (“CEO”) of Ipsidy, Inc. in January 2017. Mr. Beck is the manager of Parity.

In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017, the Company granted the CEO and CFO stock options to acquire 15,000,000 shares and 5,000,000 shares of common stock of the Company respectively at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreements with the CEO and CFO in which they will be provided 15,000,000 shares and 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold which has not been achieved at June 30, 2017.

The Company determined the grant date fair value of the options granted during the Six Months ended June 30, 2017 using the Black Scholes Method and the following assumptions:

Expected Volatility – 85%

Expected Term – 5.0 Years

Risk Free Rate – 1.92%

Dividend Rate – 0.00%

Activity related to stock options for the Six Months ended June 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	86,925,000	$0.21	9.5	$10,023,400
Granted	20,000,000	$0.10	9.8	$—
Forfeitures	(875,000)	$0.10	8.8	$—
Outstanding as of June 30, 2017	106,050,000	$0.19	9.1	$9,215,000
Exercisable as of June 30, 2017	76,183,334	$0.16	8.7	$5,322,000

The following table summarizes stock option information as of June 30, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	8.25 Years	3,500,000
$0.05	36,500,000	9.11 Yeas	22,625,000
$0.10	27,250,000	9.30 Years	14,083,335
$0.15	6,300,000	8.10 Years	4,049,999
$0.25	500,000	8.75 Years	300,000
$0.40	1,000,000	8.67 Years	1,000,000
$0.45	31,000,000	8.25 Years	30,625,000
Total	106,050,000	9.04 Years	76,183,334

Stock option expense for the three and six months ended June 30, 2017 was approximately $973,000 and $4,267,000, respectively, and for the corresponding periods ended June 30, 2016 was $2,037,000 and $6,152,000, respectively. The quarter and six months ended June 30, 2017, included approximately $93,000 and $1,767,000 of non-employee stock compensation. As of June 30, 2017, there was approximately $4,804,000 of unrecognized compensation costs related to stock options outstanding which will be expensed through 2020.

NOTE 10 – DIRECT FINACING LEASE

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

The Company has recorded the transaction as it’s net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 monthly and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the six-months ended June 30, 2017 of approximately $38,000.

The equipment is subject to direct lease valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received is approximately $1,422,000 before executory cost. Unearned income is recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows for the six-month period remaining in 2017 and the calender years ending from 2018-2022 and thereafter:

2017	$61,073
2018	122,145
2019	122,145
2020	122,145
2021	122,145
2022	122,145
Thereafter	529,322
Sub-total	1,078,975
Less deferred revenue	(383,064)
Net investment in lease	$695,911

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of June 30, 2017 is $2,679. The following is a schedule showing the future minimum leas payments under capital lease by year and the present value of the minimum lease payments as of June 30, 2017. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payment related to this capital lease are as follow for the six-month period remaining in 2017 and the calender years ending from 2018-2022 and thereafter.

2017	$21,547
2018	43,096
2019	43,096
2020	43,096
2021	43,096
2022	10,777
Total minimum lease payments	204,708

Less: Amount representing interest	49,248

Present value of minimum lease payments	$155,460

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTC Markets under the trading symbol “IDGS”. Our corporate headquarters are located at 780 Long Beach Boulevard, Long Beach, NY 11561 and our main phone number is (407) 951-8640. We maintain our website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of this Report on this Quarterly Report on Form 10-Q.

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

Going concern

As of June 30, 2017, the Company had an accumulated deficit of approximately $61.4 million. For the three and six months ended June 30, 2017 the Company earned revenue of approximately $0.6 million and $1.1 million, respectively, and incurred a loss from operations of approximately $2.5 and $7.5 million, respectively.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we will consider using Adjusted EBITDA in connection with our executive compensation in 2018.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to our GAAP results.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net (loss) gain	$(2,802,578)	$(832,691)	$(12,471,672)	$6,859,819

Add Back:

Interest expense	291,168	1,346,025	895,182	2,272,777
Conversion of debt, derivative liability, and modifications	—	(4,735,589)	4,106,652	(17,677,252)
Depreciation and amortization	137,000	157,702	246,534	260,761
Write-off of asset	—	225,862	—	225,862
Taxes	—	—	—	—
Stock compensation	972,510	2,999,837	4,266,670	6,152,490

Adjusted EBITDA (Non-GAAP)	$(1,401,900)	$(838,854)	$(2,956,634)	$(1,905,543)

The increase in adjusted EBITDA loss in 2017 compared to 2016 is principally due to the Company’s investment in resources required to provide the support for future operations.

Three and Six Months Ended June 30, 2017 and June 30, 2016

Revenues, net

During the three and six months ended June 30, 2017, the Company had revenues of approximately $0.6 million and $1.1 million compared to $0.5 million and $0.8 million in the three and six months ended June 30, 2016. The increase in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is principally related to Cards Plus and ID Solutions which were acquired on February 8, 2016.

Cost of sales

During the three and six months ended June 30, 2017, cost of sales were higher than the cost of sales in the three and six months ended June 30, 2016 due to the revenue increase at Cards Plus which was acquired in February 2016.

Operating Expenses

During the three month and six months ended June 30, 2017 compared to June 30, 2016, general and administrative expense decreased by approximately $1.4 million and $0.5 million principally due to lower stock compensation charges of approximately $2.0 million and $1.9 million offset by higher staff compensation expense and consulting services as resources were was added to support the current and future operations.

During the three and six months ended June 30, 2017, the Company research and development expense decreased by approximately $0.3 million as the three and six months ended June 30, 2016 included a write-off of certain costs associated with assets being tested which were no longer considered viable.

Depreciation and amortization expense remained largely consistent with the three and six months ended June 30, 2017 compared to June 30, 2016.

Other Income (Expense)

Derivative Liability and Net Loss on Modification of Debt

The derivative liability is associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of these provisions as of June 30, 2016, the Company experienced a reduction in the derivative liability and recorded a benefit of approximately $4.7 million and $17.7 million in the three and six months ended June 30, 2016. The decline in the derivative liability is associated with the lower stock price.

During the six months ended June 30, 2017, the Company performed valuations of the existing liability at the applicable dates as these debentures and warrant terms and conditions were modified and/or eliminated as a result of the Company’s elimination and repayment of certain existing obligations as of January 31, 2017. In the first six months of 2017, the Company recorded an expense of $0.5 million due to these valuations. Additionally, the Company recorded a gain on the extinguishment of certain notes payable (approximately $2.8 million), and a loss on the modification of derivatives (approximately $.3 million), loss on modification of warrants (approximately $0.2 million), and a loss on the conversion of debt (approximately $6.0 million) (See Notes 5, 6, and 7).

Interest expense

Interest expense decreased in the three and six months ended June 30, 2017 compared to the prior year principally due to the debt for equity conversion on January 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2017, the Company had approximately $2.4 million of cash and had $1.9 million of net working capital. Stockholders’ equity was approximately $11.4 million as of June 30, 2017.

Cash used in operating activities was approximately $3.9 million in the six months ended June 30, 2017 compared to $2.0 million in the six months ended June 30, 2016 as the Company invested in staff and consulting services to support current and future operations.

The Company raised $7.0 million of additional financing in the first six months of 2017. as the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3.0 million on January 31, 2017 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%. Additionally on March 22, 2017, the “Company entered into Subscription Agreements with several accredited investors (the "March 2017 Accredited Investors") pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4.0 million. The Company received proceeds of approximately $3.6 million and one individual March 2017 Accredited Investor has agreed to fund $0.4 million. by the end of the third quarter of 2017.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time other than the amounts detailed in the subsequent events. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on the organization

As described in Note 6, on January 31, 2017, the Company converted approximately $6.3 million of debt and accrued interest in 84,822,006 shares of Company’s common stock. All Investors that converted their debt and accrued interest to equity also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise price of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise pirce in excess of $0.10 per share to $0.10 per share. Additionally, on February 22, 2017, the Company entered into an Agreement and Release (“February 22, 2017 Agreement”) with a holder of certain debentures that will represent final and full payment of all amounts owed under these debentures which include debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants previously accounted for as derivative liabilities as well as the right to certain pledged shares in exchange (2,500,000 shares) for $300,000 in cash which was paid in May 2017.

The combination of the above events effectively refinanced the Company’s financial position in the first six months of 2017 and provided near-term financing requirements. The Company anticipates additional financing will be required beyond the current actions and the amounts will be dependent on current operations and investments the Company may pursue.

Additionally, during the first six months of 2017, the Company entered into a lease that met the criteria for capitalization and resulted in a capital lease obligation of approximately $161,000 at lease inception. The payments are approximately $43,095 annually during the five year lease term.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the audited financial statements included in our annual report on form 10-K for the year ended December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and as a result of the Company’s March 31, 2017 Form 10-Q amended filing, which are as follows:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	There is a strong reliance on outside consultants to assist in the preparation of the annual and quarterly financial statements as well as provide assistance in monitoring new accounting principles, to ensure compliance with US GAAP and SEC disclosure requirements.

-	There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

-	A formal audit committee has not been formed.

In order to address the above material weaknesses, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company, which were appointed to such offices on January 31, 2017, and have initiated the following actions to remediate the material weaknesses:

-	In addition to the engagement of Mr. Beck and Mr. Stoller. who are both experienced public company executives, the Company is evaluating its personnel resources and is considering engaging additional permanent skilled finance and accounting resources. On August 1, 2017. the Company hired one additional financial resource.

-	The Company has engaged independent consultants to assist with certain areas of the reconciliation and accounting functions and may continue such engagement or hire additional consultants as needed.

-	The Compared expanded significantly in 2015 and 2016 as a result of the acquisition of MultiPay and FIN Holdings. Due to the Company’s limited capital resources, it is establishing proper financial reporting of its domestic and foreign subsidiaries.

-	The Company has taken certain steps to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts included assessing the capabilities of the financial staff, reviewing systems and ensuring appropriate levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Company's internal control environment.

-	The Company has taken steps to enhance its internal governance and compliance function. The Company intends to form appropriate committees during the next six months and periodic and regular meetings will be held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters as well as the progress of the Company's plan to remediate its material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each of the Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of an aggregate of approximately $6,331,000 into 84,822,006 shares of Company common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price more than $0.10 per share to $0.10 per share.

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3 million into the Company in consideration of a Promissory Note (the “Stern Note”) and 4.5 million shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to prepay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or more than $15 million.

 On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000 or a per share price of $0.20. The Company has received proceeds of $3,170,000 as of March 22, 2017. One individual March 2017 Accredited Investor has agreed to fund $830,000, of which $400,000 was received the second quarter of 2017 and the balance will be received in the third quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

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

Dated: August 14, 2017