Form 10-Q
period 2017-09-30
Ipsidy Inc.
filed 2017-11-13
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, par value $0.0001	364,320,216 shares
Documents incorporated by reference:	None	Yes ☐ No ☒

☐ No

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.	4 - 7

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4

Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2017 (unaudited) and 2016 (unaudited)	5

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months Ended September 30, 2017 (unaudited) and 2016 (unaudited)	6

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine months Ended September 30, 2017 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2017 (unaudited) and 2016 (unaudited)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4. Controls and Procedures.	27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	28

Item 1A. Risk Factors.	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	29

Item 4. Mine Safety Disclosures.	29

Item 5. Other Information.	30

Item 6. Exhibits.	31-37

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy,“ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refers to Ipsidy Inc., a Delaware corporation formerly known as ID Global Solutions Corporation and its subsidiaries. As of February 1, 2017, the Company formally changed its name to Ipsidy Inc.

The information which appears on our website www.ipsidy.com is not part of this report.

 ITEM 1. FINANCIAL STATEMENTS

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,440,179	$689,105
Accounts receivable, net	216,921	138,359
Current portion of net investment in direct financing lease	51,402	44,990
Inventory	853,647	150,679
Other current assets	207,938	166,479
Total current assets	2,770,087	1,189,612

Property and Equipment, net	242,290	115,682
Other Assets	1,270,876	358,343
Intangible Assets, net	3,185,416	3,474,291
Goodwill	6,736,043	6,736,043
Net Investment in Direct Financing Lease, net of current portion	632,492	674,015
Total assets	$14,837,204	$12,547,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,684,377	$1,687,900
Convertible notes payable, net	—	250,000
Derivative liability	—	8,388,355
Notes payable, net, current portion	—	109,819
Capital lease obligation, current portion	26,614	—
Deferred revenue	277,287	398,680
Total current liabilities	1,988,278	10,834,754

Convertible notes payable, net, less current maturities	—	2,245,596
Notes payable, net less current maturities	2,231,648	3,051,603
Capital lease obligation, net of current portion	122,674	—
Derivative liability, net of current portion	—	9,668,276
Total liabilities	4,342,600	25,800,229

Commitments and Contingencies (Notes 8 and 12)

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value, 1,000,000,000 and 500,000,000 shares authorized; 364,320,216 and 234,704,655 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	36,432	23,470
Additional paid in capital	73,646,880	35,341,669
Accumulated deficit	(63,507,684)	(48,925,993)
Accumulated comprehensive income	318,976	308,611
Total stockholders’ equity (deficit)	10,494,604	(13,252,243)
Total liabilities and stockholders’ equity (deficit)	$14,837,204	$12,547,986

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Products and services	$589,576	$576,466	$1,695,737	$1,373,892
Lease income	18,070	19,735	56,050	33,050
Total revenues, net	607,646	596,201	1,751,787	1,406,942

Operating Expenses:
Cost of sales	144,367	116,376	448,637	349,034
General and administrative	2,236,543	2,171,627	10,242,880	10,711,942
Research and development	6,278	65,582	63,116	387,246
Depreciation and amortization	99,779	127,473	346,313	388,233
Total operating expenses	2,486,967	2,481,058	11,100,946	11,836,455

Loss from operations	(1,879,321)	(1,884,857)	(9,349,159)	(10,429,513)

Other Income (Expense):
Gain (loss) on derivative liability	—	(1,594,636)	(452,146)	16,082,616
Gain on extinguishment of notes payable	—	—	2,802,234	—
Loss on modification of derivatives	—	—	(319,770)	—
Loss on modification of warrants	—	—	(158,327)	—
Loss on settlement of notes payable	—	—	(5,978,643)	—
Interest expense	(230,698)	(853,543)	(1,125,880)	(3,126,320)
Other income (expense), net	(230,698)	(2,448,179)	(5,232,532)	12,956,296

(Loss) income before income taxes	(2,110,019)	(4,333,036)	(14,581,691)	2,526,783

Income Taxes	—	—	—	—

Net (loss) income	$(2,110,019)	$(4,333,036)	$(14,581,691)	$2,526,783

Net (loss) income Per Share - Basic	$(0.01)	$(0.02)	$(0.04)	$0.01

Net Loss Per Share - Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding - Basic	344,658,454	226,796,302	328,131,720	212,790,554

Weighted Average Shares Outstanding - Diluted	344,658,454	226,796,302	328,131,720	289,858,911

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$(2,110,019)	$(4,333,036)	$(14,581,691)	$2,526,783
Foreign currency translation (losses) gains	33,685	(18,304)	10,365	102,739
Comprehensive income (loss)	$(2,076,334)	$(4,351,340)	$(14,571,326)	$2,629,522

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2016	234,704,655	$23,470	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)
Reclassification of derivatives removal of price protection in warrants	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	21,601,191	—	—	21,609,673
Stock-based compensation	—	—	4,891,251	—	—	4,891,251
Common stock issued for services	593,555	60	140,091	—	—	140,151
Common stock issued with note payable	4,500,000	450	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	224,340	—	—	224,460
Common stock issued for cash	20,000,000	2,000	3,998,000	—	—	4,000,000
Cash and common stock issued for equity issuance costs	1,000,000	100	(289,490)	—	—	(289,390)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	(874,750)	—	—	(875,000)
Common stock issued for restricted stock	20,000,000	2,000	—	—	—	2,000
Loss on modification of warrants	—	—	158,327			158,327
Net loss	—	—	—	(14,581,691)	—	(14,581,691)
Foreign currency translation	—	—	—	—	10,365	10,365
Balances, September 30, 2017	364,320,216	$36,432	$73,646,880	$(63,507,684)	$318,976	$10,494,604

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,581,691)	$2,526,783
Adjustments to reconcile net income (loss) with cash flows from operations:
Depreciation and amortization expense	346,313	388,233
Stock-based compensation	4,891,251	6,805,776
Common stock issued for services	140,151	285,227
Amortization of debt discount	446,410	2,191,786
Amortization of debt issuance costs	346,651	549,867
Loss (gain) on derivative liability	452,146	(16,082,616)
Gain on settlement of notes payable	(2,802,234)	—
Loss on modification of derivatives	319,770	—
Loss on modification of warrants	158,327	—
Loss on settlement of debt	5,978,643	—
Write off of abandoned product	—	225,862
Changes in operating assets and liabilities:
Accounts receivable	(75,806)	125,814
Net investment in direct financing lease	35,111	17,845
Other current assets	(41,459)	(12,929)
Inventory	(704,326)	(159,494)
Accounts payable and accrued expenses	319,814	(401,465)
Deferred revenue	(121,395)	476,457
Net cash flows from operating activities	(4,892,324)	(3,062,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,392)	(23,309)
Investment in other assets	(921,780)	(136,162)
Cash acquired in acquisition	—	419,042
Net cash flows from investing activities	(933,172)	259,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	3,000,000	1,650,000
Proceeds from the sale of common stock and other	4,002,000	1,250,000
Payment of debt and equity issuance costs	(375,821)	(253,642)
Principal payments on notes payable	(59,819)	(60,875)
Principal payments on capital lease obligation	(14,119)	—
Net cash flows from financing activities	6,552,241	2,585,483

Effect of Foreign Currencies	24,329	102,739

Net Change in Cash	751,074	(115,061)
Cash, Beginning of the Period	689,105	349,873
Cash, End of the Period	$1,440,179	$234,812

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash Investing and Financing Activities:	$21,609,673	$21,222
Issuance of common stock for conversion of debt and accrued interest	$—	$79,081
Issuance of common stock in settlment of a contingent liability	$—	$59,681
Reclassification of derivative liabilities upon removal of price protection in warrants	$7,614,974	$692,850
Issuance of warrants for inventory costs	$224,460	$169,125
Reclassification of inventory to net investment in direct financing lease	$—	$747,944
Acquisition of equipment pursuant to a capital lease	$163,407	$—
Issunace of common stock with convertible debt	$—	$54,470
Acquisition of FIN Holdings:
Issuance of common stock as consideration	$—	$9,000,000
Assumed liabilities	—	914,218
Inventory	—	(112,408)
Accounts receivable	—	(311,867)
Property and equipment	—	(100,339)
Intangible assets	—	(8,970,562)
Cash acquired	$—	$419,042

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM S.A.S., IDGS S.A.S., ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., and Cards Plus Pty Ltd. (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2017, and the three months ended September 30, 2016, all potentially diluted shares were excluded from the calculation of diluted EPS because their impact was anti-dilutive. The following table illustrates the computation of basic and diluted EPS for the nine months ended September 30, 2016:

	Net Income	Shares	Per Share Amount
Basic EPS
Income available to stockholders	$2,526,783	212,790,554	$0.01

Effect of Dilutive Securities
Stock Options	—	17,037,007
Warrants	—	21,350,729
Convertible Debt	(15,533,674)	38,680,621
Dilute EPS
Loss available to stockholders plus assumed conversions	$(12,806,891)	289,858,911	$(0.04)

Going concern

As of September 30, 2017, the Company had an accumulated deficit of approximately $63.5 million. For the nine months ended September 30, 2017, the Company earned revenue of approximately $1.8 million and incurred a loss from operations of approximately $9.3 million.

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

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or market. The kiosks will provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories as of September 30, 2017 consist of cards inventory and kiosks that have not been placed into service and inventory as of December 31, 2016 consist solely of cards inventory. The Company, in 2017, acquired approximately $707,000 of additional kiosks and components.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. For the three and nine months ended September 30, 2017 and 2016, there is no provision for income tax as the Company had a tax loss for United States and foreign activities and all of the Company’s carryforwards are reserved for. The Company’s gain or loss on derivative liability during the nine months ending September 30, 2017 and 2016 is not subject to tax.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. The core principal of the new standard is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt the new standard on January 1, 2018 and expects to use the modified retrospective approach upon adoption. The Company believes the impact of adopting the new accounting standard will not have a significant impact on its consolidated financial position, results of operations or cash flows. However, the Company’s evaluation of the new standard and the final determination of the impact of the new standard’s adoption is still in progress.

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

NOTE 2 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending
Useful Lives	10 Years	10 Years	10 Years	n/a	Total
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291
Additions	—	—	—	9,247	9,247
Amortization	(119,037)	(176,972)	(2,113)	—	(298,122)
Carrying Value at September 30, 2017	$1,327,129	$1,823,886	$5,954	$28,447	$3,185,416

The following is a summary of intangible assets as of September 30, 2017:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,444,646	$14,087	$28,447	$4,074,339
Accumulated amortization	(260,030)	(620,760)	(8,133)	—	(888,923)
Carrying Value at September 30, 2017	$1,327,129	$1,823,886	$5,954	$28,447	$3,185,416

Future expected amortization of intangible assets is as follows for the three-month period remaining in 2017 and the calendar years ending from 2018-2022 and thereafter:

2017	101,927
2018	407,706
2019	407,706
2020	402,109
2021	398,567
2022	389,076
Thereafter	1,078,325
$3,185,416

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Computers and equipment	$197,491	$192,928
Equipment under capital lease (see note 12)	163,407	—
Furniture and fixtures	109,200	109,200
	470,098	$302,128
Less Accumulated depreciation	(227,808)	(186,446)
Property and equipment, net	$242,290	$115,682

Depreciation expense totaled $48,191 and $24,029 for the nine months ended September 30, 2017 and 2016, respectively.

See Note 11 for equipment amounting to $163,407 acquired pursuant to a capital lease.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
Trade payables	$353,793	$341,002
Accrued interest	295,657	600,624
Accrued payroll and related liabilites	626,712	421,771
Other accrued expenses	408,215	324,503
Total	$1,684,377	$1,687,900

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

See notes 6 and 7.

The following is a summary of notes payable as of September 30, 2017 and December 31, 2016:

	2017	2016
In connection with the acquisition of MultiPay in 2015, the Company assumed three promissory notes. The interest rate was 15.47% per annum. Note was fully repaid in the third quarter of 2017.	$—	$46,210

The below section of notes payable were all converted to common stock at $0.10 per share. in connection with the January 2017, conversion agreements described above.

In September 2015, the Company issued 12% notes totaling $973,000. The notes were secured by the assets of the Company, matured in September 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,480, which were presented as a discount against the notes and amortized into interest expense over the terms of the notes.	—	963,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes were secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which were presented as a discount against the note and amortized into interest expense over the terms of the notes.	—	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note was secured by the assets of the Company, matured in October 2016, and accrued interest was convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which was presented as a discount against the note and amortized into interest expense over the term of the note	—	25,000

In December 2015, the Company issued 12% notes totaling $850,000. The notes are secured by the assets of the Company and matured in December 2016. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the exercise price on the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	—	850,000

In January 2016, the Company issued 12% notes in the amount of $100,000. The note was secured by the assets of the Company, matured in January 2017, and accrued interest was convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 8.	—	100,000

In December 2016, the Company issued promissory notes with an aggregate face value of $1,275,000 which were payable one year from the date of issuance and accrued interest of 10% per annum for the initial nine months of the term of the Notes and 15% per annum for the remaining nine months of the term of the Notes. The notes holders also received 1,912,500 shares of common stock, with a fair value of $191,250. The Company allocated the proceeds to the notes and common stock based on their relative fair values, resulting in a discount against the notes for the common stock of $166,304, which was amortized into expense through the date of conversion. In connection with the issuance of the notes and common stock, the Company also incurred debt issuance costs of $212,427, of which $184,719 was recorded as debt issuance costs against the notes to be amortized over the one-year terms of the notes.	—	1,275,000

In November 2016,, the Company issued a 12% promissory note due in January 2017 to an officer and principal stockholder in the amount of $13,609. In connection with the issuance of this note, the company also issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share. This loan was repaid in April 2017. The note holder also received 20,414, shares of the Company’s common stock with a fair value of $2,041.	—	13,609

In January 2017, the Company issued a Senior Unsecured Note with a face value of $3,000,000, payable two years form issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. This loan is due to a Board Member upon his election in September 2017. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $391,304 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000, of which $208,696 was recorded as debt issuance costs to be amortized into interest expense over the two-year term of the note.	3,000,000	—

Total Principal Outstanding	$3,000,000	$3,497,819
Unamortized Deferred Debt Discounts	(561,158)	(159,375)
Unamortized Deferred Debt Issuance Costs	(207,194)	(177,022)
Notes Payable, Net	$2,231,648	$3,161,422

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended September 30, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$3,497,819	$(177,022)	$(159,375)	$3,161,422
New issuances	3,000,000	(310,790)	(841,727)	1,847,483
Payments	(59,819)	—	—	(59,819)
Conversions	(3,438,000)	—	—	(3,438,000)
Amortization	—	280,618	439,944	720,562
Balance at September 30, 2017	$3,000,000	$(207,194)	$(561,158)	$2,231,648

Future maturities of notes payable are as follows for the three-month period remaining in 2017 and the calendar years ending from 2018-2019:

2017	$—
2018	—
2019	3,000,000
$3,000,000

NOTE 6 - CONVERTIBLE NOTES PAYABLE, NET

See Note 5 for transactions associated with the reduction in convertible notes payable on January 31, 2017.

Convertible notes consisted of the following as of September 30, 2017 and December 31, 2016:

	2017	2016
The below section of convertible notes payable were all converted to common stock at $0.10 per share in connection with the January 2017,conversion agreements described in Note 5.

In June 2015, the Company issued 10% convertible notes in the aggregate principal amount of $700,000. The notes were secured by the assets of the Company, matured in September 2016, and were convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment to anti-dilution protection that required these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 7. The Company also incurred debt issuance costs of $124,000, which were presented as a discount against the note and amortized into interest expense over the term of the note.	—	$680,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2016, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject for adjustment to anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. See Note 7. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the note	—	166,000

In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, originally maturing in September 2016, and is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.	—	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The note is secured by the assets of the Company, matures in October 2016, and is convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The Company also issued 1,033,337 shares of common stock to the noteholders. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the note. In August 2016, the Company entered into an agreement with the April 2016 Investors to reduce the exercise price on the embedded conversion feature and warrants to $0.10 and increase the number of warrants to 15,500,000. The August 2016 change in the terms of these convertible notes has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts.	—	1,550,000

Total Principal Outstanding	$—	$2,568,095
Unamortized Discounts – Derivatives	—	(6,466)
Unamortized Discounts – Debt issuance costs	—	(66,033)
Convertible Notes, Net	$—	$2,495,596

The following is a roll-forward of the Company’s convertible notes and related discounts for the nine months ended September 30, 2017:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2016	$2,568,095	$(66,033)	$(6,466)	$2,495,596
Conversions	(2,568,095)	—	—	(2,568,095)
Amortization	—	66,033	6,466	72,499
Balance at September 30, 2017	$—	$—	$—	$—

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

Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of September 30, 2017.

A summary of derivative activity for the nine months ended September 30, 2017 is as follows:

Balance at December 31, 2016	$18,056,631
Modification of derivatives	319,770
Cancellation of warrants previously accounted for as derivative liabilities and elimination of derivative conversion features resulting from conversion of related party debt to equity	(11,213,573)
Reclassification of derivatives to equity upon removal of price protection in warrants	(7,614,974)
Change in fair value	452,146
Balance at September 30, 2017	$—

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

The Company leases it Corporate headquarters from Bridgeworks LLC, (“Bridgeworks”), a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. Mr. Beck is Chairman, Chief Executive Officer and President of the Company. During the first nine months of 2017, the Company paid Bridgeworks $52,322.

The Company entered into a consulting agreement with Graham Beck, a son of Mr. Beck for digital marketing services beginning April 1, 2017 at a rate of $2,500 per month. During the first nine months of 2017, the expense associated with Graham Beck was $15,000.

On September 13, 2017, one of the former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017, were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon approximately $8,000 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the quarter ended September 30, 2017, the Company paid Mr. Solomon $13,028 under the terms of such agreement.

NOTE 9 – STOCKHOLDER’S EQUITY (DEFICIT)

Common Stock

On September 28, 2017, the stockholders of the Company approved increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000.

As described in Note 5, on January 31, 2017, in connection with the issuance of a $3,000,000 Senior Unsecured Note, an aggregate of 4,500,000 shares of Common Stock was issued to the Investor and the Company issued Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, 1,200,000 shares of common stock of the Company in conjunction with its services.

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

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The proceeds were received during 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network”), a registered broker-dealer, a cash fee of $240,000 and issued Network 1,000,000 shares of common stock of the Company.

Additionally, the Company cancelled certificates for 2,500,000 shares of common stock acquired in conjunction with the purchase of certain debentures.

During the nine months ended September 30, 2017, the Company issued approximately 594,000 shares of common stock as consideration for services. The fair value of the shares, totaling approximately $140,000 was estimated based on the publicly quoted trading price and recorded as expense.

In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017 (the “Grant Date”), the Company agreed to enter into Restricted Stock Purchase Agreements (the “Restricted Shares”) with the CEO and CFO to provide 15,000,000 and 5,000,000 shares of common stock, respectively, at a per share price of $0.0001. On September 29, 2017, and in connection with the increase in the authorized shares, the Company issued the Restricted Shares. The shares are restricted and are not able to be sold or otherwise transferred by the CEO or CFO until such time the Restricted Shares vest. The Restricted Shares vest only upon achieving one of several performances thresholds. As of September 30, 2017, none of the performance thresholds have been met. Accordingly, no compensation expense has been recorded in connection with the issuance of these Restricted Shares. Compensation expense associated with these Restricted Shares will be recorded based on the fair value of the shares on the date it is determined that it is probable that one or more of the performance thresholds will be met in the near term.

Warrants

As more fully described above the Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share.

Furthermore, as more fully described above in Note 5, the Company as part of a transaction cancelled 3.6 million warrants.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2016	51,138,697	$0.11	3.8 Years
Cancelled	(3,600,000)	$0.08	3.9 Years
Outstanding at September 30, 2017	47,538,697	$0.08	2.9 Years

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

In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017, the Company granted the CEO and CFO stock options to acquire 15,000,000 shares and 5,000,000 shares of common stock of the Company respectively at an exercise price of $0.10 per share for a period of ten years. Additionally, the Company granted one employee stock options to acquire 1,000,000 shares of common stock at an exercise price of $0.29 per share for a period of ten years.

The Company determined the grant date fair value of the options granted during the Nine months ended September 30, 2017 using the Black Scholes Method and the following assumptions:

Expected Volatility – 85%

Expected Term – 5.0 Years

Risk Free Rate – 1.92%

Dividend Rate – 0.00%

Activity related to stock options for the nine months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	86,925,000	$0.21	9.5	$10,023,400
Granted	21,000,000	$0.11	10.0	$—
Forfeitures	(3,425,000)	$0.06	10.0	$—
Outstanding as of September 30, 2017	104,500,000	$0.19	9.1	$3,989,000
Exercisable as of September 30, 2017	78,704,170	$0.17	8.7	$2,788,000

The following table summarizes stock option information as of September 30, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	8.00 Years	3,500,000
$0.05	33,950,000	8.86 Years	23,312,502
$0.10	27,250,000	9.05 Years	15,583,336
$0.15	6,300,000	7.85 Years	4,258,332
$0.25	500,000	8.50 Years	300,000
$0.29	1,000,000	9.75 Years	—
$0.40	1,000,000	8.42 Years	1,000,000
$0.45	31,000,000	8.00 Years	30,750,000
Total	104,500,000	8.57 Years	78,704,170

Stock option expense for the three and nine months ended September 30, 2017 was approximately $625,000 and $4,892,000, respectively, and for the corresponding periods ended September 30, 2016 was $654,000 and $6,806,000, respectively. The three and nine months ended September 30, 2017, included approximately $61,000 and $1,565,000, respectively of non-employee stock compensation. As of September 30, 2017, there was approximately $3,652,000 of unrecognized compensation costs related to stock options outstanding which will be expensed through 2020.

NOTE 10 – DIRECT FINANCING LEASE

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

The Company has recorded the transaction as it’s net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 monthly and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the nine months ended September 30, 2017 of approximately $56,000.

The equipment is subject to direct lease valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received is approximately $1,422,000 before executory cost. Unearned income is recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows for the three-month period remaining in 2017 and the calendar years ending from 2018-2022 and thereafter:

2017	$30,537
2018	122,145
2019	122,145
2020	122,145
2021	122,145
2022	122,145
Thereafter	407,175
Sub-total	1,048,437
Less deferred revenue	(364,543)
Net investment in lease	$683,894

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of September 30, 2017 is $18.752. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of September 30, 2017. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payment related to this capital lease are as follow for the three-month period remaining in 2017 and the calendar years ending from 2018-2022 and thereafter.

2017	$10,773
2018	43,096
2019	43,096
2020	43,096
2021	43,096
2022	10,776
Total minimum lease payments	193,933

Less: Amount representing interest	44,645

Present value of minimum lease payments	$149,288

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, Company may be involved in legal proceedings in the ordinary course of business, which could result in litigation. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Other

The Company entered into an Agency Agreement dated September 13, 2017 pursuant to which a former officer and director agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. The minimum commitment during the term of the agreement is approximately $335,000.

In September 2017, the Company entered into a consulting agreement and agency agreement with an organization to provide ongoing business development and marketing analysis/support beginning October 1, 2017 for a period of 24 months but is cancelable at the end of the first year. The minimum commitment for the first year is $180,000 payable monthly at a rate of $15,000. The agreement also provides a one-time payment of $75,000 upon the Company meeting a performance target. The agency agreement provides for additional compensation to be paid upon successful customer acquisition and cash collection from introduced new customers.

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

Going concern

As of September 30, 2017, the Company had an accumulated deficit of approximately $63.5 million. For the nine months ended September 30, 2017 the Company earned revenue of approximately $1.8 million and incurred a loss from operations of approximately $9.3 million.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended		Nine months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net (loss) gain	$(2,110,019)	$(4,333,036)	$(14,581,691)	$2,526,783

Add Back:

Interest expense	230,698	853,543	1,125,880	3,126,320
Conversion of debt, derivative liability, and modifications	—	1,594,636	4,106,652	(16,082,616)
Depreciation and amortization	99,779	127,473	346,313	388,233
Write-off of asset	—	225,862	—	225,862
Taxes	—	—	—	—
Stock compensation	624,581	654,066	4,891,251	6,805,776

Adjusted EBITDA (Non-GAAP)	$(1,154,961)	$(877,456)	$(4,111,595)	$(3,009,642)

The increase in adjusted EBITDA loss in 2017 compared to 2016 is principally due to the Company’s investment in resources required to provide the support for future operations.

Three and Nine Months Ended September 30, 2017 and September 30, 2016

Revenues, net

During the three and nine months ended September 30, 2017, the Company had revenues of approximately $0.6 million and $1.8 million, respectively, compared to $0.6 million and $1.4 million in the three and nine months ended September 30, 2016, respectively. The increase in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is principally related to Cards Plus and ID Solutions which were acquired on February 8, 2016.

Cost of sales

During the three and nine months ended September 30, 2017, cost of sales were higher than the cost of sales in the three and nine months ended September 30, 2016 due to the revenue increase at Cards Plus which was acquired in February 2016.

Operating Expenses

During the three month and nine months ended September 30, 2017 general and administrative expenses were $2.3 million and $10.3 million, respectively, compared to general and administrative expenses of $2.2 million and $10.7 million for the three and nine months ended September 30, 2016, respectively. Stock compensation was approximately $.1 million and $1.9 million less in the three and nine months in 2017 compared to 2016. The increase in expenses in 2017 other than the decrease in stock compensation was principally due to higher staff compensation expense and consulting services as resources were added to support the current and future operations.

During the nine months ended September 30, 2017, the Company’s research and development expense decreased by approximately $0.3 million as the nine months ended September 30, 2016 included a write-off of certain costs associated with assets being tested which were no longer considered viable.

Depreciation and amortization expense remained largely consistent with the three and nine months ended September 30, 2017 compared to September 30, 2016.

Other Income (Expense)

Derivative Liability and Net Loss on Modification of Debt

The derivative liability is associated with potential adjustments in the conversion price associated with certain convertible debentures and warrants that were used to finance the business. As a result of the valuation of these provisions as of September 30, 2016, the Company experienced an increase in the derivative liability of approximately $1.6 million in the three months and a reduction in the derivative liability of approximately $16.1 million in the nine months. The decline in the derivative liability for the nine months is associated with the lower stock price.

During the nine months ended September 30, 2017, the Company performed valuations of the existing liability at the applicable dates as these debentures and warrant terms and conditions were modified and/or eliminated as a result of the Company’s elimination and repayment of certain existing obligations as of January 31, 2017. In the first nine months of 2017, the Company recorded an expense of $0.5 million due to these valuations. Additionally, the Company recorded a gain on the extinguishment of certain notes payable (approximately $2.8 million), and a loss on the modification of derivatives (approximately $.3 million), loss on modification of warrants (approximately $0.2 million), and a loss on the conversion of debt (approximately $6.0 million) (See Notes 5, 6, and 7).

Interest expense

Interest expense decreased in the three and nine months ended September 30, 2017 compared to the prior year principally due to the debt for equity conversion on January 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2017, the Company had approximately $1.4 million of cash and had $0.8 million of net working capital. Stockholders’ equity was approximately $10.5 million as of September 30, 2017.

Cash used in operating activities was approximately $4.9 million in the nine months ended September 30, 2017 compared to $3.1 million in the nine months ended September 30, 2016 as the Company invested in staff and consulting services to support current and future operations.

The Company raised $7.0 million of additional financing in the first nine months of 2017. the Company entered into and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3.0 million on January 31, 2017 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10%. Additionally on March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4.0 million.

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

The combination of the above events effectively refinanced the Company’s financial position in the first nine months of 2017 and provided the current period financing requirements. The Company anticipates additional financing will be required beyond the current actions and the amounts will be dependent on current operations and investments the Company may pursue. We are expecting to raise capital in the fourth quarter of 2017.

26

Additionally, during the first nine months of 2017, the Company entered into a lease that met the criteria for capitalization and resulted in a capital lease obligation of approximately $161,000 at lease inception. The payments are approximately $43,095 annually during the five year lease term.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective but improving as a result of continuing weaknesses in its internal control over financial reporting initially identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and as a result of the Company’s March 31, 2017 Form 10-Q amended filing, which are as follows:

-	The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and only two officers with management functions and therefore there is lack of segregation of duties.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external attorneys to review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In order to address the above material weaknesses, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company, who were appointed to such offices on January 31, 2017 have initiated the following actions to remediate the material weaknesses:

-	In addition to the engagement of Mr. Beck and Mr. Stoller. who are both experienced public company executives, the Company evaluated its personnel resources and processes and have made certain changes to improve its efficiency and effectiveness in financial reporting. On August 1, 2017. the Company hired one additional financial resource.

27

-	The Company continues to use independent consultants and specialists to support its accounting functions which could include the implementation of new accounting standards such as revenue recognition.

-	The Compared expanded significantly in 2015 and 2016 as a result of the acquisition of operations in Colombia and South Africa. Due to the Company’s limited human and capital resources, it is in the process of establishing the proper review of the financial reporting and operations of its foreign subsidiaries.

-	The Company has taken certain steps to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts included assessing its levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Company’s internal control environment.

-	The Company has enhanced its internal governance and compliance function by forming committees and it will have periodic and regular meetings to support its internal governance and compliance functions including the formation of a formal audit committee in the 4th quarter of 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

28

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

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3 million into the Company in consideration of a Promissory Note (the “Stern Note”) and 4.5 million shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to prepay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or more than $15 million. Mr. Stern became a Board Member upon his election in September 2017.

 On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000 or a per share price of $0.20. The Company has received proceeds of $3,170,000 as of March 22, 2017. One individual March 2017 Accredited Investor has agreed to fund $830,000, of which $400,000 was received the second quarter of 2017 and the balance will be received in the third quarter of 2017. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of $240,000 and issued Network 1,000,000 shares of common stock of the Company upon increasing its authorized shares of common stock.

On January 31, 2017, in connection with the issuance of the Stern Note an aggregate of 4,500,000 shares of Common Stock, the Company issued Network 1, a registered broker-dealer 1,200,000 shares of common stock of the Company in conjunction with its services.

On September 29, 2017, the Company issued to the CEO and CFO in connection with their Restricted Stock Purchase Agreements 15,000,000 and 5,000,000 shares of common stock.

During 2017, the Company issued approximately 594,000 shares of common stock issued in consideration of certain technical services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

29

ITEM 5. OTHER INFORMATION

Annual Meeting

The Company held its Annual Meeting on September 28, 2017 in Long Beach, New York. Of the 336,565,097 shares of Common Stock outstanding on August 29, 2017, the record date, 281,040,309 shares were represented at the Annual Meeting, in person or by proxy, constituting a quorum. The proposals considered at the Annual Meeting are described in detail in the Proxy Statement. The proposals described below were voted upon at the Annual Meeting and the number of votes cast with respect to each proposal was as set forth below:

(1) Elect five (5) directors until his successor is duly elected and qualified, or until his earlier death, resignation or removal. The five directors receiving the highest vote were appointed to the board. The following directors were elected to the board.

	For	Withheld
PHILIP D. BECK	266,299,861	14,740,448
HERBERT SELZER	266,799,861	14,240,448
RICKY SOLOMON	266,299,861	14,740,448
THEODORE STERN	266,799,861	14,240,448
THOMAS SZOKE	276,511,543	4,528,766

(2) Ratify the appointment of Cherry Bekaert LLP as the Company’s independent auditors for the fiscal year ending December 31, 2017. This matter was determined based on majority of the shares cast.

For	Against	Abstain
266,799,961	14,240,348	0

(3) Approving the 2017 Incentive Stock Plan and to authorize 70,000,000 shares of Common Stock for issuance thereunder. This matter was determined based on majority of the shares cast.

For	Against	Abstain
195,348,041	60,724,008	24,968,260

(4) Approving the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. This matter was determined based on majority of the shares outstanding.

For	Against	Abstain
232,319,547	48,720,762	0

(5) Approving an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-25, with the exact ratio to be set within that range at the discretion of our board of directors before December 31, 2018 without further approval or authorization of our stockholders. This matter was determined based on majority of the shares cast.

For	Against	Abstain
187,964,609	67,607,440	25,468,260

Amendment to the Certificate of Incorporation

As detailed above, on September 28, 2017, the stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. The increase in authorized shares was effected pursuant to a Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of Delaware.

Other

On December 30, 2016, LATAM, a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the “Contract”) with Recaudo Bogota S.A.S. (“RB”), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for 740 unattended payment collection and fare ticketing kiosks, in consideration of approximately $30 million dollars (excluding VAT) payable over the ten year period of the Contract. The parties are currently re-negotiating the terms of the Contract, including a potential termination of the Contract by mutual consent. There is no guarantee that the parties will be able to enter a definitive agreement pertaining to the re-negotiation or cancellation of the Contract.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	(2)	Agreement and Plan of Reorganization

3.1	(1)	Certificate of Incorporation

3.2	(1)	By-laws

3.3	(7)	Certificate of Ownership and Merger

3.4	(58)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(63)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017

4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese

4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the September 2015 Investors

4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the September 2015 Investors

4.5	(19)	Form of Secured Convertible Debenture issued to the September 2015 Investors

4.6	(20)	Form of Common Stock Purchase Warrant issued to the September 2015 Investors

4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon

4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon

4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon

4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon

4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors

4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.

4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.

4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors

4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors

4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors

4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors

4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors

4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors

4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors

4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors

4.34	(56)	Stock Option issued to Parity Labs, LLC

4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017

4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust

4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc and the March 2017 Accredited Investors

10.2	(3)	Assignment of Patents

10.3	(3)	Assignment of Patents

10.4	(3)	Assignment of Patents

10.5	(3)	Employment Agreement of David Jones

10.6	(3)	Employment Agreement of Douglas Solomon

10.7	(3)	Employment Agreement of Thomas Szoke

10.8	(3)	Promissory Note

10.9	(3)	Flextronics Manufacturing Services Agreement

10.10	(4)	Agreement with Tiber Creek Corporation

10.11	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013

10.12	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013

10.13	(5)	Agreement extending due date of $600,000 Penn Investments Note

10.14	(5)	Agreement extending due date of $310,000 Penn Investments Note

10.15	(5)	Promissory Note for $20,000 payable to Penn Investments

10.16	(5)	Promissory Note for $180,000 payable to Penn Investments

10.17	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.

10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke

10.19	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke

10.20	(9)	The ID Global Solutions Corporation Equity Compensation Plan

10.21	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon

10.21(a)	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC

10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.23	(12)	Form of Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015

10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015

10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015

10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015

10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015

10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.41	(58)	Form of Conversion Agreement dated January 31, 2017

10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.43	(60)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.44	(58)	Form of Indemnity Agreement

10.45	(62)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.46	(62)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.47		Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

10.48		Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

14.1	(61)	Code of Ethics

21.1	(61)	List of Subsidiaries

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)            Previously filed on Form S-1 on September26, 2014 (File No.: 333-193924), as amended, as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference

(5)            Previously filed on Form S-1 on August 12, 2014 (File No.: 333-193924), as amended, as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference

(6)            Previously filed on Form 8-K on September 25, 2014 (File No.: 000-54545) as the same exhibit number as the exhibit number listed here, and incorporated herein by this reference.

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

(11)          Previously filed on Form 8-K on March 12, 2015 (File No.: 000-54545) and incorporated herein by this reference.

(12)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(13)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September1, 2015.

(14)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September1, 2015.

(15)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September1, 2015.

(16)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September1, 2015.

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

(55)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(56)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(57)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(58)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(59)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2017.

(60)          Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(61)          Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(62)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017

(63)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017

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

Dated: November 13, 2017