Form 10-K
period 2017-12-31
Ipsidy Inc.
filed 2018-03-15
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code: 516-274-8700

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $68,876,484, which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.30.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of February 28, 2018, was 403,311,968.

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” We previously disclosed that pursuant to (ii) above, we would cease to be an emerging growth company effective October 1, 2019 due to re-sales by shareholders set forth in the selling security table on Form S-1 Registration Statement (File No. 333-193924) (the “Resale Registration”). However, after further investigation, no sales by the Company or re-sales by shareholders were made under the Resale Registration. We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

PART I

Item 1. Business

Overview

Ipsidy Inc. (formerly known as ID Global Solutions Corporation) together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision is to enable solutions that provide pre-transaction authentication of identity as well as embed identity attributes within every electronic transaction message processed through our platform, or other electronic systems.

We are building upon our existing capabilities in biometric identification and multi-factor identity authentication and management solutions to develop an identity transaction platform for our business customers. The platform is being designed to enable the end users of our business customers to more easily authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly authenticated. We are therefore developing solutions intended to provide our customers with the next level of transaction security, control and certainty. Our platform uses biometric and multi-factor identity management solutions, which are intended to support a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data or the execution of documents), but also access control to physical environments (e.g. border crossings and secure areas at offices, data centers and other sensitive locations) and digital environments (e.g. accessing account information, voting systems, email systems and controlling data network log-ins).

The Company’s products focus on the broad requirement for identity, access and transaction authentication and associated identity management needs and the requirement for cost-effective and secure mobile electronic transaction solutions for institutions and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business operations in order to facilitate their use and enhance the end user customer experience.

Our digital mobile wallet applications, or electronic account holders are currently being piloted. This electronic account holder is used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is our closed-loop payment account, digital issuance platform, currently in user acceptance testing, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments. Consumers accessing this system, using their mobile phones, electronic devices, or smart card payment tokens will be able to participate in the digital economy thereby facilitating financial inclusion for the un-banked and under banked population around the globe. Another example is for consumers and employees to use their mobile application to authenticate identity, in order to access secure digital, or physical environments. We have recently launched a pilot of the Ipsidy Access solution using our IDLok authentication service providing access control to commercial, multi-tenanted buildings.

Management believes that some of the advantages of the Company’s Transaction Platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity management and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to elections, border security, public safety, public transportation, enterprise security, payment transactions and banking. The Company believes that the various technologies that the Company is developing and has acquired can be combined into a unified offering. At its core, this offering is intended to facilitate the processing of diverse electronic transactions, be they payments, votes, or physical or digital access, all of which can include identity management, authentication and identity transaction recording.

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, for them to ensure that no duplicate entries exist in the voter roll for the forthcoming election. We are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals. In order to achieve this integration and development, the Company will need to raise additional capital.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQB Venture Market under the trading symbol “IDTY”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K

Global Market Opportunity

We believe that there are several market trends that drive growth in the identity management and electronic transaction processing marketplace, including growing concerns over identity theft and fraud and the increase in electronic payments, solutions provided by non-bank entities. Moreover, the individual’s increasing reliance on devices of their choosing most often a mobile phone, or portable computing device requires both software and hardware providers to incorporate these technologies into their offerings.

While an increasingly digital world drives convenience, it also drives an increasing risk of compromised passwords, security breaches and stolen identities. With every online purchase, e-bill payment and download of new travel, dining and gaming ‘apps’ to a mobile smartphone, the footprint of consumers’ digital identity expands. In 2014, the US e-commerce marketplace suffered over $4 billion in fraud affecting card-not-present payment transactions and this figure is projected to more than double by 2020. (Source: The Nilson Report). The number of fraud victims in the U.S. rose by eight percent in 2017 to total 16.7 million, according to data released by Javelin Strategy & Research in February 2018. U.S. consumers experienced a total of $16.8 billion in fraud losses (Source: February 12, 2018 ABA Banking Journal)

To combat fraud and to better confirm customers’ identities, we see an increasing deployment of biometric solutions in the marketplace. In their 2016 report, Goode Intelligence forecast that by 2020 over 1.1 billion financial services customers will be using mobile biometrics to access and secure their accounts, and more than 16 billion mobile biometric payment transactions will be made.

IHS Markit, forecasts in their report on Internet of Things, or IOT that the number of devices connected to the IOT, will increase from an installed base of 15.4 billion devices in 2016 to 30.7 billion devices in 2020 and 70.4 billion devices in 2025 (Source IHS Markit “IoT Platforms: Enabling the Internet of Things” March 2017). According to the report, one of the major challenges facing the growth of IOT is data security and privacy and IOT platform solutions will need to have authentication identity management and other security, as a key component of the platform.

The Company intends to develop additional products which will provide identity or authentication in the processing of automated electronic transactions from Internet connected devices, in order to ensure that the owner of the device has certainty as to the recipient of the data and the transaction i.e. the owner will be able to control the transaction and approve or decline the completion of the requested event. In addition, our solutions allow the originator of the transaction, who will be relying on the authentication, to know that the user signed the transaction.

Despite heightened awareness of digital security resulting from a number of high profile incidents, including those at Yahoo and Equifax that exposed personal data of millions of consumers, access to digital services and thus our identities is still secured in the majority of cases only through a simple username and password, although more services are introducing two factor authentication. In the United States, the most common identifier is still the social security number, which hacks of Government databases have shown is very vulnerable to being stolen. Governments, institutions and enterprises have therefore become concerned to find more secure ways to verify and authenticate identity and manage the identities of the persons with whom they need to interact, be they employees, customers, authorized users or citizens.

Businesses spend significant capital on acquiring and deploying dedicated equipment to fulfill a variety of their business requirements. The ubiquitous availability and use of mobile devices, which consumers have become accustomed to using for a wide variety of functions, creates the opportunity to dispense with dedicated equipment in favor of an easily downloadable “app” for a mobile device. We are continuing to enhance our solutions for our customers in order to take advantage of this global trend. For example, the upgrading of traditional point of sale payment card terminals with payment enabled mobile phones, tablets and devices. Another example would be access to a locked door by recognition of the presence of the user’s phone instead of a hardware token, using the security features of a mobile device enabled with the Company’s suite of identity solutions

Electronic payments of all forms have continued to grow at a healthy rate. According to the World Payments Report 2017, published by Capgemini and BNP Paribas, global non-cash transaction volumes increased by 7.8% in 2013, while in Latin America the increase was 8.7% and in Central Europe, Middle East and Africa the rate was 10.6%. More significantly, the report highlighted the importance of what it describes as the “hidden payments” market, namely payments undertaken by means of closed loop cards and mobile apps, digital wallets offered by non-banks, mobile money offered by non-banks and virtual currencies.

The key drivers for these alternative payment methods is the consumers demand for convenient payment transactions with less friction. The gaps in the existing value propositions offered by the banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks’ traditional payment services. In a growing electronic payments market, these alternative payment methods are therefore perceived by the industry as an important route for both innovation and financial inclusion.

Our Solutions and Products

The Company is continuing to enhance its Identity Transaction Platform with internally developed software as well as acquired and licensed technology, which provide solutions for the following services: (1) multi-modal biometric capture and matching (e.g. for finger prints, or facial recognition); (2) multi-factor authentication (e.g. device and cryptographic proof linked to biometric or knowledge based techniques such as a PIN or password); (3) multi-channel out of band identity and transaction authentication,(e.g. using a mobile phone); and (4) electronic transactions (e.g. payment transactions).

Ipsidy’s customers can leverage our Identity Transaction Platform by using an Ipsidy out-of-the-box identity solution or by a custom integration. The Company has the following product lines that are part of our Identity Transaction Platform capabilities:

Identity Management

●	Multi-modal, biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms (includes our IdSearchTM product, which has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

●	Out-of-band, multi-factor authentication platform, which is designed to provide the private and public sector a secure, convenient application for universal identity verification and transaction authentication before or as part of any type of electronic transactions and IdLokTM. Participants can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication.

●	Our VERIFIED solution allows an enterprise to enroll customers simply using the Ipsidy portal, without any integration. VERIFIED subsequently biometrically authenticates the identity of their customer as well as authorizes everyday transactions using the caller’s enrolled mobile device.

●	ACCESS by Ipsidy offers an immediate solution for biometric authentication of individuals seeking entry into a building or controlled area, using Bluetooth beacons to trigger the identity event. The Access solution also offers the ability to issue and schedule digital visitor passes, and a Concierge application provides the building management the ability to monitor resident or visitor access flow as well as perform event exception processing.

●	The solutions suite includes a full-range of developer integration tools and documentation that help our customers create their own identity and transaction authentication solutions via integration to our RestFul API’s. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team can assist our customers to configure our platform, mobile biometric identity authentication application and our AFIS to meet a specific commercial, geographic or market need and to provide the next level of transaction security, control and certainty for everyday transactions.

●	Secure plastic identity credentials and loyalty card products (CardPlus products being sold in Africa). Opportunities exist to expand the product offering globally.

Payment Processing

●	Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations (TranxaTM). The gateway functionality includes support for EMV (global standard for credit and debit cards based on chip card technology) credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top-up services for cellular operators. In addition, Tranxa can electronically transfer funds between locations of licensed network operators. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72. The platform also supports what is referred to in Colombia as “correspondent banking”, meaning the provision of cash deposit taking, bill payments and certain other services by remote non-bank locations, thereby extending financial inclusion to more remote and low-income areas.

●	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems. (Launched in April 2016 for the City of Bogota Transit Authority).

Modular Mobile Authentication and Authorization Platform

●	Our TRANSACT mobile modular platform, has been developed to support, amongst other things, the issuance and management of closed loop pre-paid accounts (for both physical and virtual cards), an integrated mobile wallet application and consumer loyalty program, a tokenization application with HCE (software architecture that provides exact virtual representation of various electronic identity cards) and an open and closed loop merchant acquiring capability, integrated to our payment gateway and mobile point-of-sale, or MPos application. The platform is being integrated with the Company’s identity management solutions as well as front- end portal to the Company’s legacy solutions. The platform is multi-lingual and capable of being white labelled for our customers. This is intended to offer a secure and inexpensive solution for conducting electronic transactions, including identity transactions, merchant and peer-to-to peer payments. (Platform is currently in user acceptance testing)

●	Our digital mobile wallet applications, or electronic account holders are currently being piloted. This electronic account holder is used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity.

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

Add new customers

The Company plans to grow its core business through focused sales and marketing of its current products and solutions, as well as its newly developed platforms and solutions. We are recruiting sales, marketing and product teams who will be tasked with developing additional distribution channels and seeking out new customers.

Enter new markets

By virtue of the acquisitions mentioned above, the Company has already entered new markets in Colombia and South Africa. The Company believes that the solutions that are currently being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. We believe the development of new services and solutions will be an important revenue source in the future, and enable us to continue to differentiate our platform and capabilities. For example, a key offering recently launched in pilot is our identity authentication products. In addition, we believe that with the massive increase in transaction originated by devices as a result of the growth of the Internet of Things (IOT) that business and consumers alike will ultimately need more control over device originated electronic transactions, which we intend to support with our platform. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities arising in identity management and access control, coupled with the ubiquitous use of mobile devices. By combining our core technologies, we aim to build an identity transaction platform using biometric and multi-factor identity management solutions, which are intended to support a wide variety of electronic transactions.

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

Channel Strategy

The Company believes that its channel strategy will be an effective way to bring its products and solutions to a broad market in an efficient and cost effective way. We are in discussions with a number of potential channel partners, that play a key role in their respective verticals, such as a technology provider for banks and a logistics company for the trucking industry. These channel partners provide access to their customers, who in turn work with many thousands of individual consumers and businesses all of whom could benefit from the use of our solutions. By entering into agreements with such channel partners and leveraging their relationships, we believe we can expand our footprint much more rapidly and cost effectively, as compared to entering into separate agreements with each customer.

Marketing and Sales

The Company has conducted limited marketing to date. The Company anticipates that it will engage in marketing activities in connection with the launch of our new solutions. The primary focus of marketing campaigns will be designed to help the Company find new customers and to increase awareness of the Company’s products and platform.

The Company expects that its sales team will work closely with the marketing team to convert prospects into new customers. The sales team will be structured to align with target markets based on territory.

Revenue Model

Identity Management Solutions and Products

The biometric solutions are priced based on a multi-year licensing model which is driven by the number of enrollees in the system. The Company expects to provide its new platform service for identity management transactions based on a subscription model, based on tiered fees per enrolled user, card or device. The Company’s CardPlus plastic and credentials card products are sold at a per unit price which will vary based on the configuration of the features and functionality of the product, as well as the services provided.

Payment Processing Solutions and Products

The electronic payment gateway services are volume priced on a per transaction basis. The pricing for the Company’s new closed loop financial payment platform is expected to be based on a combination of transaction fee and a subscription model based on numbers of cardholders and merchants enrolled. The Company also earns leasing income from the rental of unattended kiosks.

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

To further analyze the competitive landscape, the identity management market must be segmented into out-of band authentication and biometric identification & verification solution providers. Major competitors offering solutions in both areas include IDEMIA, Gemalto, HID Global, Aware, and SuperCom. Major competitors offering only out-of band authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, Trusona, and ID.ME. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Veridium. There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems.

The Ipsidy identity management transaction platform is being developed based on a patent-pending methodology, which integrates digital signature authentication and vetted biometric identity verification delivered through an out-of-band transaction. The Company anticipates that when completed this could provide functionality for users to have real-time control over their electronic transactions through a mobile application, with a detailed audit trail created for each transaction, containing the digitally signed transaction details and biometric identity. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to many of its competitors and hence differentiate itself in the market. More specifically, the platform is designed to be able to leverage third party biometric identification and verification solutions, thereby creating the opportunity to partner with companies already offering those capabilities.

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

Data protection legislation in various countries in which the Company does business (including Colombia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries.

Employees and Organization

The Company, as of December 31, 2017, had a total of 71 employees as well as outsourced service providers that are located in three countries: South Africa, Colombia, and the United States. Beginning in 2017, employees in the U.S. started receiving health benefits on a cost sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company may enhance or offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Subsidiaries

Currently, the Company has three U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., and ID Solutions Inc. The Company has three subsidiaries in Colombia: MultiPay S.A.S., IDGS LATAM S.A.S., and IDGS S.A.S..The Company has one subsidiary in South Africa: CardsPlus Pty Ltd. The Company has one subsidiary in the United Kingdom: Ipsidy Enterprises Limited. The Company is the sole shareholder of all of its subsidiaries.

Item 1A. Risk Factors

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $66.4 million as of December 31, 2017 and incurred an operating loss of approximately $12.0 million for the year ended December 31, 2017. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses for the foreseeable future. We may incur significant losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $6.5 million and approximately $3.8 million for the years ended December 31, 2017 and 2016, respectively. We anticipate that we will continue to have negative cash flows from operating activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will require continued investment. We raised $12.0 million in 2017 through debt and equity financing at varying terms. In order to implement and grow our operations through December 31, 2019 and achieve an expected annual revenue stream from the anticipated introduction of new products in 2018 as contemplated in our current business plan, we expect that we will need to raise approximately $10 million. There is no guarantee that our current business plan will not change, and as a result of such change, that we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

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

There can be no assurance that we will successfully commercialize our products that are currently in development or that our existing products will sustain market acceptance.

There is no assurance that we will ever successfully commercialize our platform and related solutions that are under development or that we will experience market reception for our products in development or increased market reception for our existing products. Although our acquisitions have generated revenue, there is no guarantee that we will be able to successfully implement our new products utilizing the acquired technology, products, and customer base. There is no assurance that our existing products or solutions will achieve market acceptance or that our new products or solutions will achieve market acceptance. Further, there can be no guarantee that we will not lose business to our existing or potential new competitors.

We depend upon key personnel and need additional personnel.

Our success depends on the continuing services of Philip D. Beck, CEO, Thomas Szoke, CTO, and Stuart Stoller, CFO, as well as certain other members of the current management team and in 2017, we entered into new employment retention agreements with certain senior executives, including Mr. Beck, Mr. Szoke and Mr. Stoller in order to incentivize them and retain their services. The loss of key management, engineering employees or third party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

Since 2013, we have closed various acquisitions including Innovations in Motion Inc. in August 2013, Multipay S.A. in April 2015 and FIN Holdings Inc. in February 2016. We may also pursue select acquisitions in the future. The success of our future growth strategy will depend on our ability to integrate our existing operations together with the operations of our acquisitions that we have closed to date as well as any future acquisition of which none are planned at this date. Integrating the operations of our existing operations with our past or future acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our shares may decline as a result. Realizing the benefits of our past or future acquisition will depend in part on the integration of intellectual property, products, operations, personnel and sales force and the completion of assignments of current and past contracts and rights. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. We may not successfully integrate the operations of our existing operations, and may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks, we could face numerous other risks, including, but not limited to, the following:

●	diversion of our management’s attention from normal daily operations of our business;
●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;
●	increased costs related to acquired operations and continuing support and development of acquired products;
●	our responsibility for the liabilities of the businesses we acquire;
●	changes in how we are required to account for our acquisitions under accounting principles generally accepted in U.S.;
●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and
●	potential loss of key employees of the companies we acquire.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;
●	export duties and tariffs;
●	uncertain political, regulatory and economic developments;
●	labor and social unrest;
●	inability to protect our intellectual property rights;
●	highly aggressive competitors;
●	currency issues, including currency exchange risk;
●	difficulties in staffing, managing and supporting foreign operations;
●	longer payment cycles; and
●	increased collection risks;

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

Our officers and directors of the Company currently beneficially own approximately  18.5% of our outstanding common stock, and  27.5% on a fully diluted basis assuming the exercise of both vested and unvested options. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The identity management and payment processing industries are characterized by rapid change and new entrants. The Company will need to consistently develop and improve products in order to remain competitive in the technology industry.

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

We do not need or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company does business (including Columbia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. To the extent that our business is based on Governmental Contracts, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are, or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of our activities in payment processing may in due course require government licensing in different jurisdictions and may subject us to additional regulation and oversight. Aspects of payment processing and related financial services are already subject to legislation and regulations in various jurisdictions. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

Some states in the United States have adopted legislation governing the collection, use of, and storage of biometric information and other states are considering such legislation. The widespread adoption of such legislation could result in restrictions on our current or proposed business activities or we may incur increased costs to comply with such regulations.

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

Our stock is considered a penny stock and any investment in our stock will be considered a high-risk investment and subject to restrictions on marketability.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we expect to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company” (1) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (2) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (3) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (4) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.

In addition, we are eligible to delay the adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company has adopted and will be adopting all standards as they have become effective for public companies.

We also take advantage of reduced disclosure requirements, including regarding executive compensation. If we remain an “emerging growth company” in the future, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We may remain an “emerging growth company” until (1) the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, in which case we would cease to be an “emerging growth company” as of the following December 31, (2) our gross revenue exceeds $1 billion in any fiscal year, (3) we issue more than $1 billion in nonconvertible notes in any three-year period or (4) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline and/or become more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters as of February 28, 2018 and as of the date of this report are located in Long Beach, New York where the Company currently leases office space. The facilities in Long Beach, New York are owned by Bridgeworks LLC, a company providing office facilities to emerging companies principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use certain office services for a fixed, monthly fee of $7,425.  The arrangement with Bridgeworks LLC is terminable upon 30 days notice.

Previously, the Company’s headquarters was located in Longwood, Florida, which the Company utilized until August 1, 2017, the date in which the Company provided a termination notice to the landlord. The monthly rent at the time of termination was $3,800. The monthly payments included all taxes and building maintenance charges.

The Company entered into a new office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The Company will be responsible for their respective share of building expenses.

MultiPay S.A.S. leases space in Bogotá, Colombia. In April 2017, MultiPay S.A.S. entered into a lease beginning April 22, 2017 for two years to replace its former offices. The rent is approximately $8,500 per month with an inflation adjustment after one year. The lease will be extended for one additional year unless written notice to the contrary is provided at least six months in advance. The previous office space which was inadequate for the current organization was a fully furnished with computers, phone systems, internet access and break rooms to accommodate up to 30 employees. The lease cost a combined $3,700 per month. The lease was terminated in the second quarter of 2017.

IDGS S.A.S. had a warehouse located in Bogotá, Colombia for approximately $ 2,900 per month. The lease for the warehouse was terminated on February 28, 2018.

Cards Plus leases its office and production facility in a suburb of Johannesburg, South Africa. The location consists of approximately 39,500 square feet. Cards Plus is currently operating on a month to month basis for approximately $6,500 per month.

We believe our facilities are in good operating condition and that our facilities are adequate for present and near term uses.

Item 3. Legal Proceedings

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: IDTY) for each quarter for the years ended December 31, 2017 and 2016 were as follows:

Quarter Ended	High	Low
March 31, 2016	$0.50	0.25
June 30, 2016	0.25	0.08
September 30, 2016	0.30	0.13
December 31, 2016	0.49	0.12
March 31, 2017	0.47	0.10
June 30, 2017	0.47	0.12
September 30, 2017	0.30	0.13
December 31, 2017	0.31	0.10

Holders of our Common Stock

As of February 28, 2018, there were approximately 159 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan	Number of securities to be issued upon exercise of outstanding options, awards and rights	Weighted-average exercise price of outstanding options, awards and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders - 2014 Equity Compensation Plan	25,000,000	$0.45	—

Equity compensation plans approved by security holders – 2017 Equity Compensation Plan	250,000	0.13	69,750,000

Equity compensation plans or arrangements not approved by security holders (includes 20,000,000 restricted shares)	97,958,331	$0.08	—

Totals	123,208,331	$0.16	—

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2017.

On November 21, 2014, our Board of Directors authorized the Ipsidy Inc. Equity Compensation Plan (the “2014 Plan”). On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). The following is a summary of principal features of the 2014 Plan and the 2017 Incentive Plan. The summaries, however, does not purport to be a complete description of all the provisions of each plan.

The 2014 Plan covers 25,000,000 shares of common stock and the 2017 Incentive Plan covers 70,000,000 shares of common stock. Both plans are administered by the Compensation Committee.

Under each plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. Other types of equity awards may also be granted under each of the plans include but are not limited to restricted stock, restricted stock units, and stock appreciation rights, which together with the ISO’s and Non-ISO’s are hereinafter collectively referred to as “Awards”. Each of the plans are not considered qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and are not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

The terms of Awards granted under the plans shall be contained in an agreement between the participant and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan. The terms of Awards may or not require a performance condition in order to vest the equity comprised in the relevant Award. The terms of each Option granted shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan

Any option granted under either of the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Unregistered Sales of Equity Securities

On January 31, 2017, the Company entered into an Executive Retention Agreement pursuant to which the Company granted Mr. Beck Stock Options to acquire 15,000,000 shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck will purchase 15,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. On September 28, 2017, as a result of the increase in the Company’s authorized shares of common stock, the Company and Mr. Beck entered into the Restricted Stock Agreement. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

On January 31, 2017, the Company entered into an Executive Retention Agreement pursuant to which Mr. Stoller agreed to serve as Chief Financial Officer pursuant to which the Company granted Mr. Stoller Stock Options to acquire 5,000,000 shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years. Further, upon the Company being legally entitled to do so, the Company has agreed to enter a Restricted Stock Purchase Agreement with Mr. Stoller pursuant to which Mr. Stoller will purchase 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving various milestones. On September 28, 2017, as a result of the increase in the Company’s authorized shares of common stock, the Company and Mr. Stoller entered into the Restricted Stock Agreement. The Stock Options vest with respect to (i) one-third of the shares of common stock upon the one year anniversary of the grant date and (ii) in 24 equal monthly tranches commencing on the one-year anniversary of the grant date.

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

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000 or a per share price of $0.20. The Company has received proceeds of $3,170,000 in the first quarter of 2017 and the balance was received in the second and third quarter of 2017. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee of $240,000 and agreed to issue Network 1,000,000 shares of common stock upon increasing its authorized shares of common stock.

On December 18, 2017, the Company entered into Subscription Agreements with accredited investors (the “December 2017 Accredited Investors”) pursuant to which the December 2017 Accredited Investors agreed to purchase an aggregate of approximately 38,461,500 shares of the Company’s common stock for an aggregate purchase price of $5,000,000. In connection with this private offering, the Company agreed to pay Network 1, a registered broker-dealer, a cash fee of $350,000 and issue common stock purchase warrants to acquire 1,153,846 shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.143 per share.

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

Overview

Ipsidy Inc. together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision is to enable solutions that provide pre-transaction authentication of identity as well as embed identity attributes within every electronic transaction message processed through our platform or other electronic systems.

We are building upon our existing capabilities in biometric identification and multi-factor identity authentication and management solutions to develop an identity transaction platform for our business customers. The platform is being designed to enable the end users of our business customers to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

The Company’s products focus on the broad requirement for identity, access and transaction authentication and associated identity management needs and the requirement for cost-effective and secure mobile electronic solutions for institutions and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business operations in order to facilitate their use and enhance the end user customer experience.

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

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management and transaction processing marketplace, including growing concerns over identity theft and fraud and the increase in electronic payments, solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction. Other drivers are the gaps in the existing value propositions offered by the banks and non-banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks traditional payment services. Our results are also impacted by the changes in levels of spending on identity management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

Going Concern

The Company has an accumulated deficit of approximately $66.4 million as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues. Although the Company has been successful in raising capital, additional financing or improvement in operations is not assured. On January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3 million (the “Offering”) into the Company in consideration of a Promissory Note (the “Stern Note”) and 4.5 million shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to prepay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or in excess of $15 million. Further, on January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which each Investors agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share provided that certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of an aggregate of $6,331,000 debt and accrued interest into 84,822,006 shares of common stock. Certain Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share. In March 2017, the Company entered into subscription agreements for the sale of 20,000,000 shares of common stock and received proceeds of $4,000,000 in 2017. Additionally, on December 18, 2017, the Company entered into Subscription Agreements with accredited investors (the “December 2017 Accredited Investors”) pursuant to which the December 2017 Accredited Investors agreed to purchase an aggregate of approximately 38,500,000 shares of the Company’s common stock for an aggregate purchase price of approximately $5,000,000. In the last three years through December 31, 2017 the Company has raised approximately $18.6 million through equity and debt financing.

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

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2017 and 2016 no allowance for doubtful accounts was necessary.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide loyal ID and other types of cards. Inventories at December 31, 2017 consist of cards inventory and kiosks that have not been placed into service and inventories at December 31, 2016 consist solely of cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2017, the Company recorded an inventory valuation allowance of approximately $353,000 to reflect net realizable value of kiosks that will not be placed into service. As of December 31,2016, the Company did not believe an inventory valuation allowance was necessary to record inventory to net realizable value.

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

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2017 and 2016, the software is still under development and has not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and expensed over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company has reviewed its revenue streams for the current reporting periods and has determined the impact for the new revenue standard (Topic 606) is insignificant.

The Company anticipates that with the evolution of its revenue and operations in 2018, the new revenue standard application will require additional disclosure and reporting. Although the new revenue standard is comprehensive, certain considerations of new contractual arrangements in 2018 will be reviewed on a contract by contract basis as our software (intellectual property) could be a right to use or access, include multiple elements, and certain costs could be capitalized if they meet the criteria of incremental costs of obtaining or fulfilling a contract, etc.

In August 2014, the FASB issued Accounting Standard Update ASU2014-15 Disclosure of Uncertainties about an entity’s Ability to Continue as a Going Concern. This ASU amends ASC205-40. ASC205-40 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related note disclosures. With the amendments made by ASU 2014-15, financial statement disclosures will be required when there is substantial doubt about an entity’s ability to continue as a going concern or when substantial doubt is alleviated because of considerations of management’s plans. The new standard provides management with principles for evaluating whether there is substantial doubt by: providing a definition of substantial doubt, requiring an evaluation every reporting period (including interim periods), providing principles for considering the mitigating effect of management’s plans, requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requiring an express statement and other disclosures when substantial doubt is not alleviated, and requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments are effective for the calendar year December 31, 2017. The adoption of this guidance did not have a material impact on our consolidated financial statements as the Company had provided substantially all the required disclosures previously.

In February 2016, the FASB issued ASU 2017-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The company is currently evaluating the impact of this standard.

In June 2016, the FASB issued ASU 2017-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2021. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

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

Reconciliation of Net Loss to Adjusted EBITDA

Reconciliation of Net Loss to Adjusted EBITDA
(Unaudited)

	For the Year Ended
	December 31, 2017	December 31, 2016

Net loss	$(17,481,629)	$(9,851,403)

Add Back:

Interest expense	1,337,081	3,625,984
Income taxes	28,781	2,946
Conversion of debt, derivative liability, and modifications	4,106,652	(7,345,000)
Depreciation and amortization	475,211	421,694
Write-off of asset	212,862	225,862
Stock compensation	5,650,072	8,648,212

Adjusted EBITDA (Non-GAAP)	$(5,670,970)	$(4,271,705)

The increase in Adjusted EBITDA loss in 2017 compared to 2016 is principally due to the Company’s investment in technical and operating resources required to provide the support for future operations

Results of Operations and Financial Condition for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Revenues

For the year ended December 31, 2017 compared to December 31, 2016, the Company increased revenue by $.4 million to $2.3 million from $1.9 million. The 2017 revenues include Cards Plus (South Africa based) and ID Solutions (US based) (two newly acquired businesses in February 2016), and a full year of the Company’s Colombian operations (acquired in May 2015) which also includes lease income from the leasing of unattended transit kiosk at bus stations, which commenced in May 2016. Revenue in 2017 from Cards Plus, ID Solutions, and the Colombian operations were $1.4 million, $0.5 million and $0.4 million compared to $1.1 million, $.5 million and $.3 million in 2016.

Cost of sales

During the year ended December 31, 2017 compared to 2016, cost of sales increased in the prior year due to incremental revenue. The revenue increase was principally related to the higher sales volume at CardsPlus.

Operating Expenses

Operating expenses for the year ended December 31, 2017 excluding cost of sales decreased by approximately $1.3 million as compared to the same period in 2016 due primarily to a decrease in stock-based compensation expense offset by higher staff and consulting expenses that were added to support current and future operations. The Company will continue to grow the expense base judiciously to support future opportunities while controlling and/or eliminating certain other expenditures.

Depreciation and amortization expense remained consistent during the year ended December 31, 2017 compared to December 31, 2016.

During the year ended December 31, 2017, the Company wrote-off two assets acquired in the 2015 Acquisition that are no longer being used and in the year ended December 31, 2016 a product that was considered no longer viable was written-off. The asset net values were approximately $216,000 and $226,000 in 2017 and 2016 and are included in research and development.

Interest Expense

Interest expense decreased during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the lower levels of average debt outstanding due to the debt for equity conversion in the first quarter of 2017.

Other Income (Expense)

In the first quarter of 2017, the Company entered into certain agreements pursuant to which the investors agreed to waive any existing rights with respect to certain price protection and anti-dilution rights contained in their debt and Stock Purchase Warrants. Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of December 31, 2017. As a result of these agreements, the Company recorded a net charge of approximately $3.6 million in 2017. See notes 6,7 and 8 of the Notes to the Consolidated Financial statements.

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

Liquidity and Capital Resources

As of December 31, 2017, current assets were $5.3 million and current liabilities outstanding amounted $1.6 million which resulted in net working capital of $3.7 million.

Net cash used by operating activities was $6.5 million for the year ended December 31, 2017 compared to $3.8 million in 2016. Cash used in operations for 2017 and 2016 was the primarily result of funding the business operations as the Company invests in people, product and infrastructure of a developing business.

Net cash used in investing activities in 2017 was approximately $0.9 million compared to net cash provided by investing activities in 2016 of $0.1 million. The 2017 cash used was principally related to investing in the platform to provide products and services and in 2016 the cash provided by investing activities was related to cash acquired in an acquisition of $.4 million net of investments in new products and property and equipment.

Net cash provided by financing activities for 2017 and 2016 was $11.2 million and $3.8 million, which consisted primarily of the net proceeds from the issuance of notes payable, convertible notes payable and the sale of common stock in 2017 and 2016. In 2017, the Company raised gross proceeds of approximately $12.0 million from debt and equity financing.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and is required to seek additional financing. As more fully described in Notes 7, 8, and 9, the Company to date has obtained financing in the form of promissory and convertible notes payable as well as equity financing. The promissory notes and convertible notes payable were/are at interest rates ranging from 10-15% per annum.

As described in its notes to the financial statements, the Company converted/repurchased substantially all of its existing obligations as of December 31, 2016 and removed features from certain warrants that required derivative liability accounting in the beginning of 2017. On January 31, 2017, the Company converted the outstanding debt and accrued interest of approximately $6.3 million into approximately 84.8 million shares of common stock, at a conversion price of $0.10 per share unless such shares were initially priced at less than the $0.10 per share.  Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 6 and 7 related to the Company’s convertible debt and outstanding notes payable.

Additionally, on January 31, 2017, the Company entered and closed a Securities Purchase Agreement with an accredited investor pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note matures in January 2019 and bears interest at a rate of 10% per annum.

Equity Financing

On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000.

On December 18, 2017, the Company entered into Subscription Agreements with accredited investors (the “December 2017 Accredited Investors”) pursuant to which the December 2017 Accredited Investors agreed to purchase an aggregate of approximately 38.5 million shares of the Company’s common stock for an aggregate purchase price of $5,000,000. In connection with this private offering, the Company agreed to pay Network 1, a registered broker-dealer, a cash fee of $350,000 and issued common stock purchase warrants to acquire 1,153,846 shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.143 per share.

In 2018, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms. In order to implement and grow our operations through December 31, 2019 as contemplated in our current business plan, we expect that we will need to raise approximately $10 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

In beginning of 2017, the Company effectively refinanced the Company’s financial position and with the equity financing in December 2017 provided the necessary funds to support its business in the beginning of 2018 and provided near-term financing requirements. As noted earlier, the Company anticipates additional financing will be required beyond current levels and the amounts will be dependent on current operations and investments the Company may pursue.

For a complete description of the outstanding debt as of December 31, 2017 and 2016, see Notes 6 and 7 to the consolidated financial statements.

As of December 31, 2016, we had total convertible notes payable outstanding of $2.5 million, which primarily consisted of borrowings in the form of convertible debt, net of deferred discounts and deferred charges..

As of December 31, 2016, we had total promissory notes payable outstanding of $3.2 million, which consisted of borrowings, net of discounts. As of December 31, 2017, the total promissory notes payable is $ 2.4 million, which consist of borrowings, net of discounts and deferred charges.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2017, the Company had the following long term debt obligations.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long Term Debt	$3,000,000	$0	$3,000,000	$0	$0

On December 30, 2016, LATAM, a wholly owned subsidiary of the Company, entered into a Contract for the Provision of Cash Collection Services (the “Contract”) with Recaudo Bogota S.A.S. (“RB”), a Colombian company, pursuant to which the Company agreed to supply, maintain and provide platform services for unattended payment collection and fare ticketing kiosks. On November 14, 2017, LATAM entered into a Settlement Agreement with RB effective November 9, 2017 (the “Recaudo Settlement Agreement”). Pursuant to the Recaudo Settlement Agreement, LATAM and RB terminated the Contract and each party provided a full release of the other party without financial consideration being paid by either party.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-30 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as a result of continuing weaknesses in its internal control over financial reporting principally due to the following:

-	Although the Company has improved its monitoring capabilities to mitigate the risk of management override, because of Company size there are few employees (including certain management functions) and lack of segregation of duties exists.

-	An outside consultant assists in the preparation of the annual and quarterly financial statements and partners with the Company to ensure compliance with US GAAP and SEC disclosure requirements.

-	Outside counsel assists the Company in the external review and editing of the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

In 2017, Philip D. Beck, the Chief Executive Officer and President of the Company, and Stuart P. Stoller, the Chief Financial Officer of the Company were appointed and have initiated the following actions to remediate weaknesses in internal control:

-	In addition to the engagement of Mr. Beck and Mr. Stoller. who are both experienced public company executives, the Company evaluated its personnel resources and processes and have made certain changes to improve its efficiency and effectiveness in financial reporting. On August 1, 2017. the Company hired one additional financial resource.

-	The Company continues to use independent consultants and specialists to support its accounting functions which could include the implementation of new accounting standards such as revenue recognition.

-	The Compared expanded significantly in 2015 and 2016 due to it acquisition of operations in Colombia and South Africa. Due to the Company’s limited human and capital resources, processes to ensure a review of the financial reporting and operations of its foreign subsidiaries are being developed.

-	The Company has taken certain steps to enhance its control environment to promote the adherence to appropriate internal control policies and procedures. These efforts included assessing its levels of analytical reviews among other appropriate steps.

-	The Company has and is continuing to reassess and revise key policies and procedures, including the general ledger, general ledger reconciliation, capital expenditure, systems access and accounts payable, to develop and deploy effective policies and procedures and reinforced compliance in an effort to constantly improve the Company’s internal control environment.

-	The Company has enhanced its internal governance and compliance function by forming committees of the Board of Directors and it will have periodic and regular meetings to support its internal governance and compliance functions including the formation of audit, compensation, and governance committees in the 4th quarter of 2017.

Changes in Internal Control over Financial Reporting

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held

Philip D. Beck (2)*	57	Chairman of the Board of Directors, Chief Executive Officer and President
Herbert Selzer (1)(2)(3*)	72	Director
Ricky Solomon (1)(3)	56	Director
Theodore Stern (1*)(2)(3)	88	Director
Stuart Stoller	62	Chief Financial Officer
Thomas Szoke	53	Chief Technology Officer and Director

(1)	Audit Committee	* denote Committee Chair

(2)	Governance Committee

(3)	Compensation Committee

Philip D. Beck.

Philip was appointed as Chairman of the Board of Directors and Chief Executive Officer of Ipsidy Inc. in February 2017. Prior to joining Ipsidy, Philip founded Planet Payment Inc., a leading international payment processing platform doing business in 24 countries (formerly Nasdaq: PLPM) and served as its Chairman, Chief Executive Officer and President from 1999-2015. Philip has also served as a director of Bluefin Payment Systems from 2013 to 2014, managing member of Parity Labs, a private consulting firm and with his son cofounded the Bridgeworks co-working facility in NY. Philip is an Attorney admitted to practice in NY, and as a Solicitor of the Supreme Court in England and Wales and the British Virgin Islands. Philip previously worked in private practice as an international corporate lawyer for almost 17 years and founded a number of startups prior to Planet Payment.

Herbert Selzer

Herbert Selzer serves as an Independent Director of the Company. Mr. Selzer is an attorney based on New York, New York with a focus in corporate, international estate planning, trust and estates and wealth management. Mr. Selzer has been with Loeb, Block & Partners LLP since 1972 and became a partner in 1978. Prior to 1972, Mr. Selzer was employed by Ernst & Young. Mr. Selzer holds a BS Economics from Brooklyn College, a JD from George Washington University Law Center, an LLM in Taxation from New York University Law School.

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

In 2000, Mr. Solomon became a founding partner of Amaranth, a multi-strategy market neutral hedge fund that grew to almost $10 billion in assets by 2006. There, Mr. Solomon ran global convertible arbitrage and a long short equity book and he was also was a member of the executive committee until leaving Amaranth in 2006. Mr. Solomon joined Verition, another multi- strategy market neutral fund, in 2008 and remained there until 2014. Mr. Solomon joined Tripoint Global Equities from 2016 through mid-2017. Mr. Solomon currently serves on the board of Aspen University, (OTCQB: ASPU) a for profit on-line higher learning institution.  Through the years, Mr. Solomon has structured many financings, both public and private and in multiple industries. He also has been a very active venture capital investor. Mr. Solomon graduated from Emory University in 1983 with a BBA in finance. Mr. Solomon is a limited investor in Renrel Partners LLC (“RPLLC”).  RPLLC has entered a branch office relationship with Network 1 Financial Securities Inc. pursuant to which RPLLC provides administrative services relating to the management of a branch office.

Theodore Stern

Mr. Stern has served in several executive positions in the energy and software industries over his career. He currently is a member of the Board of Directors of EnSync, Inc. and serves on the Governance, Audit, and Compensation Committees. EnSync develops and manufactures innovative energy management systems solutions. Previously he served as Chairman of the Board of inContact Inc. from 2000 to 2016 (when the company was acquired). He was Chairman and CEO from 2000 to 2005 when the positions were split. He oversaw the acquisition of four companies and the transition of inContact from a telecommunications company to a rapidly growing software-as-a-service company.

Mr. Stern also was a Senior Executive Vice President and member of the Board of Directors of Westinghouse Electric Corporation until his retirement. In his last position at Westinghouse Electric, Mr. Stern was responsible for multiple business units. Mr. Stern served as Vice Chairman of the Board of Directors of Superconductivity, Inc. of Madison, Wisconsin, a small technology company, until it was acquired in April 2007. Mr. Stern also served on the Board of Directors of Copperweld Corporation of Pittsburgh, Pennsylvania, a privately-owned steel and cable manufacturer, until its acquisition by LTV. Mr. Stern also served on the Board of Directors of Northern Power Systems of Waitsfield, Vermont, a privately-owned manufacturer of renewable and distributed generation systems until it was acquired by Distributed Energy Systems Incorporated (DESC). Mr. Stern also served on the board of directors of DESC. Mr. Stern holds a Bachelor of Science degree in Mechanical Engineering from the Pratt Institute and a Master of Arts degree in Theoretical Mathematics from New York University. He is a fellow of the American Society of Mechanical Engineers and a member of the National Academy of Engineering. He is the author of a number of technical papers on nuclear power technology.

Stuart Stoller

On January 31, 2017, Stuart Stoller was appointed Chief Financial Officer of the Company. Mr. Stoller. Prior to joining the Company served as Chief Financial Officer and Board Member for TestAmerica Environmental Services LLC from May 2016 to October 2017. From December 2013 to April 2016, he was the Chief Financial Officer of Associated Food Stores. Mr. Stoller served as Chief Financial and Administrative Officer for Sleep Innovations from August 2009 to October 2013. Prior to joining Sleep Innovations, Mr. Stoller for 29 years served various roles with the New York Times Company including Senior Vice President for Process Reengineering and Corporate Controller and various capacities at Macy’s which included the role of Senior Vice President and Corporate Controller. He also was the controller of Coopers & Lybrand LLP. He is a Certified Public Accountant.

Thomas Szoke

Thomas R. Szoke serves as Chief Technology Officer and a Director of the Company. Mr. Szoke is a co-founder of Innovation in Motion (“IIM”) a predecessor of Ipsidy and has over 25 years of product engineering, global sales and operations management experience. He has held several executive positions in the Company and has successfully led it from its inception to its listing on the OTC Market as well as expanding its market presence and product portfolio through strategic acquisitions in the United States, South America and Africa.  Mr. Szoke pioneered the concept and development of certain product lines as well as its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform.

Prior to founding IIM, Mr. Szoke spent 23 years with Motorola, Inc. holding various management positions in field and product engineering, systems integration, program management and sales. He spent the last 10 years of his career at Motorola in the Biometrics Industry as Director of Integration and Project Management and then Director of Global Business Development for Civil Biometrics. From 2008-2011, Mr. Szoke was President of Thomas Szoke LLC, a technology consulting company focused on identity management and secure credentialing solutions. Mr. Szoke holds a degree in Electrical Engineering and Applied Mathematics from the University of Akron, in Ohio and is fluent in Hungarian.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are three (3) independent directors. As the Company is not listed on an exchange, the Company is not required to maintain a Board that consists of a majority of independent directors.

Committees

 Board meetings during fiscal 2017

During 2017, the Board of Directors held six meetings which includes committee meetings. Each director attended all of the meetings of the Board and the all of the meetings held by all committees on which such director served. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. The Board has not designated a member as the “audit committee financial expert” as defined by the SEC. During 2017, which is not required at this time, the Audit Committee held two meetings in person or through conference calls.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2017, the Compensation Committee held two meetings in person or through conference calls.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2017, the Governance Committee held one meeting in person or through conference calls.

Nomination of Directors

As provided in its charter, the Governance Committee is responsible for identifying individuals qualified to become directors. The Governance Committee seeks to identify director candidates based on input provided by a number of sources including (1) the Governance Committee members, (2) our other directors, (3) our stockholders, (4) our Chief Executive Officer or Chair of the Board, and (5) third parties such as service providers. In evaluating potential candidates for director, the Governance Committee considers the entirety of each candidate’s credentials.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing composition of the Board of Directors. However, at a minimum, candidates for director must possess:

●	high personal and professional ethics and integrity;

●	the ability to exercise sound judgment;

●	the ability to make independent analytical inquiries;

●	a willingness and ability to devote adequate time and resources to diligently perform Board and committee duties; and

●	the appropriate and relevant business experience and acumen.

Legal Proceedings

There are currently no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip Beck	2017	275,000	2,857		1,935,833		45,833	5,071	2,264,594
Chairman of the Board, CEO and President (1)	2016	—	—	—	—	—	—	—	—

Thomas Szoke	2017	262,315	—	—	—	—	—	—	262,315
President, CEO and Director (2)	2016	275,000	—	—	1,763,533	—	—		2,038,533

Douglas Solomon	2017	161,458	—	—	—	—	—	—	161,458
Chairman, COO and Former Director (3)	2016	250,000	—	—	3,527,065	—	—	—	3,777,065

Stuart Stoller	2017	206,250	952	—	308,611	—	—	—	518,118
CFO (4)	2016	—	—	—	—	—	—	—	—

Charles D. Albanese	2017	50,038	—	—	5,097	—	—	—	55,135
Former CFO and Director(5)	2016	200,000	—	—	69,104	—	—	—	269,104

(1)	Mr. Beck was hired on January 31, 2017 and as part of his compensation package was granted 15,000,000 stock options which vest over 1/3 immediately with the balance over two years and 15,000,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds. As of December 31, 2017, and 9,583,333 of the shares under the options vested and were exercisable. In 2017, the stock options carried an expense of $1,935,833. There was no expense recorded for the restricted stock as the performance shares were not met. In 2017, according to the terms of Mr. Beck’s employment agreement, a bonus of $2,857 was paid for the purchase of the restricted stock and $5,701 was expensed for the reimbursement of medical premiums. Mr. Beck has not exercised or realized a gain on these options as of the date of the submission of this report.

(2)	In 2015, Mr. Szoke was awarded 10,000,000 options which will vest in four installments over a 12 month period beginning September 15, 2015, of which 10,000,000 were exercisable as of December 31, 2017 and carried an associated expense to the Company in 2017 and 2016 of $-0- and $1,763,533, inclusive of an additional expense of $70,610 in 2016 as the term of the granted stock options were extended to ten years from five years. Mr. Szoke has not exercised or realized any gain on these options as of the submission of this report. On January 31, 2017, Mr. Szoke resigned as President and Chief Executive Officer and agreed to serve as Chief Technology Officer. Mr. Szoke remained a director.

(3)	In 2015 Mr. Solomon was awarded 20,000,000 options which will vest in four installments over a 12 month period beginning September 15, 2015 of which 20,000,000 were exercisable as of December 31, 2017 and carried an associated expense to the company in 2017 and 2016 of $-0- and $3,527,065, inclusive of $141,221 of additional expense in 2016 as the term of the granted stock options was extended to ten years from five years. Mr. Solomon has not exercised or realized any gain on these options as of the submission of this report. On January 31, 2017, Mr. Solomon resigned as Chairman of the Board and Chief Operating Officer and agreed to serve as Executive Director, Government Relations and Enterprise Security. Mr. Solomon resigned from active service with the Company on September 1, 2017 but remained a director until September 16, 2017.

(4)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 5,000,000 stock options which vest over three years and 5,000,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds. As of December 31, 2017, none of the options were exercisable and the associated expense in 2017 was $308,611. There was no expense recorded for the restricted stock as the performance criteria were not met. According to the terms of Mr. Stoller’s employment agreement, a bonus of $952 was paid related to the purchase of the restricted stock and $2,305 was expensed for the reimbursement of certain medical premiums.

(5)	Mr. Albanese was hired on April 15, 2015 and as part of his compensation package was granted 3,500,000 options which will vest in eight installment over two years, of which 2,625,000 were exercisable as of December 31, 2017 and carried an associated expense to the company in 2017 and 2016 of $5,097 and $69,104. Mr. Albanese has not exercised or realized any gain on these options as of the submission of this report. Mr. Albanese resigned as Chief Financial Officer and Director of January 24, 2017 and the Company paid Mr. Albanese in 2017, $43,462 representing unpaid salary, deferred salary, vacation entitlement and one month’s pay.

Mr. Beck, Mr. Szoke and Mr. Stoller each are party to an Executive Retention Agreement to encourage the Executive to continue to devote the Executive’s full attention and dedication to the success of the Company, and to provide specification compensation and benefits to the Executive in the event of a Termination Upon Change of Control or certain other terminations pursuant to the terms of this Agreement. These agreements include payment of salary and other benefits for one year in addition to acceleration and vesting of certain stock compensation plans.

Except as outlined below under “Executive Employment Agreements”, there are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company for 2017.

Pursuant to the Executive Retention Agreements, as more fully described below, certain executive officers could earn additional compensation if certain performance thresholds were met by December 31, 2017. The performance thresholds in totality were not met by Mr. Beck and Mr. Stoller. However, if the thresholds are met in 2018, the additional compensation amounts would be earned and payable in 2018. No other incremental compensation targets for any executive were met in 2017. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; The Company implemented in 2017 a plan to provide medical benefits on a cost sharing basis and also implemented in 2018 a dental plan which is fully paid by the employees cost. See “Executive Agreements” below.)

Grant of Plan-Based Awards

As previously described, in connection with their respective employment arrangements, Philip Beck and Stuart Stoller were awarded 15,000,000 and 5,000,000 common stock options in 2017. Additionally, Philip Beck and Stuart Stoller received 15,000,000 and 5,000,000 restricted common shares in 2017.

There were no grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2017.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards					Stock awards
(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ©	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) e	Option Expiration Date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity Incentive Plan Awards: Number of unearned shares or units of stock or rights that have not vested (#) (i)	Equity Incentive Plan Awards: Market or payout of unearned shares, units or other rights that have not vested ($) (j)
Executive Officer

Philip Beck (1)	20,000,000	20,000,000	—	$0.05 per share	August 12, 2026
Philip Beck (2)	10,416,667	4,583,333	—	$0.10 per share	January 31, 2027	15,000,000	3,750,000	—	—
Douglas Solomon	20,000,000	—	—	$0.45 per share	September 25, 2025	—	—	—	—
Stuart Stoller (2)	1,805,556	3,194,444	—	$0.10 per share	January 31, 2027	5,000,000	1,250,000	—	—
Thomas Szoke	10,000,000	—	—	$0.45 per share	September 25, 2025	—	—	—	—

(1)	The amounts for Philip Beck includes previously awarded common stock options for consulting services rendered prior to his employment (20,000,000 stock options) which became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company. The consulting services were provided by Parity Labs, LLC, a company principally owned by Mr. Beck and his family.

(2)	The performance criteria for the restricted stock awards to Philip Beck and Stuart Stoller have not been met.

(3)	The above amounts are as of February 28, 2018.

Compensation of Directors

Beginning November 1, 2017, the non-management Directors consisting of Herb Selzer, Theodore Stern and Ricky Solomon will receive $72,000 for Board membership, inclusive of all Board meeting and committee meeting attendance fees in the form of an annual restricted common stock grant commencing November 1, 2017 vesting in quarters at the end of each quarter after the date of the grant. Additionally, they will each receive, an annual retainer for service on each committee of $5,000 to be paid in cash beginning November 1, 2017.

During 2017, the Company recorded expense of $12,000 each for Board Membership and $3,750, $3,750 and $2,500 for Mr. Selzer, Mr. Stern and Mr. Solomon for the annual retainer for service on Board committees.

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

The Company also granted Mr. Beck a Stock Option to acquire 15 million shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years and the Company agreed to a Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck purchased 15 million shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving Milestone 2. The Stock Options vest with respect to (i) one-third of the shares of common stock as of January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

On January 31, 2017, Mr. Szoke and the Company entered into an Executive Retention Agreement pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an annual salary of $250,000. The Company has agreed to provide a bonus of up to 50% of the base salary in 2017 upon the Company achieving a gross margin to be mutually agreed upon by the Company and Mr. Szoke and a bonus of 75% of the base salary upon the Company achieving Milestone 2. The Company and Mr. Szoke entered into an Indemnification Agreement on January 31, 2017. Mr. Szoke’s annual salary was increased in late 2017 to $275,000 per year. Mr. Szoke did not meet the 2017 bonus requirement.

On January 31, 2017, Douglas Solomon and the Company entered into an Executive Retention Agreement pursuant to which Douglas Solomon agreed to serve as Executive Director, Government Relations and Enterprise Security in consideration of an annual salary of $225,000. The Company has agreed to provide a bonus of up to 50% of the base salary in 2017 upon the Company achieving gross margin to be mutually agreed upon by the Company and a bonus of 75% of the base salary upon the Company achieving Milestone 2. The Company and Mr. Solomon entered into an Indemnification Agreement on January 31, 2017. See below with respect to obligations under Mr. Solomon’s Executive Retention Agreement.

On September 13, 2017, Douglas Solomon and the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon approximately $8,000 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the quarter ended September 30, 2017, the Company paid Mr. Solomon approximately $52,000 under the terms of such agreement.

 The Company entered an Executive Retention Agreement with pursuant to which Stuart Stoller agreed to serve as Chief Financial Officer in consideration of an annual salary of $225,000. The Company has agreed to provide two different bonus levels upon the achievement of certain performance, financial and other milestones. The Company also granted Mr. Stoller a stock option to acquire 5 million shares of common stock at an exercise price of $0.10 per share for a period of ten years. Further, Company has agreed to a Restricted Stock Purchase Agreement in which Mr. Stoller purchased an additional 5 million shares at a per share price of $0.0001, which shares of common stock vest upon meeting certain performance, financial and other milestones. The Stock Options vest with respect to (i) one third of common stock upon the anniversary of the grant date and (ii) in 24 equal installments commencing on the one year anniversary of the grant.

The Company also entered into an executive employment agreement with Charles D. Albanese as of May 28, 2015, which was subsequently terminated. The Company and Mr. Albanese entered into a Confidential Settlement Agreement pursuant to which Mr. Albanese’s Executive Employment Agreement dated May 28, 2015 was terminated as of January 24, 2017. The Company paid Mr. Albanese $43,462 representing unpaid salary, deferred salary, vacation entitlement and one month’s pay. Upon the Company generating Earnings before Interest, Taxes, Depreciation and Amortization of not less than zero for any quarter published in the Company’s Form 10-Q or Form 10-K, the Company will be required to pay Mr. Albanese $50,000. The Company also paid Mr. Albanese’s COBRA for a period of six months through July 2017. In addition, the parties agreed that Mr. Albanese’s stock options to acquire 2,625,000 shares of common stock that have vested as of the termination date may be exercised prior to their expiration date but all other options shall lapse and no longer be exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following  table sets forth, as of February 28, 2018, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each beneficial owner is c/o Ipsidy Inc., 780 Long Beach Blvd., Long Beach, New York 11561.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)

Officers & Directors
Philip Beck	Chairman of the Board, CEO and President	47,250,000	(2)	10.87%
Douglas Solomon	Director and Executive Director	37,303,747	(3)	8.76%
Thomas Szoke	Chief Technology Officer and Director	35,208,801	(4)	8.52%
Ricky Solomon	Director	9,946,717	(5)	2.43%
Herb Selzer	Director	6,071,278	(6)	1.50%
Theodore Stern	Director	9,141,667	(7)	2.25%
Stuart Stoller	Chief Financial Officer	6,666,667	(8)	1.65%

		151,588,877		35.97%
>5% Shareholders

Andras Vago	Shareholder	47,368,260	(9)	11.74%
Eric Rand	Shareholder	34,124,857	(10)	8.24%
Stephen Garchik	Shareholder	30,042,005	(11)	7.24%
Richard Greene	Shareholder	29,505,209	(12)	7.43%
		141,040,331		34.65%

	Total owned by officers, directors and shareholders	292,629,208		70.63%

(1) Applicable percentage ownership is based on 403,311,988 shares of common stock outstanding as of February 28, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2) Includes 1,000,000 shares of common stock, a stock option to acquire 15,000,000 shares of common stock at $0.10 per share vesting with respect to one-third of the shares of common stock upon January 31, 2017 and in 24 equal monthly tranches commencing on the January 31, 2017 and a stock option to acquire 20,000,000 shares of common stock at $0.05 per share held by Parity Labs LLC, a private consulting firm which is principally owned by Mr. Beck. Additionally, it includes 15,000,000 restricted stock common shares that vest upon meeting performance criteria. The performance criteria as of February 28, 2018 have not been met.

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

(5) Includes 3,469,444 shares of common stock, a stock option to acquire 3,500,000 shares of common stock at an exercise price of $0.0001 per share, a common stock purchase warrant to acquire 250,000 shares of common stock at an exercise price of $0.40 per share and a common stock purchase warrant to acquire 2,727,273 shares of common stock at an exercise price of $0.055 per share

(6) Includes 3,791,278 shares of common stock of which 1,537,778 shares are held by Vista Associates, a family partnership, stock options to acquire 400,000 shares of common stock at an exercise price of $0.10 per share, a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.10  per share and a common stock purchase warrant to acquire 880,000 shares of common stock at an exercise price of $0.05 per share

 (7) Includes (i) 6,226,667 shares of common stock held directly or indirectly by the Reporting Person, (iii) a common stock purchase warrant held by the Reporting Person to acquire 1,000,000 shares of common stock at $0.10 per share issued on April 19, 2017 exercisable for a period of five years at an exercise price of $0.10 per share and (iv) 1,875,000 shares of common stock that may be issued upon the conversion of interest accrued at $0.20 per share as of April 30, 2017 under that certain Unsecured Promissory Note due January 31, 2019 in the principal amount of $3,000,000 issued to the Stern Trust.

(8) Includes a stock option to acquire 5,000,000 shares of common stock at $0.10 per share. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2018 and (ii) in 24 equal monthly tranches commencing on the January 31, 2018. Additionally, it includes 5,000,000 restricted stock common shares that vest upon meeting performance criteria. The performance criteria as of February 28, 2018 have not been met.

(9) Includes 3,200,000 shares held by Multipolaris Corporation, 24,968,000 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(10 Includes the following securities held by Mr. Rand: (i) 23,219,523 shares of common stock, (ii) a common stock purchase warrant to acquire 953,333 shares of common stock at $0.05 per share, (iii) a common stock purchase warrant to acquire 500,000 shares of common stock at $0.10 per share and (iv) a common stock purchase warrant to acquire 10,000,000 shares of common stock at $0.10 per share.

(11) Includes (i) 27,362,838 shares of common stock held by Mr. Garchik,, (ii) a common stock purchase warrant to acquire 2,200,000 shares of common stock at $0.05 per share issued on June 1, 2016 exercisable for a period of five years, (iii) a common stock purchase warrant to acquire 166,667 shares of common stock at $0.10 per share issued on September 25, 2016 exercisable for a period of five years, and (iv) a common stock purchase warrant to acquire 312,500 shares of common stock at $0.10 per share issued on December 23, 2016 exercisable for a period of five years.

(12) Includes (i) 12,010,264 shares of common stock held directly or indirectly by the Reporting Person, (ii) 6,599,972 shares of common stock held by the Trust FBO Emily Greene (the “Emily Trust”), which the Reporting Person serves as trustee, (iii) 6,599,972 shares of common stock held by the Trust FBO Victoria Greene (the “Victoria Trust”), which the Reporting Person serves as trustee, (iv) a common stock purchase warrant held by the Reporting Person to acquire 1,041,667 shares of common stock at $0.10 per share issued on December 23, 2016 exercisable for a period of five years, (v) a common stock purchase warrant held by the Emily Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2016 exercisable for a period of five years, (vi) a common stock purchase warrant held by the Victoria Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2016 exercisable for a period of five years, (vii) a common stock purchase warrant held by the Emily Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2016 exercisable for a period of five years, and (viii) a common stock purchase warrant held by the Victoria Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2016 exercisable for a period of five years.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

In connection with the Company’s ability to secure third-party financing during the year ended December 31, 2017, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $710,000, issued Network 1 2,200,000 shares of common stock and issued 1,153,846 common stock purchase warrants of $0.143 cents per share. During the year ended December 31, 2016, for similar services, the Company paid Network 1 cash fees of $326,000 and issued Network 1 4,450,000 shares of common stock of the Company in accordance with its agreement. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1.

Ipsidy is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in the near future in which an independent directorship is required. However the Board has determined that three of the directors are independent, comprising a majority of the Board of Directors of the Company.

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety upon Mr. Beck becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases offices. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $4,500. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks. During 2016, the Company paid Parity and Bridgeworks $147,078 and $6,750 for strategic advisory services and the use of facilities respectively and in 2017, paid Parity and Bridgeworks $34,694 and $71,950 for strategic advisory services and the use of the facilities.

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at December 31, 2016. The note was repaid in April 2017.

On January 31, 2017, the Company entered into Conversion Agreements with Mr. Selzer, a director of the Company and Vista Associates, a family partnership pursuant to which Mr. Selzer converted $150,000 in debt plus interest into 1,753,500 shares of common stock and $40,000 of debt plus interest into 1,537,778 shares of common stock. Additionally, in April 2017, Mr. Selzer purchased an additional 500,000 shares of common stock.

On September 13, 2017, one of its former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon approximately $8,000 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the year ended December 31, 2017, the Company paid Mr. Solomon approximately $52,000 under the terms of such agreement.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Cherry Bekaert, LLP, the independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Q) are reported below.

The total fees paid to Cherry Bekaert, LLP in 2017 aggregated $431,200 which includes fees for the 2016 audited financial statements and review of the quarterly financial statements of for 2017. Additionally, the company paid Cherry Bekaert, LLP $61,300 for tax services.

The total fees invoiced by Cherry Bekaert, LLP during 2016, which includes fees for the 2015 audited financial statements, review of the quarterly financial statements for 2016 and progress payments for the audit of the 2016 financial statements were $272,000. Additionally, the Company was billed by Cherry Bekaert, LLP for $39,500 for tax services

In 2017, the Company formed an Audit Committee and the Audit Committee by its Charter shall pre-approve all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered by Cherry Bekaert, LLP for the Form 10-Q filing for the third quarter of 2017 and the audit of the financial statements for the year ended December 31, 2017.

In 2016 and prior to the third quarter of 2017, the Company did not have an audit committee serving and thus its board of directors performs the duties of an audit committee. The board of directors evaluated and approved in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company did not rely on preapproval policies and procedures.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2017	$431.2	$61.3	$—	$—	$492.5
2016	$272.0	$39.5	$—	$—	$311.5

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings. Fees charged by Cherry Bekaert in 2016 were approved by the Board with engagement letters signed by an executive officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number		Description
2.1	(2)	Agreement and Plan of Reorganization

3.1	(1)	Certificate of Incorporation

3.2	(1)	By-laws

3.3	(7)	Certificate of Ownership and Merger

3.4	(58)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(63)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(13)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(14)	Stock Option dated May 28, 2015 issued to Charles D. Albanese

4.3	(17)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the September 2015 Investors

4.4	(18)	Form of Security Agreement by and between ID Global Solutions Corporation and the September 2015 Investors

4.5	(19)	Form of Secured Convertible Debenture issued to the September 2015 Investors

4.6	(20)	Form of Common Stock Purchase Warrant issued to the September 2015 Investors

4.7	(21)	Securities Purchase Agreement by and between ID Global Solutions Corporation and Ricky Solomon

4.8	(22)	Security Agreement by and between ID Global Solutions Corporation and Ricky Solomon

4.9	(23)	Secured 10% Secured Promissory Note issued to Ricky Solomon

4.10	(24)	Common Stock Purchase Warrant issued to Ricky Solomon

4.11	(25)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.12	(26)	Form of Security Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.13	(27)	Form of Secured 12% Secured Promissory Note issued to the 2015 Accredited Investors

4.14	(28)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.15	(29)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.16	(30)	Letter Agreement by and between ID Global Solutions Corporation and ID Solutions Inc.

4.17	(31)	Secured 12% Convertible Promissory Note issued to ID Solutions Inc.

4.18	(32)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.19	(33)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.20	(34)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.21	(35)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.22	(43)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.23	(44)	Form of Stock Pledge Agreement by and between ID Global Solutions Corporation and the 2015 Accredited Investors

4.24	(45)	Form of 12% Promissory Note issued to the 2015 Accredited Investors

4.25	(46)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.26	(49)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the April 2016 Accredited Investors

4.27	(50)	Form of Stock Pledge Agreement by and between the Affiliates and the April 2016 Accredited Investors

4.28	(51)	Form of Secured Convertible Debenture issued to the April 2016 Accredited Investors

4.29	(52)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.30	(53)	Form of Securities Purchase Agreement by and between ID Global Solutions Corporation and the December 2016 Accredited Investors

4.31	(54)	Form of Promissory Note issued to the December 2016 Accredited Investors

4.32	(56)	Form of Subscription Agreement by and between ID Global Solutions Corporation and the August 2016 Accredited Investors

4.33	(56)	Form of Letter Agreement entered with the April 2016 Accredited Investors

4.34	(56)	Stock Option issued to Parity Labs, LLC

4.35	(57)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.36	(58)	Securities Purchase Agreement entered between the Company and the Theodore Stern Revocable Trust dated January 31, 2017

4.37	(58)	Promissory Note in the principal amount of $3,000,000 payable to the Theodore Stern Revocable Trust

4.38	(58)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.39	(59)	Form of Subscription Agreement by and between Ipsidy Inc and the March 2017 Accredited Investors

4.40	(66)	Form of Subscription Agreement by and between Ipsidy Inc. and the December 2017 Accredited Investors
10.2	(3)	Assignment of Patents

10.3	(3)	Assignment of Patents

10.4	(3)	Assignment of Patents

10.5	(3)	Employment Agreement of David Jones

10.6	(3)	Employment Agreement of Douglas Solomon

10.7	(3)	Employment Agreement of Thomas Szoke

10.8	(3)	Promissory Note

10.9	(3)	Flextronics Manufacturing Services Agreement

10.10	(4)	Agreement with Tiber Creek Corporation

10.11	(4)	Adjusted Compensation Agreement David S. Jones through September 30, 2013

10.12	(4)	Adjusted Compensation Agreement David S. Jones from October 1, 2013

10.13	(5)	Agreement extending due date of $600,000 Penn Investments Note

10.14	(5)	Agreement extending due date of $310,000 Penn Investments Note

10.15	(5)	Promissory Note for $20,000 payable to Penn Investments

10.16	(5)	Promissory Note for $180,000 payable to Penn Investments

10.17	(6)	Note Conversion Agreement dated September 24, 2014 by and between ID Global Corporation and Penn Investments, Inc.

10.18	(8)	Promissory Note in the principal amount of $17,000 dated August 7, 2014 from Thomas Szoke

10.19	(8)	Promissory Note in the principal amount of $17,000 dated August 28, 2014 from Thomas Szoke

10.20	(9)	The ID Global Solutions Corporation Equity Compensation Plan

10.21	(10)	Real Estate Purchase Agreement dated December 12, 2014 by and between ID Global Solutions Corporation and Megan DeVault and Jeffrey DeLeon

10.21(a)	(10)	Commercial Lease Agreement dated December 19, 2014 by and between ID Global Solutions Corporation and DeLeon-Costa Investments, LLC

10.22	(11)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.23	(12)	Form of Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.24	(15)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.25	(16)	Executive Employment Agreement by and between ID Global Solutions Corporation and Charles D. Albanese dated May 28, 2015

10.26	(25)	Rental Contract with Purchase Option by and between ID Global Solutions Corporation and Basetek S.A.S., a Colombian company, dated September 15, 2015

10.27	(36)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.28	(37)	Director Agreement by and between ID Global Solutions Corporation and Charles Albanese dated September 25, 2015

10.29	(38)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.30	(39)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.31	(40)	Letter Agreement entered between ID Global Solutions Corporation and Douglas Solomon dated September 25, 2015

10.32	(41)	Letter Agreement entered between ID Global Solutions Corporation and Thomas Szoke dated September 25, 2015

10.33	(48)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.34	(55)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.35	(57)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.36	(57)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.37	(58)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.38	(58)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.39	(58)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.40	(58)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.41	(58)	Form of Conversion Agreement dated January 31, 2017

10.42	(58)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.43	(60)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.44	(58)	Form of Indemnity Agreement
10.45	(62)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.46	(62)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.47	(64)	Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.
10.48	(64)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.49	(65)	Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

14.1	(61)	Code of Ethics

21.1	(61)	List of Subsidiaries

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2		Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(11)          Previously filed on Form 8-K on March 12, 2015 (File No.: 000-54545) and incorporated herein by this reference.

(12)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(13)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 1, 2015.

(14)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 1, 2015.

(15)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 1, 2015.

(16)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 1, 2015.

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

(61)          Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(62)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017

(63)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017

(63)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017

(64)          Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(65)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(66)          Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: March 15, 2018	By: /s/Philip Beck
Name: Philip Beck
Title: Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date: March 15, 2018	By: /s/Stuart Stoller
Name: Stuart Stoller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 15, 2018 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Philip Beck Philip Beck	Chairman of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)

/s/ Thomas R. Szoke	Chief Technology Officer and Director
Thomas R. Szoke

/s/Theodore Stern Theodore Stern	Director

/s/Stuart Stoller	CFO
Stuart Stoller	(Principal Financial and Accounting Officer)
/s/ Herb Selzer	Director
Herb Selzer

/s/ Ricky Solomon Ricky Solomon	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ipsidy, Inc (formerly ID Global Solutions Corporation)

Long Beach, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ipsidy, Inc. (formerly ID Global Solutions Corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $66.4 million, and incurred a loss from operations of approximately $12 million that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since December 31, 2015.

Fort Lauderdale, Florida

March 15, 2018

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$4,413,822	$689,105
Accounts receivable, net	165,929	138,359
Current portion of net investment in direct financing lease	52,790	44,990
Inventory, net	492,030	150,679
Other current assets	218,537	166,479
Total current assets	5,343,108	1,189,612

Property and equipment, net	209,719	115,682
Other assets	1,243,531	358,343
Intangible assets, net	2,878,080	3,474,291
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	618,763	674,015
Total assets	$17,029,244	$12,547,986

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,447,185	$1,687,900
Convertible notes payable, net	—	250,000
Derivative liability	—	8,388,355
Notes payable, net	—	109,819
Capital lease obligation, current portion	27,420	—
Deferred revenue	122,511	398,680
Total current liabilities	1,597,116	10,834,754

Convertible notes payable, net, less current maturities	—	2,245,596
Notes payable, net less current maturities	2,375,720	3,051,603
Capital lease obligation, net of current portion	115,509	—
Derivative liability, net of current portion	—	9,668,276
Total liabilities	4,088,345	25,800,229

Commitments and Contingencies (Note 16)

Stockholders’ Deficit:
Common stock, $0.0001 par value, 1,000,000,000 and 500,000,000 shares authorized; 403,311,988 and 234,704,655 shares issued and outstanding as of December 31, 2017 and 2016, respectively	40,331	23,470
Additional paid in capital	79,053,339	35,341,669
Accumulated deficit	(66,407,622)	(48,925,993)
Accumulated comprehensive income	254,851	308,611
Total stockholders’ equity (deficit)	12,940,899	(13,252,243)
Total liabilities and stockholders’ equity (deficit)	$17,029,244	$12,547,986

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2017	2016

Revenues:
Products and services	$2,228,910	$1,877,446
Lease income	74,696	52,492
Total revenues, net	2,303,606	1,929,938

Operating Expenses:
Cost of sales	589,254	492,237
General and administrative	13,026,188	14,243,363
Research and development	222,068	340,317
Depreciation and amortization	475,211	421,494
Total operating expenses	14,312,721	15,497,411

Loss from operations	(12,009,115)	(13,567,473)

Other Income (Expense):
Gain (loss) on derivative liabilities	(452,146)	7,345,000
Gain on extinguishment of notes payable	2,802,234	—
Loss on modification of derivatives	(319,770)	—
Loss on modification of warrants	(158,327)	—
Loss on settlement of notes payable	(5,978,643)	—
Interest expense	(1,337,081)	(3,625,984)
Other income (expense), net	(5,443,733)	3,719,016

Loss before income taxes	(17,452,848)	(9,848,457)

Income tax expense	28,781	2,946

Net loss	$(17,481,629)	$(9,851,403)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.05)

Weighted Average Shares Outstanding - Basic and Diluted	338,485,301	217,570,666

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2017	2016
Net Loss	$(17,481,629)	$(9,851,403)
Foreign currency translation (loss) gain	(53,760)	257,050
Comprehensive income loss	$(17,535,389)	$(9,594,353)

See notes to consolidated financial statements.

         IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2015	187,854,139	$18,785	$14,923,936	$(39,074,590)	$51,561	$(24,080,308)
Reclass of derivatives upon conversion of convertible debt	—	—	692,850	—	—	692,850
Issuance of common stock upon conversion of convertible debt	704,074	70	21,152	—	—	21,222
Stock-based compensation	—	—	8,648,212	—	—	8,648,212
Common stock issued for services	969,654	97	311,006	—	—	311,103
Common stock issued in settlement of contingent liability	260,537	26	59,655	—	—	59,681
Common stock issued with convertible debt	1,033,337	103	54,367	—	—	54,470
Common stock issued with notes payable	1,932,914	193	168,152			168,345
Common stock issued for debt issuance costs	2,450,000	245	257,451	—	—	257,696
Common sock issued for acquisition of FIN Holdings	22,500,000	2,250	8,997,750	—	—	9,000,000
Common stock and warrants issued for cash	25,000,000	2,500	1,247,500	—	—	1,250,000
Equity issuance costs	2,000,000	200	(120,442)	—	—	(120,242)
Common stock canceled	(10,000,000)	(1,000)	1,000	—	—	—
Warrants issued for inventory			79,081			79,081
Net loss	—	—	—	(9,851,403)	—	(9,851,403)
Foreign currency translation	—	—	—	—	257,050	257,050
Balances, December 31, 2016	234,704,655	23,470	35,341,669	(48,925,993)	308,611	(13,252,243)
Reclassification of derivatives removal of price protection in warrants	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	21,601,191	—	—	21,609,673
Stock-based compensation	—	—	5,650,072	—	—	5,650,072
Common stock issued for services	593,557	60	140,091	—	—	140,151
Common stock issued with note payable	4,500,000	450	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	224,340	—	—	224,460
Common stock issued for cash	58,463,770	5,846	8,994,444	—	—	9,000,290
Cash and common stock issued for equity issuance costs	1,000,000	100	(664,644)	—	—	(664,544)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	(874,750)	—	—	(875,000)
Common stock issued compensation subject to performance	20,000,000	2,000	—	—	—	2,000
Loss on modification of warrants	—	—	158,327			158,327
Common stock issued upon exercise of warrants	528,000	53	26,347			26,400
Net loss	—	—	—	(17,481,629)	—	(17,481,629)
Foreign currency translation	—	—	—	—	(53,760)	(53,760)
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899

See notes to consolidated financial statements.

         IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,481,629)	$(9,851,403)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	475,211	421,494
Stock-based compensation	5,650,072	8,648,212
Common stock issued for services	140,151	311,103
Amortization of debt discounts and issuance costs	937,133	3,165,079
Loss (gain) on derivative liability	452,146	(7,345,000)
Gain on settlement of notes payable	(2,802,234)	—
Loss on modification of derivatives	319,770	—
Loss on modification of warrants	158,327	—
Loss on settlement of debt	5,978,643	—
Write off of assets	212,862	225,862
Gain on sale of property and equipment	—	(3,681)
Changes in operating assets and liabilities:
Accounts receivable	(36,963)	674,952
Net investment in direct financing lease	47,452	28,939
Other current assets	(52,058)	(32,255)
Inventory, net	(354,227)	(194,473)
Accounts payable and accrued expenses	90,353	(254,560)
Deferred revenue	(276,169)	398,680
Net cash flows from operating activities	(6,541,160)	(3,807,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,246)	(23,565)
Proceeds from the sale of property and equipment	—	8,007
Investment in other assets and software development	(894,435)	(283,813)
Cash acquired in acquisition	—	419,042
Net cash flows from investing activities	(907,681)	119,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable, common stock and warrants	—	1,550,000
Proceeds from issuance of notes payable and common stock	3,000,000	1,375,000
Proceeds from issuance of notes payable, related parties	—	13,609
Proceeds from the sale of common stock	9,002,290	1,250,000
Proceeds from exercise of common stock warrants	26,400	—
Payment of debt and equity issuance costs	(750,975)	(229,423)
Principal payments on notes payable	(59,819)	(89,569)
Principal payments on capital lease obligation	(30,842)	(120,242)
Net cash flows from financing activities	11,187,054	3,749,375

Effect of foreign currencies on cash	(13,496)	277,237

Net Change in Cash	3,724,717	339,232
Cash, Beginning of the Year	689,105	349,873
Cash, End of the Year	$4,413,822	$689,105

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,192	$11,051
Cash paid for income taxes	$28,781	$2,946

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$21,609,673	$21,222
Issuance of common stock in settlement of contingent liability	$—	$59,681
Issuance of warrants for inventory costs	$224,460	$79,081
Reclassification of derivative liabilities upon removal of price protection in warrants	$7,614,974	$692,850
Issuance of common stock with debt	$—	$222,815
Issuance of common stock for debt issuance costs	$—	$257,696
Debt discount for fair value of warrants issued in connection with debt	$—	$358,411
Debt discount for fair value of embedded conversion features	$—	$290,425
Reclassification of inventory to net investment in direct financing lease	$—	$747,944
Acquisition of equipment pursuant to a capital lease	$163,407	$—
Acquisition of FIN Holdings:
Issuance of common stock as consideration	$—	$9,000,000
Assumed liabilities	—	914,218
Inventory	—	(112,408)
Other current assets	—	(299,798)
Property and equipment	—	(112,408)
Intangible assets	—	(8,970,562)
Cash acquired	$—	$419,042

See notes to consolidated financial statements.

 IPSIDY INC. AND SUBSIDIARIES

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AMD SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ipsidy Inc. (formerly ID Global Solutions Corporation) (“Ipsidy” or the “Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware. Ipsidy is a provider of secure, biometric identification, identity management and electronic transaction processing services. The Company plans to provide pre-transaction verification of identity as well as embed identity attributes within every electronic transaction message processed through our platform, or other electronic systems. The Company provides its biometric identification services to government and public sector organizations, seeking to authenticate and manage identities for a variety of security purposes, including issuing identity cards and exercise of rights such as voting in elections. The Company’s current and future platforms of internally developed software as well as acquired and licensed technology is intended to provide solutions for multi modal biometric matching, multi-factor out of band identity and transaction authentication, and electronic transactions.

Going Concern

As of December 31, 2017, the Company had an accumulated deficit of approximately $66.4 million. For the year ended December 31, 2017, the Company earned revenue of approximately $2.3 million and incurred a loss from operations of approximately $12.0 million.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries Innovation in Motion Inc. MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings, Inc., Cards Plus Pty Ltd. and Ipsidy Enterprises Limited (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The lease of equipment to customers that meet certain criteria are recognized as a direct financing lease. Direct financing lease arrangements are recognized as revenue over the term of the associated lease based on the effective interest method. As of December 31, 2017, the Company has 78 kiosks financed under direct financing leases. The revenue associated with these arrangements is expected to be recognized through April 2026. The imputed interest rate in the arrangements approximates 10.7%.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2017 and 2016, no allowance for doubtful accounts was recorded.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at December 31, 2017 consist of cards inventory and kiosks that have not been placed into service and inventories at December 31, 2016 consist solely of cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2017, the Company recorded an inventory valuation allowance of approximately $353,000 to reflect net realizable value of kiosks that are being held for sale and no valuation allowance was necessary regarding the cards inventory. As of December 31, 2016, the Company did not believe an inventory valuation allowance was necessary to record inventory to net realizable value.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable. The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2017, the Company held approximately $3,856,1000 in cash not insured by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2017, the Company held approximately $124,000 and $173,000 in cash maintained in Colombian and African Banks, respectively.

2017 Revenues and accounts receivable: For the year ended December 31, 2017, 22% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2017, 60% and 17% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 97% of the Colombian operations were derived from three customers. As of December 31, 2017, accounts receivable related to Cards Plus (Africa) was 84% of the total and 16% of the total was from the Colombia operations.

2016 Revenues and accounts receivable: For the year ended December 31, 2016, 23% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2016, 59% and 18% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 68% of the Colombian operations were derived from three customers. As of December 31, 2016, accounts receivable related to Cards Plus (Africa) was 64% of the total and 36% of the total was from the Colombia operations.

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

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing and new applications. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2017 and 2016, the balance sheet assets were under development and have not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and amortized over their estimated useful lives.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2017 and 2016.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the years ended December 31, 2017 and 2016, the Company wrote-off net assets of approximately $216,000 and $225,000, respectively as the assets were no longer being utilized or developed for commercial purposes and we do not anticipate any realizable value.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to incurred to perform research projects and develop technology for the Company’s products.  Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2017 and 2016 because their effect was antidilutive:

Security	2017	2016
Stock Options	103,208,331	86,925,000
Warrants	48,164,543	51,138,697
Convertible Debt	—	53,143,343

Total	151,372,874	191,207,040

Derivative Instruments

The Company accounts for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company determined that certain of the conversion features and warrants are considered derivative liabilities required to be presented at fair value on the accompanying consolidated balance sheet at December 31, 2016 with changes in fair value reported in the consolidated statements of operations. As of December 31, 2017, the Company does not have any instruments that are considered derivative instruments.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). On January 31, 2017, the Company entered into agreements with the holders of warrants containing down-round features, resulting in the removal of down-round provisions contained in the warrants. Accordingly, as of December 31, 2017, the Company had no common stock warrants requiring liability presentation.

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

Foreign Currency Translation

The assets, liabilities and results of operations of certain of Ipsidy’s subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with Ipsidy, the applicable assets and liabilities are translated to US dollars at currency exchange rates as of the applicable dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive income (loss) in the accompanying consolidated statements of comprehensive income (loss).

Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, inputs other than level one that are either directly or indirectly observable such as quoted prices for identical or similar assets or liabilities on markets that are not active; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company had derivative liabilities required to be recorded at fair value on a recurring basis at December 31, 2016. As of December 31, 2017, the Company has no financial instruments presented as fair value. See Notes 9 and 15.

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s notes payable is $3,000,000, which differs from the carrying value or reported amounts of $2,375,720 at December 31, 2017 because of the debt discounts as discussed in Note 6.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for the calendar year ending December 31, 2018. The Company has reviewed its revenue streams for the current reporting periods and has determined the impact for the new revenue standard (Topic 606) is insignificant.

The Company anticipates that with the evolution of its revenue and operations in 2018, the new revenue standard application will require additional disclosure and reporting. Although the new revenue standard is comprehensive, considerations of new contractual arrangements in 2018 will be reviewed on a contract by contract basis as our software (intellectual property) could be a right to use or access, include multiple elements, and certain costs could be capitalized if they meet the criteria of incremental costs of obtaining or fulfilling a contract, etc.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations: Clarifying the Definition of a Business” (ASU 2017-01). The standard clarifies the definition of a business and adds guidance to assist entities when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or as businesses. The standard provides a screen to determine whether a set of assets and activities qualifies as a business or as a set of assets. ASU 2017-01 is effective for the calendar year ending December 31, 2018. The amendments require a prospective approach to adoption, and early adoption is only permitted for specific transactions. The Company is currently evaluating the impact of this standard.

In February 2016, the FASB issued ASU 2017-02, Leases. The standard requires all leases with lease terms over 12 months to be capitalized as a right-of-use asset and lease liability on the balance sheet at the date of lease commencement. Leases will be classified as either finance or operating. This distinction will be relevant for the pattern of expense recognition in the income statement. This standard will be effective for the calendar year ending December 31, 2019. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company is currently evaluating the impact of this standard.

In June 2016, the FASB issued ASU 2017-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

In August 2016, the FASB issued Accounting Standards Updated 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). The standard addresses eight specific cash flow issues to reduce diversity in practice in how certain cash receipts and cash payments are presented on the Statements of Cash Flows. ASU 2016-15 is effective for the calendar year ending December 31, 2018. The amendments require a retrospective approach to adoption and early adoption is permitted, including in an interim period. The Company does not believe it will have a material impact.

NOTE 2 –ACQUISITIONS

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

The consolidated financial statements for the year ended December 31, 2016 include FIN’s results for the period from the date of acquisition to December 31, 2016. Revenue for the years ended December 31, 2017 and 2016, included in the results of operations was approximately $1,909,000 and $1,583,000, respectively, and net operating profit of approximately $320,000 and $242,000, respectively.

The following unaudited proforma financial information gives effect to the Company’s acquisition of FIN as if the acquisition had occurred on January 1, 2016 and had been included in the Company’s consolidated statement of operations for the year ended 2016.

Proforma net revenue	$2,051,494
Proforma net loss	(9,858,944)

The activity for goodwill for the years ending December 31, 2017 and 2016 is as follows:

Balance, January 1, 2016	$166,689
Acquisition of FIN Holdings	6,569,354
Balance, December 31, 2016	$6,736,043
Balance, December 31, 2017	$6,736,043

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2017 and December 31, 2016:

	2017	2016

Property and equipment	$179,351	$302,128
Equipment under capital lease (see Note 12)	156,867	—
	336,218	302,128
Less Accumulated depreciation	126,499	186,446
Property and equipment, net	$209,719	$115,682

Depreciation expense totaled $82,616 and $38,843 for the years ended December 31, 2017 and 2016, respectively.

NOTE 4 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at December 31, 2017 and December 31, 2016:

	2017	2016
Software and development	$1,139,409	$358,343
Other	104,122	—
	$1,243,531	$358,343

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2017 and 2016:

Useful Lives	Customer Relationships 10 Years	Intellectual Property 10 Years	Non-Compete 5 Years	Patents Pending	Total
Carrying Value at December 31, 2015	$—	1,423,504	13,030	—	1,436,534
Additions	1,587,159	814,049	—	19,200	2,420,408
Amortization	(140,993)	(236,695)	(4,963)	—	(382,651)
Carrying Value at December 31, 2016	1,446,166	$2,000,858	$8,067	$19,200	$3,474,291
Additions	—	—	—	9,246	9,246
Write off of assets	—	(212,862)	—	—	(212,862)
Amortization	(158,716)	(231,062)	(2,817)	—	(392,595)
Carrying Value at December 31, 2017	$1,287,450	$1,556,934	$5,250	$28,446	$2,878,080

The following is a summary of intangible assets as of December 31, 2016:

Useful Lives	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$2,444,646	$14,087	$19,200	$4,065,092
Accumulated amortization	(140,993)	(443,788)	(6,020)	—	(590,801)
Carrying Value at December 31, 2016	$1,446,166	$2,000,858	$8,067	$19,200	$3,474,291

The following is a summary of intangible assets as of December 31, 2017:

Useful Lives	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$2,146,561	$14,087	$28,446	$3,776,253
Accumulated amortization	(299,709)	(589,627)	(8,837)	—	(898,173)
Carrying Value at December 31, 2017	$1,287,450	$1,556,934	$5,250	$28,446	$2,878,080

Future expected amortization of intangible assets is as follows:

Year Ending December 31,
2018	$373,638
2019	373,252
2020	366,313
2021	364,498
2022	355,008
Thereafter	1,045,371
$2,878,080

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2017 and December 31, 2016:

	2017	2016
Trade payables	$232,842	$341,002
Accrued interest	275,000	600,624
Accrued payroll and related	468,012	421,771
Other	471,331	324,503
Total	$1,447,185	$1,687,900

NOTE 7 - NOTES PAYABLE, NET

On January 31, 2017, the Company entered into Conversion Agreements with several accredited investors (the “Investors”) pursuant to which substantially all Investors agreed to convert all amounts of notes payable and convertible notes payable due and payable to such persons including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The Conversion Agreements resulted in the conversion of notes and convertible notes amounting to approximately $6,331,000 into 84,822,006 shares of Company common stock with a fair value of approximately $21,610,000. The Investors also agreed to waive any existing rights with respect to certain anti-dilution rights contained in their Stock Purchase Warrants. The Company agreed to reduce the exercise of all outstanding Stock Purchase Warrants acquired as part of a financing or loan that had an exercise price in excess of $0.10 per share to $0.10 per share.

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

On February 22, 2017, the Company entered into an Agreement and Release the (“February 22, 2017 Agreement”) with a holder of certain debentures that represented final and full payment of all amounts owed under these debentures which included debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants previously accounted for as derivative liabilities as well as certain pledged shares (2,500,000 shares) in exchange for $300,000 in cash which was paid in May 2017. As a result of the February 22, 2017 Agreement, the Company recorded a gain on the extinguishment of notes payable of approximately $2.8 million.

See notes 8 and 9.

The following is a summary of notes payable as of December 31, 2017 and December 31, 2016:

	2017	2016
In connection with the acquisition of MultiPay in 2016, the Company assumed three promissory notes. Payments of $6,300 including principal and interest are due monthly. The interest rate at December 31, 2017 is 15.47% per annum. Total outstanding principal and interest was repaid in September 16, 2017.	$—	$46,210

In November 2016, the Company issued a 12% promissory note due in January 2017 to an officer and principal stockholder in the amount of $13,609. The noteholder also received 20,414 shares of the Company’s common stock with a fair value of $2,041. This amount was repaid in April 2017.	—	13,609

The below section of notes payable were all converted to common stock at $0.10 per share, in connection with the January 2017, conversion agreements described above except for the January 2017 Senior Unsecured Note that remains outstanding at December 31, 2017.

In September 2015, the Company issued 12% notes totaling $973,000. The notes are secured by the assets of the Company, matured in September 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 6,486,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $77,840, which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	—	963,000

In October 2015, the Company issued 12% notes in the amount of $225,000. The notes are secured by the assets of the Company, matured in October 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $36,400, which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	—	225,000

In November 2015, the Company issued a 12% note in the amount of $25,000. The note is secured by the assets of the Company, matured in October 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company also issued warrants for the purchase of 166,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years. The Company also incurred debt issuance costs of $94,400, which are presented as a discount against the note and amortized into interest expense over the term of the note.	—	25,000

In December 2015, the Company issued 12% notes totaling $850,000. The notes are secured by the assets of the Company and matured in December 2017. Any unpaid accrued interest on the note is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 1,770,834 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8. The Company also incurred debt issuance costs of $165,300 which are presented as a discount against the notes and amortized into interest expense over the term of the notes.	—	850,000

In January 2016, the Company issued 12% notes totaling of $100,000. These notes are secured by the assets of the Company, matured in January 2017, and accrued interest is convertible into common stock of the Company at a rate of $0.48 per share. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 208,332 shares of the Company’s common stock at an exercise price of $0.48 per share for a period of five years. The conversion rate on the accrued interest and the warrants provide the holders with anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8.	—	100,000

In December 2016, the Company issued promissory notes with an aggregate face value of $1,275,000 which are payable one year from the date of issuance and bear interest of 10% per annum for the initial six months of the term of the Notes and 15% per annum for the remaining six months of the term of the Notes. The note holders also received 1,912,500 shares of common stock, with a fair value of $191,250. The Company allocated the proceeds to the notes and common stock based on their relative fair values, resulting in a discount against the notes for the common stock of $166,304, which will be amortized into expense over the one-year term of the notes. In connection with the issuance of the notes and common stock, the Company also incurred debt issuance costs of $212,427 of which $184,719 was recorded as debt issuance cost against the notes to be amortized over the term of the notes.	—	1,275,000

In January 2017, the Company issued a Senior Unsecured Note with a face value of $3,000,000, payable two years from issuance, along with aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,170,000. The loan is due to a Board Member upon his election in September 2017. The Company allocated the proceeds to common stock based upon the fair value and recorded a discount of $841,727 to be amortized into interest expense over the two-year term of the note. The Company also paid issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $312,000, and a total of $310,790 was recorded as debt issuance costs to be amortized into interest expense over the two-year term of the note.

	3,000,000	—
Total Principal Outstanding	$3,000,000	$3,497,819
Less Current Maturities	—	(109,819)
	3,000,000	3,388,000
Unamortized Deferred Discounts	(455,935)	(159,375)
Unamortized Debt Issuance Costs	(168,345)	(177,072)
Notes Payable, net of current maturities	$2,375,720	$3,051,603

The following is a roll-forward of the Company’s notes payable and related discounts for the years ended December 31, 2017 and 2016:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$2,196,669	(368,653)	(1,193,947)	634,069
New issuances	1,388,609	(260,719)	(233,134)	894,756
Payments	(87,459)	—	—	(87,459)
Amortization	—	452,350	1,267,706	1,720,056
Balance at December 31, 2016	3,497,819	(177,022)	(159,375)	3,161,422
New issuances	3,000,000	(310,790)	(841,727)	1,847,483
Payments/Conversions	(3,497,819)	—	—	(3,497,819)
Amortization	—	319,467	545,167	864,634
Balance at December 31, 2017	$3,000,000	$(168,345)	$(455,935)	$2,375,720

Future maturities of notes payable are as follows for the calendar years 2018 and 2019:

2018	$—
2019	3,000,000
$3,000,000

NOTE 8. CONVERTIBLE NOTES PAYABLE, NET

See Note 6 for transactions associated with the reduction in convertible notes payable on January 31, 2017.

Convertible notes consisted of the following as of December 31, 2017 and December 31, 2016:

	2017	2016
The below section of convertible notes payable were all converted to common stock at $0.10 per share in connection with the January 2017 conversion agreements described in Note 6.

In June 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $700,000. The notes are secured by the assets of the Company, matured in June 2017, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 15,400,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants were subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 8. The Company also incurred debt issuance costs of $124,000, which are presented as a discount against the note and amortized into interest expense over the term of the notes. During the years ended December 31, 2016, a holder of a note elected to convert principal and accrued interest totaling $21,222 into 704,074 shares of common stock.

	$—	$680,000

In July 2015, the Company issued 10% convertible notes with in the aggregate principal amount of $190,000. The notes are secured by the assets of the Company, matured in July 2017, and are convertible into common stock of the Company at a conversion rate of $0.03 per share, subject to adjustment. In connection with the issuance of these notes, the Company also issued warrants for the purchase of 4,180,000 shares of the Company’s common stock at an exercise price of $0.05 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities. See Note 6. The Company also incurred debt issuance costs of $16,200, which are presented as a discount against the note and amortized into interest expense over the term of the notes.	—	166,000

In February 2016, the Company re-issued a 12% convertible note in the amount of $172,095. The note is secured by the assets of the Company, matured in September 2017, and is convertible into common stock of the Company at a rate of $0.10 per share. In connection with the issuance of this note, the Company issued warrants for the purchase of 1,146,667 shares of the Company’s common stock at an exercise price of $0.15 per share for a period of five years.	—	172,095

In April 2016, the Company issued 12% convertible notes in the amount of $1,550,000. The notes are secured by the assets of the Company, mature in October 2017, and are convertible into common stock of the Company at a rate of $0.25 per share. In connection with the issuance of these notes, the Company also issued 1,033,337 shares of common stock and warrants for the purchase of 6,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share for a period of five years. The conversion rate on the notes and exercise price of the warrants are subject to adjustment for anti-dilution protection that requires these features to be bifurcated and presented as derivative liabilities at their fair values. The Company also incurred debt issuance costs of $226,400, which are presented as a discount against the note and amortized into interest expense over the term of the notes. In August 2017, the Company entered into an agreement with the April 2017 Accredited Investors to reduce the exercise price on the embedded conversion features and warrants to $0.10 and increase the number of warrants to 15,500,000. The August 2017 change in terms of these Convertible Notes has been determined to be a loan extinguishment in accordance with ASC 470 Debt. The reported amounts under a loan extinguishment are not significantly different than that of the Company’s reported amounts.	—	1,550,000

Total Principal Outstanding	$—	$2,568,095
Less Current Maturities	—	(250,000)
	—	2,318,095
Unamortized Deferred Discounts	—	(6,466)
Unamortized Debt Issuance Costs	—	(66,033)
Notes Payable, Net	$—	$2,245,596

The following is a roll-forward of the Company’s convertible notes and related discounts for the years ended December 31, 2017 and 2016:

	Principal Balance	Discounts Issuance Costs	Debt Discounts	Total
Balance at December 31, 2015	$1,038,095	$(71,700)	$(583,049)	$383,346
New issuances	1,550,000	(226,400)	(636,373)	(687,227)
Conversions	(20,000)	—	—	(20,000)
Amortization	—	232,067	1,212,956	1,445,023
Balance at December 31, 2016	2,568,095	(66,033)	(6,466)	2,495,596

Conversions	(2,568,095)	—	—	(2,568,095)
Amortization	—	66,033	6,466	72,499
Balance at December 31, 2017	$—	$—	$—	$—

NOTE 9 –DERIVATIVE LIABILITY

Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company had determined that certain conversion features and warrants are derivative liabilities.

As described in Note 6 above, the Company on January 31, 2017 entered into Conversion Agreements with Investors pursuant to which each Investor agreed to convert all amounts of debt accrued and payable to such persons including interest under the terms of their respective financing or loan agreement into shares of Company common stock at $0.10 per share. Certain Investors that had a conversion price less than $0.10 converted at such applicable conversion price. The investors at the time of conversion also agreed to waive any existing rights with respect to certain price protection and anti-dilution rights contained in their Stock Purchase Warrants.

Additionally, on February 22, 2017, the Company entered into an Agreement and Release with a holder of certain debentures that represented final and full payment of all amounts owed under such debentures which included debt with a face value of $300,000, accrued interest of approximately $31,000, cancellation of 3,600,000 warrants (previously accounted for as derivative liabilities) as well as certain pledged shares (2,500,000 shares) in exchange for $300,000 in cash. These debentures also had potential price adjustments on these debentures that have also been eliminated.

Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of December 31, 2017.

The fair values of the embedded conversion features and the warrants are estimated and recorded as derivative liabilities on the date of issuance, offset by a discount on the related convertible note payable up to the face amount of the note, with any excess fair value recorded as derivative expense on the date of issuance. The Company’s convertible debt is convertible into common stock at conversion rates that vary based on certain triggering events. Accordingly, the conversion feature is required to be presented at fair value on the dates of issuance, settlement, and at each reporting date. The Company also has warrants to purchase common stock outstanding that provide for adjustments to the exercise prices upon the future dilutive issuances. The Company utilizes Monte Carlo simulations and stochastic forecasting to estimate the fair value of the warrants and conversion options. The ranges of assumptions utilized in estimating the fair value of the warrants and conversion options on the dates of issuance, settlement, and as of and for the years ended December 31, 2017 and 2016, are as follows:

	2017	2016
Expected Volatility	19% to 87%	19% to 87%
Expected Term	0.0 to 5.0 Years	0.0 to 5.0 Years
Risk Free Rate	0.036% to 1.93%	0.036% to 1.93%
Dividend Rate	0.00%	0.00%
Triggering Capital raise probabilities	50% to 75%	50% to 75%

A summary of derivative activity for the years ended December 31, 2017 and 2016 is as follows:

Balance at January 1, 2016	$25,445,645

New issuances	648,836
Conversion feature reclassified to equity upon conversion of related notes payable.	(692,850)
Change in fair value	(7,345,000)
Balance at December 31, 2016	$18,056,631
Modification of derivatives	319,770
Cancellation of warrants previously accounted for as derivative liabilities and elimination of derivative conversion features resulting from conversion of related party debt to equity	(11,213,573)
Change in fair value	452,146
Reclassification of derivatives to equity upon removal of price protection in warrants	(7,614,974)
Balance at December 31, 2017	$—

As discussed above (Notes 7 and 8) certain notes payable, convertible notes payable and related interest were converted into equity in January 2017. Accordingly, the associated derivative liability related to these notes payable, convertible notes payable and related interest is classified as long-term liabilities at December 31, 2016 in accordance with US GAAP.

NOTE 10 – RELATED PARTY TRANSACTIONS

2017 transactions

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one of its directors, which was outstanding at December 31, 2016. The note was repaid in April 2017. In November 2016, the director also received 20,414 shares of the Company’s common stock with a fair value of $2,041.

Notes Payable

In January 2017, the Company issued to the Stern Trust a Senior Unsecured Note with a face value of $3,000,000, payable two years from issuance, along with aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The loan became a Note due to a one of its Board of Directors upon Mr. Stern’s election in September 2017. During 2017, the Company recorded $275,000 of interest expense under the terms and conditions of the loan.

Convertible Notes Payable

On January 31, 2017, the Company entered into Conversion Agreements with Mr. Selzer, a director of the Company and Vista Associates, a family partnership pursuant to which Mr. Selzer converted $150,000 in debt plus interest into 1,753,500 shares of common stock and $40,000 of debt plus interest into 1,537,778 shares of common stock.

Purchase of Common Stock

In March 2017, Mr. Selzer purchased an additional 500,000 shares of common stock and in December 2017, Mr. Stern purchased an additional 2,000,000 shares of common stock in the capital stock offerings as described in Note 10.

Other

In connection with the Company’s ability to secure third-party financing during the year ended December 31, 2017, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $710,000, issued Network 1 2,200,000 shares of common stock and provided 1,153,846 common stock purchase warrants for five years at a price of $0.143 cents per share. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1.

The Company leases it Corporate headquarters from Bridgeworks LLC, (“Bridgeworks”), a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. Mr. Beck is Chairman, Chief Executive Officer and President of the Company. During 2017, the Company paid Bridgeworks $71,950.

Additionally, as noted above Parity provided consulting services to the Company prior to Phillip Beck becoming an executive officer. During 2017, the Company paid Parity $34,964 for consulting services.

On September 13, 2017, one of its former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon $8,048.13 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s CORBA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the quarter ended September 30, 2017, the Company paid Mr. Solomon $13,028 under the terms of such agreement.

2016 Transactions

Acquisition of FIN

As discussed in Note 2, the Company acquired all of the issued and outstanding shares of FIN in February 2016. The Company’s Chief Operating Officer and a 1.7% shareholder in the Company was also a significant shareholder in FIN at the time of the acquisition.

Outstanding Indebtedness

In November 2016, the Company issued a note payable for $13,609 to one of its directors, which was outstanding at December 31, 2016. The note was repaid in April 2017. In November 2016, the director also received 20,414 shares of the Company’s common stock with a fair value of $2,041.

As of December 31, 2016, the Company had an outstanding indebtedness due to a member of the Company’s Board of Directors. Total amounts due to this related party amounted to $190,000 at December 31, 2016.

Other

In connection with the Company’s ability to secure third-party financing, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, a cash fee and reimbursement of expenses totaling of $364,000 and issued Network 1 4,450,000 shares of common stock of the Company in accordance with its agreement during the year ended December 31, 2017. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. The agreement calls for Network 1 to receive an 8% commission of the total amount of proceeds from any financing it secures for the Company in addition to 8% in shares of common stock.

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015, for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety when Mr. Beck became Chief Executive Officer of Ipsidy Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases private offices. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $4,500. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks.

 NOTE 11– STOCKHOLDERS’ DEFICIT

On August 24, 2016, the Company amended its certificate of incorporation to increase the number of its authorized shares of common stock from 300,000,000 shares to 500,000,000 shares and then on September 28, 2017, the stockholders of the Company approved increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. The Company had 403,311,988 and 234,704,655 shares issued and outstanding as of December 31, 2017 and 2016, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock.

Common Stock

2017 Common Stock Transactions

●	As described in Note 6, on January 31, 2017, in connection with the issuance of a $3,000,000 Senior Unsecured Note, an aggregate of 4,500,000 shares of Common Stock was issued to the Stern Trust and the Company issued Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, 1,200,000 shares of common stock of the Company in conjunction with its services.

●	As described in Notes 6 and 7, on January 31, 2017, the Company entered into Conversion Agreements with Investors pursuant to which each Investor agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share. The Conversion Agreements resulted in the issuance of an approximately of 84,822,000 shares of Company common stock.

●	On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The proceeds were received in 2017. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of $240,000 and issued Network 1,000,000 shares of common stock of the Company.

●	Additionally, the Company cancelled certificates for 2,500,000 shares of common stock acquired in conjunction with the purchase of certain debentures.

●	During the year ended December 31, 2017, the Company issued approximately 594,000 shares of common stock as consideration for services. The fair value of the shares, totaling approximately $140,000 was estimated based on the publicly quoted trading price and recorded as expense.

●	On December 18, 2017, the Company entered into Subscription Agreements with accredited investors (the “December 2017 Accredited Investors”) pursuant to which the December 2017 Accredited Investors agreed to purchase an aggregate of approximately 38,464,000 shares of the Company’s common stock for an aggregate purchase price of $5,000,000. In connection with this private offering, the Company agreed to pay Network 1, a registered broker-dealer, a cash fee of $350,000 and issue common stock purchase warrants valued at $181,154 to acquire 1,153,846 shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.143 per share.

2016 Common Stock Transactions

●	During the year ended December 31, 2016, the Company issued 704,074 shares of common stock upon the conversion of principal and interest on convertible debt totaling $21,222.

●	During the year ended December 31, 2016, the Company issued 4,450,000 shares of common stock for broker dealer services. The fair value of the shares based on publicly quoted trading prices was $377,938.

●	During the year ended December 31, 2016, the Company issued 969,654 shares of common stock as consideration for services. The fair value of the shares, totaling $311,103, was estimated based on the publicly quoted trading price and recorded as expense.

●	During the year ended December 31, 2016, the Company issued 2,966,251 shares of common stock in connection with the issuance of certain debt instruments. The fair value of the shares was estimated based on publicly quoted trading prices and $222,815 was allocated to debt issuance costs recorded against the carrying value of the related debt and amortized into interest expense over the terms of the respective debt agreements.

●	During the year ended December 31, 2016, the Company issued 22,500,000 shares of common stock as consideration for the acquisition of FIN Holdings valued at $9,000,000. The fair value of the shares was estimated based on the publicly traded shares. See Note 2.

●	During the year ended December 31, 2016, the Company issued 260,537 shares of common stock in partial settlement of a contingent liability of $59,681 related to its acquisition of MultiPay. See Note 10.

●	From August 10, 2016 through August 26, 2016, the Company entered into and closed Subscription Agreements with several accredited investors (the “August 2017 Accredited Investors”) pursuant to which the August 2017 Accredited Investors purchased an aggregate of 25,000,000 shares of the Company’s common stock (the “2017 Subscription Shares”) for an aggregate purchase price of $1,250,000. In order to reduce the dilution as a result of this private offering, certain shareholders of the Company including the Chief Executive Officer, directors and others agreed to return to the Company 10,000,000 shares of common stock in the aggregate for cancellation. In connection with the sale of shares, the Company issued 2,000,000 shares of common stock and paid $120,242 of cash for equity issuance costs.

Warrants

●	During the year ended December 31, 2017, the Company issued 1,153,846 warrants in connection with the issuance of approximately 38,461,500 shares of common stock at an exercise price of $.143 per share for a period of five years. See above

●	During the year ended December 31, 2017, an investor exercised 528,000 warrants at $0.05 cents for an aggregate price of $26,400 in exchange for shares of common stock of the Company.

●	On February 22, 2017, the Company entered the “February 22, 2017 Agreement”) with a holder of certain debentures that represented final and full payment of all amounts owed under these debentures which included debt with a face value of $300,000, accrued interest of approximately $31,000, and cancellation of 3,600,000 warrants. See Note 6.

●	During the year ended December 31, 2016, in connection with the issuance of convertible debt and promissory notes, the Company issued warrants to acquire 15,708,332 shares of common stock each with a five-year term. Of these warrants, 208,332 were issued with an exercise price of $0.48 per share and 15,500,000 were issued with an exercise price of $0.25 per share (subsequently repriced in August 2017 to $0.10 per share). Additionally, the Company issued warrants to a supplier to acquire 258,621 shares of common stock at an exercise price of $0.58 per share.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2015	35,171,744	$0.10	—
Granted	15,966,953	$0.11	—
Outstanding at December 31, 2016	51,138,697	$0.11	2.8 Years
Granted	1,153,846	$0.14	5.0 Years
Exercised/Cancelled	(4,128,000)	0.08	—
Outstanding at December 31, 2017	48,164,543	$0.08	2.9 Years

Stock Options

 The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2017.

On November 21, 2014, our Board of Directors authorized the Ipsidy Inc. Equity Compensation Plan (the “2014 Plan”). On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). The following is a summary of principal features of the 2014 Plan and the 2017 Incentive Plan. The summaries, however, does not purport to be a complete description of all the provisions of each plan.

The 2014 Plan covers 25,000,000 shares of common stock and the 2017 Incentive Plan covers 70,000,000 shares of common stock. Both Plans are administered by the Compensation Committee.

The terms of Awards granted under the plans shall be contained in an agreement between the participant and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan. The terms of Awards may or not require a performance condition in order to vest the equity comprised in the relevant Award. The terms of each Option granted shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan

The Company has also granted equity awards that have not been approved by security holders.

2017 Stock Option Issuances

●	In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017, the Company granted the CEO and CFO stock options to acquire 15,000,000 shares and 5,000,000 shares of common stock of the Company respectively at an exercise price of $0.10 per share for a period of ten years. Further, the Company has entered into Restricted Stock Purchase Agreements with the CEO and CFO in which they were provided 15,000,000 shares and 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold which has not been achieved at December 31, 2017.

●	Additionally, the Company granted two employee stock options to acquire 1,250,000 shares of common stock at an exercise price representing fair value at the time of grant.

2016 Stock Option Issuances

●	In March and April 2016, the Company granted to employees, options to acquire 2,500,000 shares of common stock, of which 1,000,000 are exercisable at an exercise price of $0.45 per share vesting over two years, 1,000,000 are exercisable at an exercise price of $0.40 per share vesting on the date of grant and 500,000 are exercisable at an exercise price of $0.10 per share vesting quarterly over two years. The options have a 5 year term.

●	On August 10, 2016, the Company issued to several of its employees and consultants stock options (the “Plan Options”) under its Equity Compensation Plan to acquire an aggregate of 17,000,000 shares (including 6,500,000 performance based shares) of common stock of the Company exercisable at $0.05 per share. The Plan Options contain vesting periods of 12 quarters commencing on October 1, 2017 as well as various vesting based on achieving certain performance milestones. The Plan Options are exercisable for a period of ten years.

●	On August 10, 2016, the Company entered into an amended agreement (the “Amendment”) with Parity Labs, LLC (“Parity”) to amend the compensation section of an existing Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services. The Amendment calls for the Company to issue to Parity the option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company, exercisable at $0.05 per share for a period of ten years. The Parity Option vests as to 10,000,000 shares of common stock immediately and then in 12 equal tranches of 833,333 shares per month commencing on September 1, 2017. The Parity Option vested in entirety upon Mr. Beck becoming Chief Executive Officer of Ipsidy, Inc. in January 2017. Mr. Beck is a manager of Parity.

●	Additionally, the Company amended existing stock options to acquire 50,300,000 shares of common stock by extending the term from five years to ten years. The additional compensation cost related to the extension of the term was approximately $516,000.

●	In October 2016, options to acquire 875,000 shares (500,000 performance based shares) of common stock for an exercise price of $0.10 per share were forfeited.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2017 and 2016 using the Black Scholes Method and the following assumptions:

	2017	2016
Expected Volatility	79.0% to 93.0%	79.0% to 93.0%
Expected Term	2.5 – 5.9 Years	2.5 – 5.9 Years
Risk Free Rate	1.16% to 1.49%	1.16% to 1.49%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2017 and 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as of January 1, 2016	47,800,000	$0.32	8.7	$7,698,650
Granted	40,000,000	$0.32	10.0	$7,475,000
Forfeited	(875,000)	$0.07	—	$—
Outstanding as of December 31, 2016	86,925,000	$0.21	9.5	$10,023,400
Granted	21,250,000	$0.11	10.0	$2,868,750
Forfeited	(4,966,669)	$0.08	—	$—
Outstanding as of December 31, 2017	103,208,331	$0.19	8.3	$11,457,291
Exercisable as of December 31, 2017	81,787,506	$0.22	8 2	$3,316,208

The following table summarizes stock option information as of December 31, 2017:

Exercise Prices	Outstanding	Weighted Average Contractual Life	Exercisable
$0.0001	3,500,000	7.8 Years	3,500,000
$0.05	33,450,000	8.6 Years	25,020,838
$0.10	27,250,000	8.8 Years	16,833,336
$0.13	250,000	9.8 Years	—
$0.15	5,258,331	7.6 Years	4,258,332
$0.25	500,000	8.3 Years	300,000
$0.29	1,000,000	9.3 Years	—
$0.40	1,000,000	8.2 Years	1,000,000
0.45	31,000,000	7.8 Years	30,875,000
Total	103,208,331	8.3 Years	81,787,506

As of December 31, 2017, there was approximately $2,187,000 and $881,000 of unrecognized compensation costs related to employee stock options and non-employee stock options outstanding which will be recognized in 2017 through 2019. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2017 and December 31, 2016 was approximately $5,651,000 and $8,648,000, respectively.

NOTE 12 – DIRECT FINANCING LEASE

In September 2016, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term commenced in May 2017 when the kiosks were installed and operational. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. As such, the lease was accounted for as a direct financing lease.

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the years ended December 31, 2017 of approximately $74,700 and December 31, 2016 of approximately $52,500.

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

Year Ending December 31,
2018	$122,145
2019	122,145
2020	122,145
2021	122,145
2022	122,145
Thereafter	407,175
1,017,900
Less deferred revenue	(346,347)
Net investment in lease	$671,553

NOTE 13 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of December 31, 2017 is $26,614. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of December 31, 2017. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payment related to this capital lease are as follow for the calendar years ending from 2018-2022.

2018	$43,096
2019	43,096
2020	43,096
2021	43,096
2022	10,776
Total minimum lease payments	183,160

Less: Amount representing interest	(40,231)

Present value of minimum lease payments	$142,929

NOTE 14 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2017 and 2016.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2017 and 2016, are as follows:

	2017	2016
United States	$(15,488,668)	$(8,701,796)
Outside United States	(1,964,180)	(1,146,661)
Loss before income taxes	$(17,452,848)	$(9,848,457)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2017 and 2016:

	2017	2016

US Federal Statutory Tax Rate	34.00%	34.00%
State taxes	3.63%	3.63%
Permanent items	(5.94%)	35.71%
Amortization of Discount - APIC	2.04%	—
NOL True-Ups	(2.78%)	—
Change in tax rates	(23.88%)	—
Change in valuation allowance	(7.07%)	(73.34%)

	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Deferred Tax Assets
Net Operating Loss	$4,305,729	$2,669,107
Stock Options	5,276,885	5,655,810
Charitable Contributions	1,267	290,528
Basis Difference in Intangible Assets	39,125	—
Accrued Payroll	97,127	—
Debt issuance costs	—	1,882
Valuation Allowance	(9,559,975)	(8,463,727)
Total Deferred Tax Asset	160,158	153,600

Debt Discounts	(115,553)	(60,524)
Debt Issuance Costs	(42,667)	(91,451)
Basis Difference Fixed Assets	(1,938)	(1,625)
Total Deferred Tax Liability	(160,158)	(153,600)

Net Deferred Tax Asset	$—	$—

As of December 31, 2017, the Company has available federal net operating loss carry forward of $14.5 million and state net operating loss carry forwards of $14.5 million, the most significant of which expire from 2020 until 2037. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2017 the Company had a valuation allowance totaling $12.9 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the US Corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of US international taxation from a worldwide tax system to a territorial tax system. As the Company is not currently a taxpayer due to ongoing operating losses, the impact on the financial statements is not material. We have reflected the lower rates in the calculation above in the December 31, 2017 information.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

The Company’s financial liabilities as of December 31 that are measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3
2017
Derivative instruments (included in current liabilities)	—	—	—
2016
Derivative instruments (included in current liabilities)	—	—	$18,056,631

We classified the derivative liability as Level 3 due to the lack of relevant observable market data over fair value inputs such as the probability-weighting of the various scenarios in the arrangement. The change in the derivative activity for the years ended December 31, 2017 and 2016 is included in Note 8 to the consolidated financial statements.

During the year ended December 31, 2017, no non-financial assets and liabilities were measured at fair value. The Company’s non-financial assets and liabilities that were measured at fair value during the year ended December 31, 2016 were as follows:

	Level 1	Level 2	Level 3
Property and equipment	$—	$100,339	—
Current assets	$311,867	—	—
Accounts payables and other current liabilities	$914,218	—	—
Intangible assets	$112,408	—	$2,401.208
Goodwill	$—	—	$6,569,354

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contingent Purchase Consideration

The Company had recorded a contingent liability of approximately $370,000 related to the acquisition of Multipay because of the contingency of the shares to be issued and debt to be released upon the payment of certain liabilities by the Multipay Shareholders. During the year ended December 31, 2016, the Company issued 260,537 shares of common stock in settlement of approximately $60,000 of the existing obligation, paid certain existing obligations and the remaining balance of approximately $49,000 as of December 31, 2016 was included in accounts payable and accrued expenses. A majority of the remaining obligations were paid during the year ended December 31, 2017.

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Executive Compensation

As of December 31, 2017, the Company had employment agreements with certain key members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors.

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

Operating Leases

On December 19, 2014, the Company entered in a twelve-month lease for office facilities in Florida at a monthly rate of $3,000, with an option to extend the lease for another twelve months for $3,300 per month for 2017. On December 28, 2016, the parties extended the lease for an additional twelve months through December 31, 2017 at a monthly rent of $3,400 per month. The Company provided termination notice to the landlord and will cease paying rent at this location effective August 31, 2017.

The Company entered into a new office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The company will be responsible for their respective share of building expenses.

Additionally, the Company leased office space during 2017 in Long Beach, New York at a monthly rent of $2,250. Beginning in February 2017, the monthly rent was increased to $4,500 as additional office space was required. During Company expanded its footprint and monthly rent is $7,425. The lease can be terminated on 30 day’s notice.

In addition, the Company is party to operating leases for its office location and warehouse in Colombia. The Company through April 30, 2017, paid $4,400 a month for its office location. In April 2017, MultiPay S.A.S. entered into a new lease beginning April 22, 2017 for two years to replace it current offices. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease will be extended for one additional year unless written notice to the contrary is provided at least six months in advance The Company also rents a warehouse at a rate of approximately $2,700 a month per a one-year lease that expires on August 31, 2017. Furthermore, the Company leased an apartment at approximately $2,100 a month, which was terminated in December 2017

The Company also leases space for its operation in South Africa. The current lease expired on June 30, 2017 and the approximate monthly rent is $6,500. Additionally, Cards Plus entered into an equipment lease for approximately $3,600 per month for five years. The Company is currently reviewing lease options and is operating on a month to month basis.

Rent expense for the years ended 2017 and 2016 was approximately $360,000 and $230,000 respectively.

The Company has entered an agreement with an identity consulting organization to provide services for a two-year period beginning October 1, 2017 at a rate of $15,000 per month. The agreement can be terminated at the end of the first year.

NOTE 17 – SEGMENT INFORMATION

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2016 and FIN Holdings (North America and Africa) in 2017. Assets for North America, South America and Africa amounted to approximately $7.2 million, $.9 million and $1.8 million respectively of which $5.3 million, $.2 million and $1.3 million related to goodwill as of December 31, 2017.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2017	2016
Net Revenues:
North America	$518,023	$450,781
South America	394,320	348,335
Africa	1,391,263	1,130,822
	2,303,606	1,929,938

Identity Management	1,909,286	1,581,603
Payment Processing	394,320	348,335
	2,303,606	1,929,938

Loss From Operations
North America	(2,672,161)	(2,973,328)
South America	(8,300,968)	(7,426,341)
Africa	(1,035,987)	(3,167,804
	(12,009,115)	(13,567,473)

Identity Management	(3,708,147)	(6,141,132)
Payment Processing	(8,300,968)	(7,426,341)
	(12,009,115)	(13,567,473)

Gain (loss) on derivative liability	(4,106,652)	7,345,000
Interest expense	(1,337,081)	(3,625,984)

Loss before income taxes	(17,452,848)	(9,848,457)

Income tax expense	28,781	2,946

Net Loss	$(17,481,629)	$(9,851,403)