Form 10-Q
period 2018-03-31
Ipsidy Inc.
filed 2018-05-04
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

516-274-8700

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, par value $0.0001	405,708,228 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “ID Global,” the “Company,” “we,” “our,” “us,” and similar terms refer to Ipsidy Inc., a Delaware corporation formerly known as IM Global Corporation and its subsidiaries. As of February 1, 2017, the Company formally changed its name to Ipsidy Inc.

The information which appears on our website www.ipsidy.com is not part of this report.

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,412,363	$4,413,822
Accounts receivable, net	676,628	165,929
Current portion of net investment in direct financing lease	54,215	52,790
Inventory, net	475,541	492,030
Other current assets	560,721	218,537
Total current assets	4,179,468	5,343,108

Property and Equipment, net	202,926	209,719
Other Assets	1,446,732	1,243,531
Intangible Assets, net	2,794,600	2,878,080
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	604,663	618,763
Total assets	$15,964,432	$17,029,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,816,982	$1,447,185
Capital lease obligation, current portion	28,251	27,420
Deferred revenue	538,812	122,511
Total current liabilities	2,384,045	1,597,116

Notes payable, net	2,519,785	2,375,720
Capital lease obligation, net of current portion	108,127	115,509
Total liabilities	5,011,957	4,088,345

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 405,708,228 and 403,311,988 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	40,571	40,331
Additional paid in capital	79,791,311	79,053,339
Accumulated deficit	(69,160,547)	(66,407,622)
Accumulated comprehensive income	281,140	254,851
Total stockholders’ equity	10,952,475	12,940,899
Total liabilities and stockholders’ equity	$15,964,432	$17,029,244

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017

Revenues:
Products and services	$507,927	$565,545
Lease income	17,862	19,144
Total revenues, net	525,789	584,689

Operating Expenses:
Cost of Sales	120,248	149,129
General and administrative	2,798,699	5,251,212
Research and development	5,361	29,070
Depreciation and amortization	110,676	109,534
Total operating expenses	3,034,984	5,538,945

Loss from operations	(2,509,195)	(4,954,256)

Other Income (Expense):
Loss on derivative liabilities	—	(452,146)
Gain on extinguishment of notes payable	—	2,802,235
Loss on modification of derivatives	—	(319,770)
Loss on modification of warrants	—	(158,327)
Loss on settlement of notes payable	—	(5,978,643)
Interest expense	(239,169)	(604,015)
Other expense, net	(239,169)	(4,710,666)

Loss before income taxes	(2,748,364)	(9,664,922)

Income tax expense	(4,561)	(4,170)

Net loss	$(2,752,925)	$(9,669,092)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)

Weighted Average Shares Outstanding - Basic and Diluted	404,254,263	295,596,151

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Threee Months Ended
	March 31,
	2018	2017
Net loss	$(2,752,925)	$(9,669,092)
Foreign currency translation gains	26,289	23,452
Comprehensive income loss	$(2,726,636)	$(9,645,640)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

(FORMERLY ID GLOBAL SOLUTIONS CORPORATION)

CONDENSED CONSOLIDATED STATEMENTCHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899
Restricted stock issued for services	720,000	72	89,928	—	—	90,000
Stock-based compensation	—	—	648,212	—	—	648,212
Exercise of common stock warrants	1,676,240	168	(168)	—	—	—
Net loss	—	—	—	(2,752,925)	—	(2,752,925)
Foreign currency translation	—	—	—	—	26,289	26,289
Balances, March 31, 2018	405,708,228	$40,571	$79,791,311	$(69,160,547)	$281,140	$10,952,475

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,752,925)	$(9,669,092)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	110,676	109,534
Stock-based compensation	738,212	3,294,160
Common stock issued for services	—	42,376
Amortization of debt discounts and issuance costs	144,065	504,939
Loss on derivative liability	—	452,146
Gain on settlement of notes payable	—	(2,802,235)
Loss on modification of derivatives	—	319,770
Loss on modification of warrants	—	158,327
Loss on settlement of debt	—	5,978,643
Changes in operating assets and liabilities:
Accounts receivable	(514,722)	25,725
Net investment in direct financing lease	12,675	11,394
Other current assets	(169,973)	(226,174)
Inventory	(196,655)	2,863
Accounts payable and accrued expenses	381,730	736,535
Deferred revenue	416,301	(143,012)
Net cash flows from operating activities	(1,830,616)	(1,204,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,474)	(4,563)
Investment in other assets	(182,140)	(343,655)
Net cash flows from investing activities	(192,614)	(348,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	—	3,000,000
Proceeds from the sale of common stock	—	2,880,710
Payment of debt and equity issuance costs	—	(86,331)
Principal payments on notes payable	—	(14,173)
Principal payments on capital lease obligation	(7,382)	(1,957)
Net cash flows from financing activities	(7,382)	5,778,249

Effect of foreign currencies exchange on cash	29,153	30,977

Net change in cash	(2,001,459)	4,256,907
Cash, beginning of the period	4,413,822	689,105
Cash, end of the period	$2,412,363	$4,946,012

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,392	$1,634
Cash paid for income taxes	$4,561	$4,170

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$—	$21,609,673
Issuance of warrants for inventory costs	$—	$224,460
Reclassification of derivative liabilities upon removal of price protection in warrants	$—	$7,614,974
Acquisition of equipment pursuant to a capital lease	$—	$163,407

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and Cards Plus Pty Ltd. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of March 31, 2018, the Company had an accumulated deficit of approximately $69.2 million. For the three months ended March 31, 2018 the Company earned revenue of approximately $0.5 million and incurred a loss from operations of approximately $2.5 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2017 and 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

There is no assurance that the Company will ever be profitable or be able to secure funding or generate sufficient revenues to sustain operations. As such, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2018 and 2017 because their effect was antidilutive:

Security	2018	2017
Stock Options	107,958,331	106,050,000
Warrants	45,964,543	47,538,697
Total	153,922,874	153,588,669

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at March 31, 2018 and December 31, 2017 consist of kiosks that were not placed into service and are held for sale and cards inventory.

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership.

Leases that transfer to the lessee substantially all of the risks and rewards incidental to ownership of the asset are classified as direct finance leases.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.” The new standard was adopted by the Company in our fiscal year beginning January 1, 2018.

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods is not significant. The following is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through March 31, 2018.

Cards Plus - The Company recognizes revenue for the design and production of cards when products are shipped or a services have been performed due to the short term nature of the contracts.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $539,000 and $123,000 as of March 31, 2018 and December 31, 2017 for certain revenue that will be earned in future periods. The $123,000 of deferred revenue contract liability as of December 31, 2017 was earned in the three months ended March 31, 2018.

In 2018, the Company introduced its new transaction platform and products as well as its pay for performance plan for both internal and external salesforce, which is based on a percentage of revenues received by the Company. For the quarter ended March 31, 2018, no revenues associated with these new platforms were recognized or required to be recognized as the services have not yet commenced. The requirements under the new standard will impact future revenue and expenses recognition. The primary impact on accounting for expenses of adopting the new standard, relates to the capitalization and deferral of incremental commission and other costs of obtaining new contracts. We will defer direct and incremental commission as well as costs to obtain a contract and amortize those costs over the term of the related contract. As of March 31, 2018, there was no deferred commissions.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new identity services could include multiple performance obligations. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the new standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service. A more complete analysis of the impact of the standard on these contracts will be performed during the three months ended June 30, 2018 which is the period of time when services are expected to commence and the conclusions reached by management may be different from those described above. For the quarter ended March 31, 2018, no revenues were recognized or required to be recognized under this practical expedient.

Additionally, the Company will capitalize the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. The incremental costs of acquiring and fulfilling a contract are those that the Company incurs to acquire and fulfill a contract with a customer that it would not have incurred if the contract had not been acquired (for example, a sales commission or specific incremental costs associated with the contract).

The Company capitalizes the costs incurred to acquire and fulfill a contract only if those costs meet all the following criteria:

a.	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.
b.	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.
c.	The costs are expected to be recovered.

The Company will capitalize contract acquisition and fulfillment costs related to signing or renewing contracts that meet the above criteria, which will be classified as contract cost assets in the Company’s Consolidated Balance Sheets.

Contract cost assets will be amortized using the straight-line method over the expected period of benefit beginning at the time revenue begins to be realized. The amortization of contract fulfillment cost assets associated with facilitating transactions will be recorded as cost of services in the Company’s Consolidated Statements of Operations. The amortization of contract acquisition cost assets associated with sales commissions that qualify for capitalization will be recorded as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

As of March 31, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $206,000 which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation should principally be met in the second quarter of 2018 when most of the costs are expected to be expensed and the associated revenue recognized for the related performance obligation.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Computers and equipment	$189,825	$179,351
Furniture and fixtures	156,867	156,867
	346,692	$336,218
Less Accumulated depreciation	143,766	126,499
Property and equipment, net	$202,926	$209,719

Depreciation expense totaled $17,267 and $15,266 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Software and development	$1,346,202	$1,139,409
Other	100,530	104,122
	$1,446,732	$1,243,531

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2018:

	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending
Useful Lives	10 Years	10 Years	10 Years	n/a	Total
Carrying Value at December 31, 2017	$1,287,450	$1,556,934	$5,250	$28,446	$2,878,080
Additions	—	—	—	9,929	9,929
Amortization	(39,679)	(53,026)	(704)	—	(93,409)
Carrying Value at March 31, 2018	$1,247,771	$1,503,908	$4,546	$38,375	$2,794,600

The following is a summary of intangible assets as of March 31, 2018:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,146,561	$14,087	$38,375	$3,786,192
Accumulated amortization	(339,388)	(642,653)	(9,541)	—	(991,582)
Carrying Value at March 31, 2018	$1,247,771	$1,503,908	$4,546	$38,375	$2,794,600

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2018	$280.229
2019	373,252
2020	366,313
2021	364,498
2022	355,008
Thereafter	1,055,300
$2,794,600

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Trade payables	$344,544	$232,842
Accrued interest	350,000	275,000
Accrued payroll and related obligations	653,419	468,012
Other accrued expenses	469,019	471,331
Total	$1,816,982	$1,447,185

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of March 31, 2018 and December 31, 2017:	March 31, 2018	December 31, 2017
In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder.	3,000,000	3,000,000

Total Principal Outstanding	$3,000,000	$3,000,000
Unamortized Deferred Debt	(129,496)	(168,345)
Unamortized Deferred Debt Issuance Costs	(350,719)	(455,935)
Notes Payable, Net	$2,519,785	$2,375,720

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended March 31, 2018:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2017	$3,000,000	$(168,345)	$(455,935)	$2,375,720
Amortization	—	38,849	105,216	144,065
Balance at March 31, 2018	$3,000,000	$(129,496)	$(350,719)	$2,519,785

NOTE 7 – RELATED PARTY TRANSACTIONS

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at March 31, 2017. The note was repaid in April 2017.

Notes Payable

In January 2017, the Company issued to the Theodore Stern Revocable Trust (the “Stern Trust”) a Senior Unsecured Note with a face value of $3,000,000, payable over two years from issuance along with an aggregate of 4,500,000 shares of Common Stock with a fair value of $1,147,500 (Note 6). The loan became a note due to one of its Board of Directors upon Mr. Stern’s election in September 2017. During the quarter ended March 31, 2018, the Company recorded $75,000 of interest expense under the terms and conditions of the Note.

Convertible Notes Payable

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

Other

In connection with securing third-party financing, the Company incurred fees to Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer. In the first quarter of 2017, the Network 1 fees comprise of $360,000 payable in cash and the issuance of 2,200,000 shares of common stock of the Company. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. The agreement calls for Network 1 to receive commission, in cash and stock based on the total amount of proceeds from any financing it secures for the Company.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2018, the Company granted 720,000 shares of Restricted Stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair market value at the date of grant and vest quarterly.

During the quarter ended March 31, 2018, an investor exercised 2,200,000 warrants at $0.05 cents on a cashless exercise basis in exchange for 1,672,190 shares of common stock of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31,2017	48,164,543	$0.08	2.9 Years
Exercised	2,200,000	$0.05	—
Outstanding at March 31, 2018	45,964,543	$0.08	2.6 Years

Stock Options

During the three months ended March 31, 2018, the Company granted options to acquire 4,750,000 shares of common stock to four employees and one non-employee of which 2,750,000 options are exercisable at $0.22 per share and 2,000,000 are exercisable at $0.25 cents share. The options have a term of ten years, were granted at fair market value at the date of grant .and vest over three years. The grant date fair value of the options totaled approximately $700,000, which will charged to expense over the three year vesting term of which approximately $167,000 was related to non-employees.

The Company determined the grant date fair value of the options granted during the three months ended March 31, 2018 using the Black Scholes Method and the following assumptions:

Expected Volatility – 77-78%

Expected Term – 6.5 Years

Risk Free Rate – 2.4-2.7%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended March 31, 2018 is summarized as follows:

		Weighted Average	Weighted Average
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Term (Yrs.)	Intrinsic Value
Outstanding as of December 31, 2017	103,208,331	$0.19	8.3	$11,457,291
Granted	4,750,000	$0.23	9.8	$237,500
Forfeitures	—	—
Outstanding as of March 31, 2018	107,958,331	0.20	8.18	$14,544,583
Exercisable as of March 31, 2018	86,162,500	$0.21	8.17	$11,129,208

The following table summarizes stock option information as of March 31, 2018:

		Weighted Average
		Contractual
Exercise Prices	Outstanding	Life	Exercisable
$ 0.00	3,500,000	7.50 Years	3,500,000
$ 0.05	33,450,000	8.36 Years	25,937,500
$ 0.10	27,250,000	8.80 Years	20,166,669
$ 0.13	250,000	9.75 Years	—
$ 0.15	5,258,331	7.60 Years	4,258,331
$ 0.22	2,750,000	9.80 Years	—
$ 025	2,500,000	9.5 Years	300,000
$ 0.29	1,000,000	9.25 Years	—
$ 0.40	l,000,000	7.92 Years	l,000,000
$ 0.45	31,000,000	7.55 Years	31,000,000
Total	107,958,331	8.18 Years	86,162,500

During the three months ended March 31, 2018, the Company recognized approximately $648,000 of stock-based compensation expense related to options of which non-employees expense was approximately $167,000. As of March 31, 2018, there was approximately $3,700,000 of unrecognized compensation costs related to stock options outstanding of which approximately $829,000 was related to non-employees and will be expensed through 2020.

NOTE 9 – DIRECT FINANCING LEASE

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term began in May 2016 when the kiosk was installed and operational and when the lease commenced. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lease has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. The lease was accounted for as a direct financing lease.

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended March 31, 2018 of approximately $19,000.

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

2018	$91,609
2019	122,145
2020	122,145
2021	122,145
2022	122,145
Thereafter	407,174
Sub-total	987,363
Less deferred revenue	(328,485)
Net investment in lease	$658,878

NOTE 10 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of March 31, 2018 is $32,322. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of March 31, 2018. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year Ending

2018	$32,322
2019	43,096
2020	43,096
2021	43,096
Thereafter	10,776
Total minimum lease payments	172,386
Less: Amount representing interest	(36,008)
Present value of minimum lease payments	$136,378

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of March 31, 2018, the Company had an accumulated deficit of approximately $69.2 million. For the three months ended March 31, 2018 the Company earned revenue of approximately $.5 million and incurred a loss from operations of approximately $2.5 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2017 and 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

There is no assurance that the Company will ever be profitable or be able to secure funding or generate sufficient revenues to sustain operations. As such, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

We are building upon our existing capabilities in biometric identification and multi-factor identity management solutions to develop an identity transaction platform for our business customers. The platform has been designed to enable the end users of our business customers to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The existing system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly verified. We are therefore developing solutions intended to provide our customers with the next level of transaction security, control and certainty. Our platform has been developed to use biometric and multi-factor identity management solutions, which are intended to support a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data or the execution of documents), but also access control to physical environments (for example border crossings and secure areas at offices, data centers and other sensitive locations) and digital environments (e.g. accessing account information, voting systems, email systems and controlling data network log-ins).

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

Our digital mobile wallet applications, or electronic account holder are used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is our closed-loop payment account, digital issuance platform, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments. Once it is implemented, consumers accessing this system, using their mobile phones, electronic devices, or smart card payment tokens will be able to participate in the digital economy thereby facilitating financial inclusion for the un-banked and under banked population around the globe. Another example is for consumers and employees to use their mobile application to verify identity, in order to access secure digital, or physical environments.  We have recently launched a pilot of the Ipsidy Access solution using our IDLok authentication service providing access control to commercial, multi-tenanted buildings.

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

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, for them to ensure that no duplicate entries exist in the voter roll for the forthcoming election and the contract was signed in March 2018. We are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals. In order to achieve this integration and development, the Company will need to raise additional capital.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQB tier of OTC Markets under the trading symbol “IDTY”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is 516–274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q

Adjusted EBITDA

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

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we will be using Adjusted EBITDA in connection with our executive performance-based compensation in 2018.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Quarter Ended
	March 31, 2018	March 31,2017

Net Loss	$(2,752,925)	$(9,669,092)

Add Back:

Interest Expense	239,169	604,015
Conversion of debt, etc.	—	4,106,652
Depreciation and amortization	110,676	109,534
Taxes	4,561	4,170
Stock-based compensation equity plans	738,212	3,294,160

Adjusted EBITDA	$(1,660,307)	$(1,550,561)

Adjusted EBITDA loss for the quarter ended March 31, 2018 decreased approximately $0.1 million due to an increased investment in salary and technology expense as the Company expanded its infrastructure to support future operations.

Three Months Ended March 31, 2018 and March 31, 2017

Revenues, net

During the three months ended March 31, 2018, the Company had revenues of approximately $526,000 compared to $585,000 in the three months ended March 31, 2017. The majority of the decline was in Cards Plus due to timing of certain identity solution products and one-time sales.

Cost of sales

During the three months ended March 31, 2018, cost of sales was less than the cost of sales in the three months ended March 31, 2017 principally due to improved manufacturing efficiency as new equipment was placed into service in late first quarter of 2017 as well as lower revenue Cost of sales is related to Cards Plus.

Operating Expenses

During the three-month period ended March 31, 2018 compared to March 31, 2017, general and administrative expense decreased by approximately $2.5 million principally due to lower stock compensation charges.

Depreciation and amortization expense remained consistent in the three months ended March 31, 2018 compared to March 31, 2017.

Other Income (Expense)

Derivative Liability

During the first three months of 2017, the Company performed valuations of the existing liability at the applicable dates as these convertible debentures terms and conditions were modified and/or eliminated because of the Company’s elimination and repayment of certain existing obligations as of January 31, 2017. In the first three months of 2017, the Company recorded an expense of ($.6 million) due to these valuations, a gain on the settlement of outstanding indebtedness $2.8 million and a loss on the modification of derivatives ($.3 million)

As a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company after the first quarter of 2017 does not have any additional income statement benefit or charge.

Interest expense

Interest expense decreased in the three months ended March 31, 2018 principally due to the debt for equity conversion on January 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2018, the Company had approximately $2.4 million of cash and had $1.8 million of net working capital.

Cash used in operating activities was approximately $1.8 million and $1.2 million in the three months ended March 31, 2018 and March 31, 2017.

The Company expects incremental revenue and cash to be generated in the second quarter of 2018 from the delivery of software and equipment that will be used to support a governmental election.

The Company did not raise funds in the first quarter of 2018 but expect it will need to raise capital later in the current fiscal year. The Company expects additional financing will be required and the amounts will be dependent on current operations, future investment and the execution of our business plan. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on the organization.

In the first quarter of 2017, the Company raised $7.0 million of additional financing, as the Company on January 31, 2017, Company entered into and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note was scheduled to mature in January 2019 and bears interest at a rate of 10%. On April 30, 2018, the Company and the Stern Trust entered into an agreement to extend the maturity date from January 2019 until April 30, 2020 for an extension fee of 1,500,000 million shares of Common Stock.

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

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 1 of the unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the quarter ended March 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018 and in the reporting period ending December 31, 2017, the Company improved its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

-	The Company has established adequate financial reporting monitoring activities to mitigate the risk of management override and performs a review of results and reporting from its entities located outside the United States.
-	The Company has reduced its reliance on outside consultants to review its financial statements as well as monitor new accounting principles to ensure compliance with GAAP and SEC disclosure requirements.
-	The Company has hired a General Counsel but will continue to use external counsel to support the review and edit of its financial statements to ensure compliance with SEC disclosure requirements.
-	A formal audit committee has been formed and meetings are held to support the financial reporting process.
-	The Company has taken steps to enhance its internal governance and compliance function. The Company formed appropriate committees and periodic and regular meetings were held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters.

PART II

ITEM 1. LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, the Company granted 720,000 shares of Restricted Stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair market value at the date of grant and vest quarterly.

During the quarter ended March 31, 2018, an investor exercised 2,200,000 warrants at $0.05 cents on a cashless exercise basis resulting in the issued of 1,672,190 shares of common stock of the Company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On May 3, 2018, the Company issued, Philip Beck a letter in accordance with Mr. Beek’s Executive Retention Agreement dated January 31, 2017 providing Mr. Beck with a cash bonus incentive for 2018 equal to 50% of his base salary upon the Company achieving an amount of Adjusted EBITDA for the fiscal year 2018, on a consolidated basis equal to the target as approved by the Compensation Committee of the Company as the Adjusted EBITDA is set forth in the financial records of the Company and its subsidiaries calculated on a consistent basis with prior years and as Adjusted EBITDA is defined in the Company’s Annual Report on Form 10-K for the year ending December 31, 2018 (the “Adjusted EBITDA”).

On May 3, 2018, the Company issued, Stuart Stoller a letter in accordance with Mr. Stoller’s Executive Retention Agreement dated January 31, 2017 increasing Mr. Stoller’s base salary by $12,500 and providing Mr. Stoller with a cash bonus incentive for 2018 equal to 40% of his base salary upon the Company achieving the Adjusted EBITDA equal to the target as approved by the Compensation Committee of the Company as the Adjusted EBITDA.

On May 3, 2018, the Company issued, Thomas Szoke a letter in accordance with the Mr. Szoke’s Executive Retention Agreement dated January 31, 2017 providing Mr. Szoke with a cash bonus incentive for 2018 equal to 40% of his base salary of which one third is payable upon the Company achieving the Adjusted EBITDA equal to the target as approved by the Compensation Committee of the Company as the Adjusted EBITDA, one-third upon timely launch of new identify products and one-third upon successful completion of the Zimbabwe Electoral Commision project.

The above cash bonuses shall be adjusted upward or downward based on the percentage achievement of the above target as more specifically described in the letter agreement. Further, if the above bonuses are earned, they shall only be payable upon the Company raising $15,000,000 after the date hereof or upon the Company achieving positive Adjusted EBITDA for one quarter, in any period commencing after December 31, 2018, as shown in the Company’s Quarterly Report on Form 10-Q for the relevent quarter. The cash bonuses were approved by the Compensation Committee.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14*		Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24 10.25 10.26 10.27*	(26) (26) (27)

Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

2017 Incentive Stock Plan

10.28*		Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29*		Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30*		Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SC XBRL Taxonomy Extension Schema Document *

H

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

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

Dated: May 4, 2018