Form 10-Q
period 2018-06-30
Ipsidy Inc.
filed 2018-08-07
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common Stock, par value $0.0001	412,344,956 shares
Documents incorporated by reference:	None

☐ No

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our lack of significant revenues and history of losses,

●	our ability to continue as a going concern,

●	our ability to raise additional working capital as necessary,

●	our ability to satisfy our obligations as they become due,

●	the failure to successfully commercialize our product or sustain market acceptance,

●	the reliance on third party agreements and relationships for development of our business,

●	the control exercised by our management,

●	the impact of government regulation on our business,

●	our ability to effectively compete,

●	the possible inability to effectively protect our intellectual property, and

●	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy,” the “Company,” “we,” “our,” “us,” and similar terms refer to Ipsidy Inc., a Delaware corporation formerly known as ID Global Solutions Corporation and its subsidiaries. As of February 1, 2017, the Company formally changed its name to Ipsidy Inc.

The information which appears on our website www.ipsidy.com is not part of this report.

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets:
Cash	$1,312,667	$4,413,822
Accounts receivable, net	775,730	165,929
Current portion of net investment in direct financing lease	55,679	52,790
Inventory	167,649	492,030
Other current assets	481,702	218,537
Total current assets	2,793,427	5,343,108

Property and equipment, net	190,218	209,719
Other Assets	1,610,996	1,243,531
Intangible Assets, net	2,711,129	2,878,080
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	590,182	618,763
Total assets	$14,631,995	$17,029,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,944,356	$1,447,185
Capital lease obligation, current portion	29,107	27,420
Deferred revenue	657,945	122,511
Total current liabilities	2,631,408	1,597,116

Long-term liabilities:
Notes payable, net	2,698,834	2,375,720
Capital lease obligation, net of current portion	100,521	115,509
Total liabilities	5,430,763	4,088,345

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 412,344,956 and 403,311,988 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	41,234	40,331
Additional paid in capital	80,541,473	79,053,339
Accumulated deficit	(71,633,597)	(66,407,622)
Accumulated comprehensive income	252,122	254,851
Total stockholders’ equity	9,201,232	12,940,899
Total liabilities and stockholders’ equity	$14,631,995	$17,029,244

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Products and services	$1,821,807	$540,616	$2,329,734	$1,106,161
Lease income	17,520	18,836	35,382	37,980
Total revenues, net	1,839,327	559,452	2,365,116	1,144,141

Operating Expenses:
Cost of Sales	743,709	155,141	863,957	304,270
General and administrative	3,256,150	2,749,355	6,055,153	8,000,567
Research and development	20,330	27,766	25,691	56,838
Depreciation and amortization	113,768	137,000	224,140	246,534
Total operating expenses	4,133,957	3,069,262	7,168,941	8,608,209

Loss from operations	(2,294,630)	(2,509,810)	(4,803,825)	(7,464,068)

Other Income (Expense):
Loss on derivative liability	—	—	—	(452,146)
Gain on extinguishment of note payable	—	—	—	2,802,234
Loss on modification of derivatives	—	—	—	(319,770)
Loss on modification of warrants	—	—	—	(158,327)
Loss on settlement of notes payable	—	—	—	(5,978,643)
Interest expense	(246,298)	(291,168)	(485,467)	(895,182)
Other income	77,734	—	77,734	—
Other (expense), net	(168,564)	(291,168)	(407,733)	(5,001,834)

Loss before income taxes	(2,463,194)	(2,800,978)	(5,211,558)	(12,465,902)

Income Taxes	(9,856)	(1,600)	(14,417)	(5,770)

Net Loss	$(2,473,050)	$(2,802,578)	$(5,225,975)	$(12,471,672)

Net Loss per share - Basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Net Loss per share - Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding - Basic	407,490,811	344,140,554	405,872,537	319,868,353

Weighted Average Shares Outstanding - Diluted	407,490,811	344,140,554	405,872,537	319,868,353

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Loss	$(2,473,050)	$(2,802,578)	$(5,225,975)	$(12,471,672)
Foreign currency translation loss	(29,018)	(46,772)	(2,729)	(23,319)
Comprehensive loss	$(2,502,068)	$(2,849,350)	$(5,228,704)	$(12,494,991)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899
Restricted stock issued for services	3,470,000	347	148,124	—	—	148,471
Common stock issued for services	170,240	17	47,650	—	—	47,667
Stock-based compensation	—	—	1,292,900	—	—	1,292,900
Cashless exercise of common stock warrants	3,498,943	350	(350)	—	—	—
Cashless exercise of common stock options	1,122,233	112	(112)	—	—	—
Common stock issued for loan extension	1,500,000	150	(150)	—	—	—
Cancellation of shares in settlement of amounts due from Multipay	(728,448)	(73)	73	—	—	—
Net loss	—	—	—	(5,225,975)	—	(5,225,975)
Foreign currency translation	—	—	—	—	(2,729)	(2,729)
Balances, June 30, 2018	412,344,956	$41,234	$80,541,473	$(71,633,597)	$252,122	$9,201,232

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,225,975)	$(12,471,672)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	224,140	246,534
Stock-based compensation	1,292,900	4,266,670
Stock issued for services	196,138	62,805
Inventory reserve	348,308	—
Amortization of debt discounts and issuance costs	323,114	648,996
Loss on derivative liability	—	452,146
Gain on settlement of notes payable	—	(2,802,234)
Loss on modification of derivatives	—	319,770
Loss on modification of warrants	—	158,327
Loss on settlement of debt	—	5,978,643
Changes in operating assets and liabilities:
Accounts receivable	(620,817)	(16,913)
Net investment in direct financing lease	25,692	23,094
Other current assets	(263,165)	(21,763)
Inventory	(41,435)	(705,579)
Accounts payable and accrued expenses	525,977	240,218
Deferred revenue	535,434	(277,992)
Net cash flows from operating activities	(2,679,689)	(3,898,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,690)	(8,194)
Investment in other assets	(389,767)	(536,184)
Net cash flows from investing activities	(405,457)	(544,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	—	3,000,000
Proceeds from the sale of common stock	—	3,570,100
Payment of debt and equity issuance costs	—	(375,821)
Principal payments on notes payable	—	(44,599)
Principal payments on capital lease obligation	(14,988)	(9,904)
Net cash flows from financing activities	(14,988)	6,139,776

Effect of Foreign Currencies	(1,021)	(9,356)

Net Change in Cash	(3,101,155)	1,687,092
Cash, Beginning of the Period	4,413,822	689,105
Cash, End of the Period	$1,312,667	$2,376,197

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,247	$6,418
Cash paid for income taxes	$14,417	$5,770

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and accrued interest	$—	$21,609,673
Issuance of warrants for inventory costs	$—	$224,460
Reclassification of derivative liabilities upon removal of price protection in warrants	$—	$7,614,974
Acquisition of equipment pursuant to a capital	$—	$163,407

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and Cards Plus Pty Ltd. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of June 30, 2018, the Company had an accumulated deficit of approximately $71.6 million. For the six months ended June 30, 2018, the Company’s revenue aggregated approximately $2.4 million and the Company incurred a loss from operations of approximately $4.8 million.

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

See Note 12 - Subsequent Events regarding the Company’s equity funding round in August 2018 with subscription agreements received for approximately $9.6 million.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended June 30, 2018 and 2017 because their effect was antidilutive:

Security	2018	2017
Stock Options	105,950,000	106,050,000
Warrants	43,731,210	47,538,697
Total	149,681,210	153,588,669

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at June 30, 2018 and December 31, 2017 consist of kiosks that were not placed into service which are held for sale at June 30, 2018 and cards inventory. As of June 30, 2018, the Company fully reserved the value of the kiosks down to estimated net realizable value of $0.

Leases

All leases are classified at the inception as direct finance leases or operating leases based on whether the lease transfers substantially all the risks and rewards of ownership.

Leases that transfer to the lessee substantially all the risks and rewards incidental to ownership of the asset are classified as direct finance leases.

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

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods is not significant. The following is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through June 30, 2018.

Cards Plus - The Company recognizes revenue for the design and production of cards when products are shipped or services have been performed due to the short term nature of the contracts.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $658,000 and $123,000 as of June 30, 2018 and December 31, 2017 for certain revenue that will be earned in future periods. The $123,000 of deferred revenue contract liability as of December 31, 2017 was earned in the six months ended June 30, 2018. The deferred revenue relates to the service period of support services for two customers. As of June 30, 2018 majority of the deferred revenue contract liability will be recognized over the next three quarters. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

During the six months ended June 30, 2018, the Company had revenues from operations in North American, South America and Africa was $1.5 million, $0.2 million and $0.7 million respectively compared to $0.3 million, $0.2 million, $0.6 million in the six months ended June 30, 2017 respectively.

In 2018, the Company introduced its new transaction platform and products as well as its pay for performance plan for both internal and external salesforce, that is based on a percentage of the benefit derived by the Company. For the three and six months ended June 30, 2018, no revenues associated with these new platforms were recognized or required to be recognized as the services have not yet commenced.

The requirements under the new standard may impact future revenue and expenses recognition. One impact could be the accounting related to the capitalization and deferral of incremental commission and other costs of obtaining new contracts. We will defer direct and incremental commission as well as costs to obtain a contract and amortize those costs over the term of the related contract. As of June 30, 2018, there was a deferred commission of approximately $37,000 related to future delivery of an identity solutions system and services.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new product offerings could include multiple performance obligations. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the new standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service.

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

As of June 30, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $22,000 which are included in other currents assets for certain costs incurred for the future delivery of a biometric identity system and services. The performance obligation was principally met in the second quarter of 2018. Accordingly, the direct costs and the associated revenue were recognized in the second quarter of 2018.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Computers and equipment	$195,041	$179,351
Furniture and fixtures	156,867	156,867
	351,908	$336,218
Less Accumulated depreciation	161,690	126,499
Property and equipment, net	$190,218	$209,719

Depreciation expense totaled $35,191 and $35,920 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Software and development	$1,588,868	$1,139,409
Other	22,128	104,122
	$1,610,996	$1,243,531

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2018:

	Customer Relationships	Intellectual Property	Non-Compete	Patents Pending
Useful Lives	10 Years	10 Years	10 Years	n/a	Total
Carrying Value at December 31, 2017	$1,287,450	$1,556,934	$5,250	$28,446	$2,878,080
Additions	—	—	—	22,302	22,302
Amortization	(79,358)	(108,182)	(1,409)	—	(188,949)
Carrying Value at June 30, 2018	$1,208,092	$1,448,752	$3,841	$50,748	$2,711,129

The following is a summary of intangible assets as of June 30, 2018:

	Customer Relationships	Intellectual Property	Non-Compete	Patent Pending	Total
Cost	$1,587,159	$2,146,561	$14,087	$50,444	$3,798,251
Accumulated amortization	(379,067)	(697,809)	(10,246)	—	(1,087,122)
Carrying Value at June 30, 2018	$1,208,092	$1,448,752	$3,841	$50,444	$2,711,129

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2018	$188,949
2019	377,512
2020	370,573
2021	368,758
2022	359,268
Thereafter	1,046,069
$2,711,129

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Trade payables	$299,524	$232,842
Accrued interest	425,000	275,000
Accrued payroll and related obligations	809,613	468,012
Other accrued expenses	410,219	471,331
Total	$1,944,356	$1,447,185

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of June 30, 2018 and December 31, 2017:	June 30, 2018	December 31, 2017
In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in the terms of this note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company's reported amounts.	3,000,000	3,000,000

Total Principal Outstanding	$3,000,000	$3,000,000
Unamortized Deferred Debt Discount	(245,519)	(168,345)
Unamortized Deferred Debt Issuance Costs	(55,647)	(455,935)
Notes Payable, Net	$2,698,834	$2,375,720

The following is a roll-forward of the Company’s notes payable and related discounts for the six months ended June 30, 2018:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2017	$3,000,000	$(168,345)	$(455,935)	$2,375,720
Amortization	—	112,698	210,416	323,114
Balance at June 30, 2018	$3,000,000	$(55,647)	$(245,519)	$2,698,834

NOTE 7 – RELATED PARTY TRANSACTIONS

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at March 31, 2017. The note was repaid in April 2017.

Notes Payable

In January 2017, the Company issued to the Theodore Stern Revocable Trust (the “Stern Trust”) a Senior Unsecured Note with a face value of $3,000,000, payable over two years from issuance along with an aggregate of 4,500,000 shares of Common Stock with a fair value of $1,147,500 (Note 6). Theodore Stern, a director of the Company, is the trustee of the Stern Trust. During the three and six months ended June 30, 2018, the Company recorded $75,000 and $150,000 of interest expense under the terms and conditions of the Note. Additionally, the Company and the Stern Trust agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a fair market value of $420,000. See Note 12 - Subsequent Events regarding the partial pre-payment of the Senior Unsecured Note in August 2018.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the six months ended June 30, 2018, the Company granted 720,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. Additionally, during the six months ended June 30, 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period. The Company also issued 170,240 shares of common stock to a service provider in satisfaction of $32,213 due for services.

During the six months ended June 30, 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for shares of common stock of the Company.

During the six months ended June 30, 2018, the Company cancelled 728,448 shares of common stock in settlement of amounts due from the Multipay acquisition.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31,2017	48,164,543	$0.08	2.9 Years
Exercised	(4,433,333)	$0.05	—
Outstanding at June 30, 2018	43,731,210	$0.08	2.4 Years

Stock Options

During the six months ended June 30, 2018, the Company granted options to acquire 5,250,000 shares of common stock to five employees and one non-employee of which 3,250,000 options are exercisable at an average price of $0.22 per share and 2,000,000 are exercisable at $0.25 per share. The options have a term of ten years, were granted at fair market value at the date of grant .and vest over three years. The grant date fair value of the options totaled approximately $792,000, which will be charged to expense over the three-year vesting term of which approximately $231,000 was related to non-employees.

The Company determined the grant date fair value of the options granted during the three months ended June 30, 2018 using the Black Scholes Method and the following assumptions:

Expected Volatility – 77-78%

Expected Term – 6.5 Years

Risk Free Rate – 2.4-2.7%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended June 30, 2018 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of Shares	Exercise Price	Contractual Term (Yrs.)	Intrinsic Value
Outstanding as of December 31, 2017	103,208,331	$0.19	8.3	$11,457,291
Granted	5,250,000	$0.24	10.0	$—
Forfeitures	—	—	—	—
Exercised	(2,508.331)	0.15	—	296,176
Outstanding as of June 30, 2018	105,950,000	0.20	7.96	$10,638,500
Exercisable as of June 30, 2018	85,652,778	$0.21	7.86	$9,432,500

The following table summarizes stock option information as of June 30, 2018:

		Weighted Average
		Contractual
Exercise Prices	Outstanding	Life (Yrs.)	Exercisable
$0.00	3,500,000	7.25	3,500,000
$0.05	33,450,000	8.11	26,125,000
$0.10	27,200,000	8.55	21,694,444
$0.13	250,000	9.50	—
$0.15	2,800,000	7.35	250,000
$0.22	2,750,000	9.55	—
$0.25	2,500,000	9.25	2,083,334
$0.26	500,000	9.80	—
$0.29	1,000,000	9.00	—
$0.40	l,000,000	7.67	l,000,000
$0.45	31,000,000	7.30	31,000,000
Total	105,950,000	7.96	85,652,778

During the six months ended June 30, 2018, the Company recognized approximately $1,293,000 of stock-based compensation expense related to options of which non-employees expense was approximately $279,000. As of June 30, 2018, there was approximately $2,460,000 of unrecognized compensation costs related to stock options outstanding of which approximately $569,000 was related to non-employees and will be expensed through 2021.

Restricted Stock

During the six months ended June 30, 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 shares will be vested by upon achieving certain performance criteria and 750,000 common shares will vest over a three-year period. The restricted stock that is not subject to performance criteria will be expensed over the three-year vesting period was valued at the fair market value at the date of grant. Additionally, in the six months ended June 30, 2018, the Company granted 720,000 shares of restricted stock to non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair market value at the date of grant and vest quarterly.

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

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in revenue in the quarter and six months ended June 30, 2018 of approximately $19,000 and $38,000.

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

Remainder of 2018	$61,074
2019	122,148
2020	122,148
2021	122,148
2022	122,148
Thereafter	407,160
Sub-total	956,826
Less deferred revenue	(310,965)
Net investment in lease	$645,861

NOTE 10 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of June 30, 2018 is $42,861. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of June 30, 2018. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year Ending

Remainder of 2018	$21,548
2019	43,096
2020	43,096
2021	43,096
Thereafter	10,775
Total minimum lease payments	161,611
Less: Amount representing interest	(31,983)
Present value of minimum lease payments	$129,628

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

NOTE 12 – SUBSEQUENT EVENTS

On August 6, 2018, the Company has received subscription agreements for approximately $9.6 million, by the issuance of approximately 63.9 million shares of Common Stock at $0.15 per share. The Theodore Stern Revocable Trust (the “Stern Trust”) has agreed to invest $1 million in this round. Mr. Theodore Stern, one of the directors of our Company is the trustee of the Stern Trust.

On August 6, 2018, the Company provided the Stern Trust Notice that it will partially prepay principal of $1,000,000, plus accrued interest of approximately $158,000 (accrued interest through August 9, 2018), out of the $3,000,000 Senior Unsecured Note dated February 1, 2017 held by the Stern Trust.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of June 30, 2018, the Company had an accumulated deficit of approximately $71.6 million. For the six months ended June 30, 2018 the Company earned revenue of approximately $2.4 million and incurred a loss from operations of approximately $4.8 million. See NOTE 12, Subsequent Events and Liquidity and Capital Resources, below regarding the Company’s equity funding round in August 2018 with subscription agreements received for approximately $9.1 million.

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

See Subsequent Events in Liquidity and Capital Resources below regarding the Company’s equity financing in August 2018 with subscription agreements received for approximately $9.1 million.

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

Our digital mobile wallet applications, or electronic account holder are used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is our closed-loop payment account, digital issuance platform, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments. Once it is implemented, consumers accessing this system, using their mobile phones, electronic devices, or smart card payment tokens will be able to participate in the digital economy thereby facilitating financial inclusion for the un-banked and under banked population around the globe. Another example is for consumers and employees to use their mobile application to verify identity, in order to access secure digital, or physical environments.  We have recently move from a pilot launch of the Ipsidy Access solution to a production roll-out using our IDLok authentication service providing access control to commercial, multi-tenanted buildings.

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

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, or ZEC for them to ensure that no duplicate entries exist in the voter roll for the recent election. The contract has been substantially executed and represents the majority of the Company’s revenue for the three and six months ended June 30, 2018. We are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals. In order to achieve this integration and development, the Company will need to raise additional capital.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQX tier of OTC Markets under the trading symbol “IDTY”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is 516–274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q

Adjusted EBITDA

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net loss	$(2,473,050)	$(2,802,578)	$(5,225,975)	$(12,471,672)

Add Back:

Interest Expense	246,928	291,168	485,467	895,182
Conversion of debt, derivative liability, and modifications/other	(77,734)	—	(77,734)	4,106,652
Depreciation and amortization	113,768	137,000	224,140	246,534
Taxes	9,856	1,600	14,417	5,770
Stock compensation	624,581	972,510	1,292,900	4,266,670

Adjusted EBITDA (Non-GAAP)	$(1,555,651)	$(1,400,300)	$(3,286,785)	$(2,950,864)

Adjusted EBITDA loss for the six months ended June 30, 2018 increased approximately $0.3 million due to the revenue earned from the sale of our AFIS and Identity Management system to ZEC offset by an increased investment in salary and technology expense as the Company expanded its infrastructure to support future operations in addition to incurring a charge of $0.5 million recorded principally for a valuation reserve related to kiosks.

Three Months and Six Months Ended June 30, 2018 and June 30, 2017

Revenues, net

During the three and six months ended June 30, 2018, the Company had revenues of approximately $1,839,000 and $2,365,000 compared to $559,000 and $1,144,000 in the three and six months ended June 30, 2017. The increase in the three and six months ended June 30, 2018 was principally due to the revenue recognized under the contract for the AFIS system and services for the ZEC.

During the six months ended June 30, 2018, the Company had revenues from operations in North American, South America and Africa was $1.5 million, $0.2 million and $0.7 million respectively compared to $0.3 million, $0.2 million, $0.6 million in the six months ended June 30, 2017 respectively.

Cost of sales

During the three and six months ended June 30, 2018, cost of sales was higher than the cost of sales in the three months and six months ended June 30, 2017 principally due to the costs associated with the delivery of services and systems for the ZEC. Cost of sales percentage was lower as a percentage of revenue for Cards Plus as production efficiency improved as new equipment was placed into service in 2017.

Operating Expenses

During the three-month ended June 30, 2018 compared to June 30, 2017, general and administrative expense increased by approximately $0.5 million due to an expansion of technology and sales teams and related expenses as we invest in service delivery in addition to a charge to increase the valuation reserve principally associated with kiosks of $0.4 million. In the six months ended June 30, 2018 compared to June 30, 2017, general and administrative expenses decreased by $1.9 million principally due to lower stock compensation charges offset by the increased costs noted above for an increase in reserves of $0.5 million. Stock compensation charges were $0.7 million and $1.3 million in the three and six months respectively, ended June 30, 2018 compared to $1.0 million and $4.3 million in the three and six months ended June 30, 2017 respectively.

Depreciation and amortization expense remained consistent in the three and six months ended June 30, 2018 compared to the three and six months ended June 30 2017.

Other Income (Expense)

Derivative Liability

During the first three months of 2017, the Company performed valuations of the existing liability at the applicable dates as these convertible debentures terms and conditions were modified and/or eliminated because of the Company’s elimination and repayment of certain existing obligations as of January 31, 2017. In the first three months of 2017, the Company recorded an expense of ($0.6 million) due to these valuations, a gain on the settlement of outstanding indebtedness $2.8 million and a loss on the modification of derivatives of ($0.3 million)

As a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company after the first quarter of 2017 does not have any additional income statement benefit or charge, related to the derivative liability.

Interest expense

Interest expense decreased in the six months ended June 30, 2018 principally due to the debt for equity conversion on January 31, 2017 which lowered the level of total debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2018, the Company had approximately $1.3 million of cash and had net working capital $0.2 million.

The Company realized incremental revenue and cash the second quarter of 2018 from the delivery of the Automated Fingerprint Identification System and services to ZEC. We do not expect those levels of revenue and cash to be repeated in the third quarter of 2018. The Company continues to launch new product offerings with the goal of generating additional revenue and cash flow.

Cash used in operating activities was approximately $2.7 million and $3.9 million in the six months ended June 30, 2018 and June 30, 2017 respectively. The reduction in cash used principally related to the cash flow from the products and services delivered to ZEC.

The Company did not raise equity or debt in the first six months of 2018. The Company expects additional financing could be required and the amounts in the future will be dependent on current operations, future investment and the execution of our business plan. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds except for the fund raise noted below. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing could have a material adverse effect on the organization.

See Subsequent Events below.

In the first quarter of 2017, the Company raised $7.0 million of additional financing, as on January 31, 2017, the Company entered into and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note was scheduled to mature in January 2019 and bears interest at a rate of 10%. On April 30, 2018, the Company and the Stern Trust entered into an agreement to extend the maturity date from January 2019 until April 30, 2020 for an extension fee of 1,500,000 million shares of Common Stock.

Additionally, on March 22, 2017, the “Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000.

Subsequent Events

On August 6, 2018, the Company received subscription agreements for approximately $9.6 million and the issuance of approximately 63.9 million shares of Common Stock at $0.15 per share. The Theodore Stern Revocable Trust (the “Stern Trust”) has agreed to invest $1 million in this round. Mr. Theodore Stern is a director of the Company, is the trustee of the Stern Trust.

On August 6, 2018, the Company provided the Stern Trust Notice that it will partially prepay principal of $1,000,000, plus accrued interest of approximately $158,000 (accrued interest through August 9, 2018) out of the $3,000,000 Senior Unsecured Note dated February 1, 2017 held by the Stern Trust.

Off -Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the quarter ended June 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018 and in the reporting period ending December 31, 2017, the Company improved its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2018, the Company issued 2,750,000 shares of restricted stock of which 2,000,000 shares will be vested by upon achieving certain performance criteria and 750,000 common shares will vest over a three-year period. The Company also issued 170,240 shares of common stock to a service provider in satisfaction of $32,213 due for services.

During the quarter ended June 30, 2018, two investors and two option holders exercised 2,233,333 warrants and 2,508,331 options on a cashless exercise basis resulting in the issuance of 2, 944,936 shares of common stock of the Company.

The above offers and sales of the securities were made to accredited investors and the Company relied upon the exemptions contained in Section 4(a)(2) of the securities Act and/or Rule 506 of Regulation D promulgated there under with regards to the sales. No advertising or general solicitation was employed in offerings the securities. The offers and sales were made to accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14*		Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018. (29)

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24 10.25 10.26	(26) (26) (27)

Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27*		2017 Incentive Stock Plan (29)

10.28*		Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018 (29)

10.29*		Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018 (29)

10.30*		Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018 (29)

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SC XBRL Taxonomy Extension Schema Document *

H

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.
(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.
(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.
(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

By: /s/ Philip Beck
Philip Beck, Chairman of the Board of Directors, Chief Executive Officer, and President
Principal Executive Officer

By: /s/ Stuart Stoller
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: August 7, 2018