Form 10-Q
period 2018-09-30
Ipsidy Inc.
filed 2018-11-07
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common Stock, par value $0.0001	476,416,957 shares
Documents incorporated by reference:	None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

●	our lack of significant revenues and history of losses,
●	our ability to continue as a going concern,
●	our ability to raise additional working capital as necessary,
●	our ability to satisfy our obligations as they become due,
●	the failure to successfully commercialize our product or sustain market acceptance,
●	the reliance on third party agreements and relationships for development of our business,
●	the control exercised by our management,
●	the impact of government regulation on our business,
●	our ability to effectively compete,
●	the possible inability to effectively protect our intellectual property, and
●	the lack of a significant public market for our securities and the impact of the penny stock rules on trading in our common stock should a significant public market ever be established.

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

 PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,414,405	$4,413,822
Accounts receivable, net	229,803	165,929
Current portion of net investment in direct financing lease	57,183	52,790
Inventory	128,022	492,030
Other current assets	278,911	218,537
Total current assets	8,108,324	5,343,108

Property and equipment, net	195,937	209,719
Other assets	1,294,931	1,243,531
Intangible assets, net	3,288,509	2,878,080
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	575,310	618,763
Total assets	$20,199,054	$17,029,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,309,348	$1,447,185
Capital lease obligation, current portion	29,989	27,420
Deferred revenue	438,085	122,511
Total current liabilities	1,777,422	1,597,116

Notes payable, net	1,826,208	2,375,720
Capital lease obligation, net of current portion	92,685	115,509
Total liabilities	3,696,315	4,088,345

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 476,416,957 and 403,311,988 shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	47,642	40,331
Additional paid in capital	90,023,340	79,053,339
Accumulated deficit	(73,778,695)	(66,407,622)
Accumulated comprehensive income	210,452	254,851
Total stockholders’ equity	16,502,739	12,940,899
Total liabilities and stockholders’ equity	$20,199,054	$17,029,244

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Products and services	$684,640	$589,576	$3,014,374	$1,695,737
Lease income	17,169	18,070	52,551	56,050
Total revenues, net	701,809	607,646	3,066,925	1,751,787

Operating Expenses:
Cost of Sales	240,908	144,367	1,104,865	448,637
General and administrative	2,247,300	2,235,356	8,302,453	10,235,923
Research and development	13,154	6,278	38,845	63,116
Depreciation and amortization	125,781	99,779	349,921	346,313
Total operating expenses	2,627,143	2,485,780	9,796,084	11,093,989

Loss from operations	(1,925,334)	(1,878,134)	(6,729,159)	(9,342,202)

Other Income (Expense):
Loss on derivative liability	—	—	—	(452,146)
Gain on extinguishment of note payable	—	—	—	2,802,234
Loss on modification of derivatives	—	—	—	(319,770)
Loss on modification of warrants	—	—	—	(158,327)
Loss on settlement of notes payable	—	—	—	(5,978,643)
Interest expense	(218,075)	(230,698)	(703,542)	(1,125,880)
Other income, net	1,198	—	78,932	—
Other expense, net	(216,877)	(230,698)	(624,610)	(5,232,532)

Loss before income taxes	(2,142,211)	(2,108,832)	(7,353,769)	(14,574,734)

Income Taxes	(2,887)	(1,187)	(17,304)	(6,957)

Net loss	$(2,145,098)	$(2,110,019)	$(7,371,073)	$(14,581,691)

Net loss per share - Basic	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Net loss per share - Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding - Basic	430,651,242	344,658,454	414,132,103	328,131,720

Weighted Average Shares Outstanding - Diluted	430,651,242	344,658,454	414,132,103	328,131,720

See notes to condensed consolidated financial statements.

 IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Loss	$(2,145,098)	$(2,110,019)	$(7,371,073)	$(14,581,691)
Foreign currency translation gain (loss)	(41,669)	33,685	(44,399)	10,365
Comprehensive loss	$(2,186,767)	$(2,076,334)	$(7,415,472)	$(14,571,326)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899
Issuance of common stock for cash	64,072,001	6,407	8,945,522	—	—	8,951,929
Restricted stock issued for services	3,470,000	347	179,083	—	—	179,430
Common stock issued for services	170,240	17	47,650	—	—	47,667
Stock-based compensation	—	—	1,798,285	—	—	1,798,285
Cashless exercise of common stock warrants	3,498,943	350	(350)	—	—	—
Cashless exercise of common stock options	1,122,233	112	(112)	—	—	—
Common stock issued for loan extension	1,500,000	150	(150)	—	—	—
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(73)	73	—	—	—
Net loss	—	—	—	(7,371,073)	—	(7,371,073)
Foreign currency translation	—	—	—	—	(44,399)	(44,399)
Balances, September 30, 2018	476,416,957	$47,642	$90,023,340	$(73,778,695)	$210,452	$16,502,739

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,371,073)	$(14,581,691)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	349,921	346,313
Stock-based compensation	1,798,285	4,891,251
Stock issued for services	227,097	140,151
Inventory reserve	348,308	—
Amortization of debt discount and debt issuance costs, net	450,488	793,061
Loss on derivative liability	—	452,146
Gain on settlement of notes payable	—	(2,802,234)
Loss on modification of derivatives	—	319,770
Loss on modification of warrants	—	158,327
Loss on conversion of debt	—	5,978,643
Changes in operating assets and liabilities:
Accounts receivable	(78,166)	(75,806)
Net investment in direct financing lease	39,060	35,111
Other current assets	(60,374)	(41,459)
Inventory	4,000	(704,326)
Accounts payable and accrued expenses	(122,391)	319,814
Deferred revenue	315,574	(121,395)
Net cash flows from operating activities	(4,099,271)	(4,892,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52,715)	(11,392)
Investment in other assets including work in process	(745,253)	(921,780)
Net cash flows from investing activities	(797,968)	(933,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	—	3,000,000
Proceeds from the sale of common stock, net	9,610,793	4,002,000
Payment of debt issuance costs	(658,864)	(375,821)
Principal payments on capital lease obligations	(20,255)	(14,119)
Principal payments on notes payable	(1,000,000)	(59,819)
Net cash flows from financing activities	7,931,674	6,552,241

Effect of foreign currencies exchange on cash	(33,852)	24,329

Net change in Cash	3,000,583	751,074
Cash, Beginning of Period	4,413,822	689,105
Cash, End of Period	$7,414,405	$1,440,179

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$157,750	$11,021
Cash paid for income taxes	$17,304	$6,957

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and related interest	$—	$21,609,673
Issuance of common stock for debt issuance costs	$—	$224,460
Reclassification of derivatives upon removal of price protection in warrants	$—	$7,614,974
Reclassification of software development costs to intangible assets	$679,882	$—
Acquisition of equipment due to a capital lease	$—	$163,407

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries, MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and Cards Plus Pty Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of September 30, 2018, the Company had an accumulated deficit of approximately $73.8 million. For the nine months ended September 30, 2018, the Company’s revenue aggregated approximately $3.1 million and the Company incurred a loss from operations of approximately $6.7 million.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended September 30, 2018 and 2017 because their effect was antidilutive:

Security	2018	2017
Stock Options	105,950,000	104,500,000
Warrants	46,201,477	47,538,697
Total	152,151,477	151,588,697

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at September 30, 2018 and December 31, 2017 consist of kiosks that were not placed into service which are held for sale at September 30, 2018 and cards inventory. As of September 30, 2018, the Company fully reserved the value of the kiosks down to estimated net realizable value of $0.

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

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods is not significant. The following is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through September 30, 2018.

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

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $438,000 and $123,000 as of September 30, 2018 and December 31, 2017, respectively, for certain revenue that will be earned in future periods. The $123,000 of deferred revenue contract liability as of December 31, 2017, was earned in the nine months ended September 30, 2018. The deferred revenue relates to the service period of support services for two customers. As of September 30, 2018 the majority of the deferred revenue contract liability will be recognized over the next two quarters. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

In 2018, the Company introduced its new transaction platform and products as well as its pay for performance plan for both internal and external salesforce, that is based on a percentage of the benefit derived by the Company. For the three and nine months ended September 30, 2018, no revenues associated with these new platforms were recognized or required to be recognized as the services have not yet commenced.

The requirements under the new standard may impact future revenue and expenses recognition. One impact could be the accounting related to the capitalization and deferral of incremental commission and other costs of obtaining new contracts. We will defer direct and incremental commission as well as costs to obtain a contract and amortize those costs over the term of the related contract. As of September 30, 2018, there was a deferred commission of approximately $7,000 related to future delivery of an identity solutions system and services.

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

Additionally, the Company will capitalize the direct incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. The direct incremental costs of acquiring and fulfilling a contract are those that the Company incurs to acquire and fulfill a contract with a customer that it would not have incurred if the contract had not been acquired (for example, a sales commission or specific incremental costs associated with the contract).

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

As of September 30, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $22,000 which are included in other currents assets for certain costs incurred for the future delivery of a biometric identity system and services. The performance obligation was principally met in the second quarter of 2018. Accordingly, the direct costs and the associated revenue were recognized in the second quarter of 2018.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. This guidance is effective for the Company on January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, which will consist primarily of a balance sheet gross up of its operating leases to show equal and offsetting right-of-use assets and lease liabilities. The Company anticipates using the practical expedients that are included in the guidance for existing operating leases which allows a waiver of lease assessment of their respective classification under the new standard. The Company would adopt the requirements of the new standard as new arrangements are executed or as required.

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to employees are accounted for under ASC 718,3 while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50. Before the amendment, the major (but not the only) difference for the Company was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant and nonemployee share based payments. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Computers and equipment	$215,071	$179,351
Furniture and fixtures	156,867	156,867
	371,938	336,218
Less Accumulated depreciation	176,001	126,499
Property and equipment, net	$195,937	$209,719

Depreciation expense totaled $49,502 and $48,191 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Software and development	$1,198,445	$1,139,409
Other	96,486	104,122
	$1,294,931	$1,243,531

During the quarter ended September 30, 2018, approximately by $680,000 of software and development costs were placed into service, As a result, they have been reclassified to internally developed software (included in intangible assets) and being amortized over a 5 year period.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2018:

	Customer Relationships	Internally Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2017	$1,287,450	$—	$1,556,934	$5,250	$28,446	$2,878,080
Additions	—	679,882	—	—	30,966	710,848
Amortization	(119,037)	(16,995)	(162,274)	(2,113)		(300,419)
Carrying Value at September 30, 2018	$1,168,413	$662,887	$1,394,660	$3,137	$59,412	$3,288,509

The following is a summary of intangible assets as of September 30, 2018:

	Customer Relationships	Internally Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$679,882	$2,146,561	$14,087	$59,412	$4,487,101
Accumulated amortization	(418,746)	(16,995)	(751,901)	(10,950)	—	(1,198,592)
Carrying Value at September 30, 2018	1,168,413	$662,887	$1,394,660	$3,137	$59,412	$3,288,509

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2018	$129,280
2019	513,489
2020	506,549
2021	504,735
2022	494,433
Thereafter	1,140,023
$3,288,509

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Trade payables	$357,720	$232,842
Accrued interest	346,667	275,000
Accrued payroll and related obligations	243,512	468,012
Other accrued expenses	361,449	471,331
Total	$1,309,348	$1,447,185

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of September 30, 2018 and December 31, 2017:	September 30, 2018	December 31, 2017
In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the noteholder agreed to extend the due date of the Note until April 30, 2020 in consideration of 1,500,000 shares of the Common Stock issued to the noteholder. The April 2018 change in the terms of this Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company's reported amounts. See below.	$2,000,000	$3,000,000

Total Principal Outstanding	$2,000,000	$3,000,000
Unamortized Deferred Debt Discount	(126,927)	(168,345)
Unamortized Deferred Debt Issuance Costs	(46,865)	(455,935)
Notes Payable, Net	$1,826,208	$2,375,720

On August 9, 2018, the Company repaid $1,000,000 of principal of the $3,000,000 Note held by the Stern Trust plus the related accrued interest of approximately $158,000. Additionally, the Company recorded approximately $96,000 of additional amortization of Deferred Debt Discount and Debt Issuance Costs in connection with the payment of principal.

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended September 30, 2018:

	Principal Balance	Debt Issuance Costs	Debt Discounts	Total
Balance at December 31, 2017	$3,000,000	$(168,345)	$(455,935)	$2,375,720
Payments	(1,000,000)	—	—	(1,000,000)
Amortization	—	121,480	329,008	450,488
Balance at September 30, 2018	$2,000,000	$(46,865)	$(126,927)	$1,826,208

NOTE 7 – RELATED PARTY TRANSACTIONS

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors and was outstanding at March 31, 2017. The note was repaid in April 2017.

Notes Payable

In February 1, 2017, the Company issued to the Stern Trust a Senior Unsecured Note with a face value of $3,000,000, payable over two years from issuance along with an aggregate of 4,500,000 shares of Common Stock with a fair value of $1,147,500 (Note 6). Theodore Stern, a director of the Company, is the trustee of the Stern Trust. On August 9, 2018, the Company prepaid $1,000,000 of principal of the $3,000,000 Note plus the related accrued interest of approximately $158,000. During the three and nine months ended September 30, 2018, the Company recorded approximately $67,000 and $229,000 of interest expense under the terms and conditions of the Note. Additionally, the Company and the Stern Trust agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a fair market value of $420,000. The April 2018 change in the term of this note payable has been determined to be a debt extinguishment in accordance with ASC 470, The reported amounts under the debt extinguishment are not significantly different than that of the Company reported amounts.

Purchase of Common Stock

In August 2018, Mr. Stern and Mr. Selzer, directors of the Company, purchased an additional 6,666,667 and 666,667 shares of common stock, respectively, of the latest offering as described in Note 8.

Other

In connection with the latest offering of common stock, the Company incurred fees to Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer. The Network 1 fees and expenses comprise of approximately $659,000 paid in cash and approximately 2,470,000 common stock purchase warrants exercisable at a price of $0.165 cents per share that expires in 5 years. The approximate fair market value of the warrants granted was $314,000. A member of the Company’s Board of Director’s previously maintained a partnership with a key principal of Network 1.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the nine months ended September 30, 2018, the Company granted 720,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. Additionally, during the nine months ended September 30, 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period. The Company also issued 170,240 shares of common stock to a service provider in satisfaction of $32,213 due for services.

During the nine months ended September 30, 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for shares of common stock of the Company.

During the nine months ended September 30, 2018, the Company cancelled 728,448 shares of common stock in settlement of amounts due from the Multipay acquisition.

In August 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors purchased an aggregate of approximately 64,072,000 shares of the Company’s common stock for an aggregate purchase price of approximately $9,611,000. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of approximately $629,000 and will issue approximately 2,470,000 common stock purchase warrants valued at approximately $314,000 that are exercisable for a term of five years at an exercise price of $0.165 per share.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31,2017	48,164,543	$0.08	2.9 Years
Granted	2,470,267	0.16	4.9 Years
Exercised	(4,433,333)	$0.05	—
Outstanding at September 30, 2018	46,201,477	$0.09	2.1 Years

Stock Options

During the nine months ended September 30, 2018, the Company granted options to acquire 5,250,000 shares of common stock to five employees and one non-employee of which 3,250,000 options are exercisable at an average price of $0.22 per share and 2,000,000 are exercisable at $0.25 per share. The options have a term of ten years, were granted at fair market value at the date of grant. and vest over three years. The grant date fair value of the options totaled approximately $792,000, which will be charged to expense over the three-year vesting term of which approximately $231,000 was related to non-employees.

The Company determined the grant date fair value of the options granted during the nine months ended September 30, 2018 using the Black Scholes Method and the following assumptions:

Expected Volatility – 77-78%

Expected Term – 6.5 Years

Risk Free Rate – 2.4-2.7%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended September 30, 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	103,208,331	$0.19	8.3	$11,457,291
Granted	5,250,000	$0.24	10.0	$—
Forfeitures	—	—	—	—
Exercised	(2,508,331)	0.15	—	296,176
Outstanding as of September 30, 2018	105,950,000	0.20	7.96	$10,638,500
Exercisable as of September 30, 2018	90,005,553	$0.21	7.86	$9,432,500

The following table summarizes stock option information as of September 30, 2018:

Exercise Prices	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable
$0.00	3,500,000	7.00	3,500,000
$0.05	33,450,000	7.86	28,033,331
$0.10	27,200,000	8.00	23,172,219
$0.13	250,000	9.05	—
$0.15	2,800,000	7.10	2,800,000
$0.22	2,750,000	9.30	—
$0.25	2,500,000	9.03	500,000
$0.26	500,000	9.55	—
$0.29	1,000,000	8.55	—
$0.40	1,000,000	7.67	1,000,000
$0.45	31,000,000	7.10	31,000,000
Total	105,950,000	7.70	90,005,553

During the nine months ended September 30, 2018, the Company recognized approximately $1,798,000 of stock-based compensation expense related to options of which non-employees expense was approximately $331,000. As of September 30, 2018, there was approximately $1,907,000 of unrecognized compensation costs related to stock options outstanding of which approximately $462,000 was related to non-employees and will be expensed through 2021.

Restricted Stock

During the nine months ended September 30, 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 shares will be vested by upon achieving certain performance criteria and 750,000 common shares will vest over a three-year period. The restricted stock that is not subject to performance criteria will be expensed over the three-year vesting period was valued at the fair market value at the date of grant. Additionally, in the nine months ended September 30, 2018, the Company granted 720,000 shares of restricted stock to non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair market value at the date of grant and vest quarterly.

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

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in revenue in the quarter and nine months ended September 30, 2018 of approximately $17,000 and $53,000.

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

Remainder of 2018	$30,537
2019	122,148
2020	122,148
2021	122,148
2022	122,148
Thereafter	407,160
Sub-total	926,289
Less deferred revenue	(293,796)
Net investment in lease	$632,493

NOTE 10 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of September 30, 2018 is $50,897. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of September 30, 2018. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year Ending

Remainder of 2018	$10,774
2019	43,096
2020	43,096
2021	43,096
Thereafter	10,775
Total minimum lease payments	150,837
Less: Amount representing interest	(28,163)
Present value of minimum lease payments	$122,674

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

NOTE 12 – SEGMENT INFORMATION

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM regularly reviews net revenue and gross profit by geographic regions. The Company’s products and services operate in two reportable segments; identity management and payment processing.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $7.5 million, $0.8 million and $2.1 million, respectively, of which $4.9 million, $0.1 million and $1.71 million related to goodwill as of September 30, 2018.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Three Months Ended		Nine Months Ended

	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Revenues:
North America	$217,184	$130,047	$1,717,881	$380,280
South America	100,257	90,888	295,743	334,432
Africa	384,368	386,711	1,053,301	1,037,075
	701,809	607,646	3,066,925	1,751,787

Identity Management	601,552	516,758	2,771,182	1,417,355
Payment Processing	100,257	90,888	295,743	334,432
	701,809	607,646	3,066,925	1,751,787

Loss From Operations
North America	(566,507)	(658,419)	(1,180,436)	(2,428,744)
South America	(1,365,614)	(1,130,917)	(4,973,078)	(5,990,828)
Africa	6,787	(88,798)	(575,645)	(922,630)
	(1,925,334)	(1,878,134)	(6,729,159)	(9,342,202)

Identity Management	(559,720)	(747,217)	(1,756,081)	(3,351,374)
Payment Processing	(1,365,614)	(1,130,917)	(4,973,078)	(5,990,828)
	(1,925,334)	(1,878,134)	(6,729,159)	(9,342,202)

Interest Expense	(218,075)	(230,698)	(703,542)	(1,125,880)
Other income/(expense)	1,198	—	78,932	(4,106,652)

Loss before income taxes	(2,142,211)	(2,108,832)	(7,353,769)	(14,574,734)

Income tax expense	(2,887)	(1,187)	(17,304)	(6,957)

Net loss	$(2,145,098)	$(2,110,019)	$(7,371,073)	$(14,581,691)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of September 30, 2018, the Company had an accumulated deficit of approximately $73.8 million. For the nine months ended September 30, 2018 the Company earned revenue of approximately $3.1 million and incurred a loss from operations of approximately $6.7 million. See NOTE 8, Stockholder’s Equity and Liquidity and Capital Resources below regarding the Company’s equity funding round in August 2018 for approximately $9.6 million.

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

Our digital mobile wallet applications, or electronic account holder are used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is our closed-loop payment account, digital issuance platform, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments. Once it is implemented, consumers accessing this system, using their mobile phones, electronic devices, or smart card payment tokens will be able to participate in the digital economy thereby facilitating financial inclusion for the un-banked and under banked population around the globe. Another example is for consumers and employees to use their mobile application to verify identity, in order to access secure digital, or physical environments.  Earlier this year, we moved from a pilot launch of the Ipsidy Access solution to a production roll-out using our IDLok authentication service providing access control to commercial, multi-tenanted buildings. We also recently announced the implementation of our verified, multi-factor authentication solution for banks by Datapro and Un-bank.

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

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, or ZEC for them to ensure that no duplicate entries exist in the voter roll for the recent election. The contract has been substantially executed and represents the majority of the Company’s revenue for the nine months ended September 30, 2018. We are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals. The Company expects additional financing in the future could be required and the amount would be dependent on current operations, future investment and the execution of our business plan.

The Company’s solutions for fingerprint based identity management and electronic payment transaction processing are in the market today. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, or ZEC for them to ensure that no duplicate entries exist in the voter roll for the recent election. The contract has been substantially executed and represents the majority of the Company’s revenue for the nine months ended September 30, 2018. We are still in the process of integrating the technologies, which we have developed internally with those we have acquired and thereby creating combined solutions intended to better service our target markets. The Company continues to invest in developing, patenting and acquiring the various elements necessary to complete the platform, which is intended to allow us to achieve our goals.  The Company expects additional financing in the future could be required and the amount would be dependent on current operations, future investment and the execution of our business plan. There is no assurance the Company will be successful in obtaining additional financing, if needed.

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

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) (6) certain other items management believes affect the comparability of operating results.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net loss	$(2,145,098)	$(2,110,019)	$(7,371,073)	$(14,581,691)

Add Back:

Interest Expense	218,075	230,698	703,542	1,125,880
Conversion of debt, derivative liability, and modifications/other	(1,198)	—	(78,932)	4,106,652
Depreciation and amortization	125,781	99,779	349,921	346,313
Taxes	2,887	1,187	17,304	6,957
Stock compensation	684,468	624,581	1,977,368	4,891,251

Adjusted EBITDA (Non-GAAP)	$(1,115,085)	$(1,153,774)	$(4,401,870)	$(4,104,638)

Adjusted EBITDA loss for the nine months ended September 30, 2018 increased approximately $0.3 million principally due to increased investment in salary and technology expense as the Company expanded its infrastructure to support future operations, in addition to incurring a charge of $0.5 million recorded principally for a valuation reserve related to kiosks, offset by the revenue earned from the sale of our AFIS and Identity Management system to ZEC.

Three Months and Nine Months Ended September 30, 2018 and September 30, 2017

Revenues, net

During the three and nine months ended September 30, 2018, the Company had revenues of approximately $0.7 million and $3.1 million compared to $0.6 million and $1.8 million in the three and nine months ended September 30, 2017. The increase in the three and nine months ended September 30, 2018 was principally due to the revenue recognized under the contract for the AFIS system and services for ZEC.

During the nine months ended September 30, 2018, the Company had revenues from operations in North America, South America and Africa was $1.7 million, $0.3 million and $1.1 million, respectively, compared to $0.4 million, $0.4 million, $1.0 million, respectively in the nine months ended September 30, 2017. The services for the revenue for ZEC was performed by the North American team.

Cost of sales

During the three and nine months ended September 30, 2018, cost of sales was higher than the cost of sales in the three months and nine months ended September 30, 2017 principally due to the costs associated with the delivery of services and systems for the ZEC. Cost of sales percentage was lower as a percentage of revenue for Cards Plus as production efficiency improved following the installation of new equipment which was placed into service in 2017.

Operating Expenses

During the three-month period ended September 30, 2018 compared to September 30, 2017, general and administrative expense increased by approximately $0.1 million due to an expansion of technology and sales teams. In the nine months ended September 30, 2018 compared to September 30, 2017, general and administrative expenses decreased by approximately $2.0 million principally due to lower stock compensation charges offset by the increased costs for valuation reserves (principally kiosks) of $0.5 million as well as the investment in technology and sales. Stock compensation charges were $0.7 million and $2.0 million in the three and nine months respectively, ended September 30, 2018 compared to $0.6 million and $4.9 million in the three and nine months ended September 30, 2017 respectively.

Depreciation and amortization expense remained consistent in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

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

Interest expense

Interest expense decreased in the nine months ended September 30, 2018 principally due to the debt for equity conversion on January 31, 2017 which lowered the level of total debt outstanding.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2018, the Company had approximately $7.4 million of cash and had net working capital $6.3 million.

The Company realized incremental revenue and cash in the second quarter of 2018 from the delivery of the Automated Fingerprint Identification System and services to ZEC. The levels of revenue and cash realized in the second quarter of 2018 was not repeated in the third quarter of 2018. However, the Company is in the process launching new product offerings with the goal of generating additional revenue and cash flow.

Cash used in operating activities was approximately $4.1 million and $4.9 million in the nine months ended September 30, 2018 and September 30, 2017, respectively. The reduction in cash used principally related to the cash flow from the products and services delivered to ZEC.

In August, 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors purchased an aggregate of approximately 64.1 million shares of Common Stock at $0.15 per share for an aggregate purchase price of $9.6 million. The Theodore Stern Revocable Trust (the “Stern Trust”) invested $1 million in this round. Mr. Theodore Stern is a director of the Company, is the trustee of the Stern Trust.

On August 9, 2018, the Company prepaid $1,000,000 plus accrued interest (approximately $158,000) of the $3,000,000 Senior Unsecured Note dated February 1, 2017 held by the Stern Trust.

The Company expects additional financing in the future could be required and the amount would be dependent on current operations, future investment and the execution of our business plan.   We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds except for the fund raise noted below. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing could have a material adverse effect on the organization.

In the first quarter of 2017, the Company raised $7.0 million of additional financing. On February 1, 2017, the Company entered into and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Company borrowed $3,000,000 in consideration of a Senior Unsecured Note and an aggregate of 4,500,000 shares of Common Stock.  The Senior Unsecured Note was scheduled to mature in January 2019 and bears interest at a rate of 10%. On April 30, 2018, the Company and the Stern Trust entered into an agreement to extend the maturity date from January 2019 until April 30, 2020 for an extension fee of 1,500,000 million shares of Common Stock.

Additionally, on March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors purchased an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the quarter ended September 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018 and in the reporting period ending December 31, 2017, the Company improved its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August, 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors purchased an aggregate of approximately 64.1 million shares of Common Stock at $0.15 per share for an aggregate purchase price of $9.6 million.

In connection with the private offering, the company agreed to issue approximately 2,470,000 common stock purchase warrants valued at approximately $314,000 that are exercisable for a term of five years at an exercise price of $0.165 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.
4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors
10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24 10.25 10.26	(26) (26) (27)

Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27	(29)	2017 Incentive Stock Plan

10.28*	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29*	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30*	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SC XBRL Taxonomy Extension Schema Document *

H

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(30)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on August 17, 2018.

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

Dated: November 7, 2018