Form 10-K
period 2018-12-31
Ipsidy Inc.
filed 2019-03-08
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $69,924,716 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.23.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, outstanding as of February 15, 2019, was 478,950,996 Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates

PART I

Item 1. Business Overview

Ipsidy Inc. (formerly known as ID Global Solutions Corporation) (together with its subsidiaries, the “Company”, “we” or “our”) operates an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, anywhere. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is at the door?

Ipsidy provides secure, biometric identification, identity verification and electronic transaction authentication and processing services. We have developed an identity transaction platform for our customers, be they businesses, residences, governments, or other organizations, to enable their users to more easily verify and authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly authenticated. Our solutions are intended to provide our customers with the next level of transaction security, control and certainty. Our platform uses biometric and multi-factor identity solutions, which are intended to support a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data), but also access control to physical environments (e.g. entrances to offices, public buildings, data centers and other sensitive locations) and digital environments (e.g. accessing financial accounts, voting systems, email systems and controlling data network log-ins).

The Company’s products focus on the broad requirement for identity verification and authentication, and access and transaction controls and associated identity management needs. Organizations of all descriptions require cost-effective and secure mobile electronic transaction solutions for them and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business and organizational operations in order to facilitate their use and enhance the end user customer experience.

Our digital mobile wallet applications, or electronic account holders are used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is for consumers and employees to use their mobile application to authenticate identity, in order to access secure digital, or physical environments. We recently announced the launch of our integrated Verified solution with Datapro as an add-on to their online banking software. Another example is our closed-loop payment account, digital issuance platform, that is intended to offer secure and cost-effective methods of conversion of cash and paper to electronic payments.

The Company’s solutions for fingerprint-based identity management and electronic payment transaction processing have been in the market for several years. For example, in December 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, for them to ensure that no duplicate entries existed in the voter roll for the 2018 election. The AFIS system was delivered under tight deadlines and within budget, in order to enable the voter roll to be published and the election to occur as planned.

Management believes that some of the advantages of the Company’s Identity Transaction Platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity solutions and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to banking and payment transactions, elections, schools, public transportation, government and enterprise security. At its core, the Company’s offering, combining its proprietary biometric technologies, with those acquired is intended to facilitate the processing of diverse electronic transactions, be they payments, votes, or physical or digital access, all of which can include identity verification, authentication and identity transaction recording. The Company continues to invest in developing, patenting and acquiring the various elements necessary to enhance the platform, which is intended to allow us to achieve our goals.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQX U.S. Market under the trading symbol “IDTY”. Our corporate headquarters is located at 780 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K

Global Market Opportunity

We believe that there are several market trends that drive growth in the identity solutions and electronic transaction processing marketplace, including growing concerns over identity theft and fraud and the increase in electronic payments, and solutions provided by non-bank entities. Moreover, the individual’s increasing reliance on devices of their choosing, most often a mobile phone, or portable computing device requires solutions providers to incorporate these technologies into their offerings.

While an increasingly digital world drives convenience, it also drives an increasing risk of compromised passwords, security breaches and stolen identities. With every online purchase, e-bill payment and download of new travel, dining and gaming ‘apps’ to a mobile smartphone, the footprint of consumers’ digital identity expands. According to credit reporting company Experian, e-Commerce fraud attacks in the United States increased by 30% in 2017 compared to 2016, while overall eCommerce volumes were up only 16%, indicating that fraud increased at double the rate of e-Commerce sales. (Source Experian: 2017 E-Commerce Fraud Report). The number of fraud victims in the U.S. rose by eight percent in 2017 to total 16.7 million, according to data released by Javelin Strategy & Research in February 2018. U.S. consumers experienced a total of $16.8 billion in fraud losses (Source: February 12, 2018 ABA Banking Journal)

For social media sites such as Facebook and Twitter, trying to combat fake news and media manipulation, one of the biggest challenges they face is adequately identifying who is posting items on their sites, in order to enforce their Community Standards policies. According to Facebook’s Community Standards Enforcement Report first published in May 2018, they disabled 583 million fake accounts in the first quarter of 2018, in Q2 the number increased to 800 million and in the third quarter a further 754 million fake accounts were closed down. They also state that Facebook prevented millions more fake accounts from being registered. This staggering total of more than 2.1 Billion fake accounts – is similar in number to the total legitimate accounts. (Source: Facebook Community Standards Enforcement Report, November 2018).

To combat fraud and to better confirm customers’ identities, we see an increasing deployment of biometric solutions in the marketplace. In their 2016 report, Goode Intelligence forecast that by 2020 over 1.1 billion financial services customers will be using mobile biometrics to access and secure their accounts, and more than 16 billion mobile biometric payment transactions will be made.

Despite heightened awareness of digital security resulting from a number of high profile incidents, including those at Google+ and Marriott Hotels that exposed personal data of hundreds of millions of consumers, access to digital services and thus our identities is still secured in the majority of cases only through a simple username and password, although more services are introducing two factor authentication. In the United States, the most common identifier is still the social security number, which hacks of Government databases have shown is very vulnerable to being stolen. Governments, institutions and enterprises have therefore become concerned to find more secure ways to verify and authenticate identity and manage the identities of the persons with whom they need to interact, be they employees, customers, authorized users or citizens.

Businesses spend significant capital on acquiring and deploying dedicated equipment to fulfill a variety of their business requirements. The ubiquitous availability and use of mobile devices, which consumers have become accustomed to using for a wide variety of functions, creates the opportunity to dispense with dedicated equipment in favor of an easily downloadable “app” for a mobile device. We are continuing to enhance our solutions for our customers in order to take advantage of this global trend. One example would be access to a locked door by recognition of the presence of the user’s phone instead of a hardware token, using the security features of a mobile device enabled with the Company’s suite of identity solutions. The Company is also enhancing our Access solution by adding frictionless, biometric authentication using IP cameras, under our agreement with Ayonix announced in 2018.

Electronic payments of all forms have continued to grow at a healthy rate. According to Internet Retailer, citing figures from the U.S Commerce Department, consumers spent $453.46 billion on the Internet for retail purchases in 2017, a 16.0% increase compared with $390.99 billion in 2016. That represents the highest growth rate since 2011, when online sales grew 17.5% over 2010. (Source: Stefany Zaroban, Digital Commerce 360, “U.S. E-commerce Sales Grow 16% in 2017” Feb 16, 2018). According to Forrester Research, US retail sales made via smart phone will grow at a compound annual growth rate of 18% in 2019, and will impact more than $1 trillion in revenues at some point in the customer journey. (Source: Threat Matrix, “4 Mobile Fraud Trends to Watch out for in 2019” January 3, 2019)

The growth in electronic payments reflects the importance of the “hidden payments” market, namely payments undertaken by means of closed loop cards and mobile apps, digital wallets offered by non-banks, mobile money offered by non-banks and virtual currencies.

The key drivers for these alternative payment methods is the cost savings to the merchants while satisfying consumer’s demand for convenient payment transactions with less friction. The gaps in the existing value propositions offered by the banks arise mainly because of legacy systems and regulatory constraints. These can stifle innovation and prevent consumers from easy access to the banks’ traditional payment services. In a growing electronic payments market, these alternative payment methods are therefore perceived by the industry as an important route for both innovation and financial inclusion.

Our Solutions and Products

The Company has established its Identity Transaction Platform with internally developed software as well as acquired and licensed technology, which provide solutions for the following services: (1) biometric capture and matching (e.g. for finger prints, or facial recognition); (2) multi-factor authentication; (3) access control comprising out of band identity and transaction authentication for virtual as well as physical environments; and (4) electronic transactions (e.g. payment transactions).

Identity Transaction Platform Solutions

Ipsidy’s customers can leverage our Identity Transaction Platform by using an Ipsidy out-of-the-box identity solution or by a custom integration. The solutions suite includes a full-range of developer integration tools and documentation that help our customers create their own identity and transaction authentication solutions via integration to our RestFul API’s. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team can assist our customers to configure our platform, mobile biometric identity authentication application and our AFIS to meet a specific commercial, geographic or market need and to provide the next level of transaction security, control and certainty for everyday transactions. We also make certain services available without integration The Company has the following product lines that are part of our Identity Transaction Platform capabilities:

●	VERIFIEDTM – INTEGRATED Our out-of-band, multi-factor authentication solution, which is designed to provide any bank, insurer, enterprise or government department a secure, convenient application for universal identity verification and transaction authentication before or as part of any type of electronic transactions. Integration to the Ipsidy platform allows customers to develop a custom biometric authentication solution that meets their needs. The Ipsidy RESTful APIs provide a simple and secure way to access our Identity Transaction Platform. Users can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication.

●	VERIFIED - PORTAL Allows an enterprise to enroll customers simply using the Ipsidy portal, without any integration. VERIFIED – PORTAL subsequently biometrically authenticates the identity of their customer as well as authorizes everyday transactions using the caller’s enrolled mobile device.

●	PROOFTM The next enhancement of Verified, remotely verifies identity using government issued identity documents. We are extending the capabilities of the Ipsidy mobile app to read the data from any approved identity document and leveraging the Ipsidy platform to compare and biometrically match the reference picture of the document with a live selfie. This solution can eliminate the need for costly face-to-face, in-person ID checks and request a verified identity in seconds. In a world of increasing fraud and security threats, Proof offers our customers confidence in the identities of prospective customers, employees or visitors.

●	ACCESSTM by Ipsidy offers an immediate solution for biometric authentication of individuals seeking entry into a building or controlled area, using Bluetooth beacons to trigger the identity event. The Access solution also offers the ability to issue and schedule digital passes, and a Concierge application provides the building management the ability to monitor employee, resident or visitor access flow as well as perform event exception processing. Recently we announced our partnership with Ayonix to add frictionless, biometric authentication using IP cameras to our Access solution. Cameras will stream images to the Ipsidy platform for biometric matching, the results of which will be displayed on the Concierge App.

Other Identity Products

●	SEARCHTM Our biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms and includes an identity management system SEARCH has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

●	CARDPLUS Secure plastic identity credentials and loyalty card products, currently being sold in Africa. Opportunities exist to expand the product offering.

Payment Processing

Payment Gateway and Kiosks

●	TRANXATM Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations, currently being offered in Colombia. The gateway functionality includes some support for EMV (global standard for credit and debit cards based on chip card technology) credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top- up services for cellular operators. In addition, Tranxa can electronically transfer funds between locations of licensed network operators. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72. The platform also supports what is referred to in Colombia as “correspondent banking”, meaning the provision of cash deposit taking, bill payments and certain other services by remote non-bank locations, thereby extending financial inclusion to more remote and low-income areas, both in Colombia and elsewhere in the region.

●	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems. (Launched in April 2016 for the City of Bogota Transit Authority).

Modular Mobile Authentication and Authorization Platform

●	Our TRANSACT mobile modular platform, has been developed to support, amongst other things, the issuance and management of closed loop pre-paid accounts (for both physical and virtual cards), an integrated mobile wallet application and consumer loyalty program, a tokenization application with HCE (software architecture that provides exact virtual representation of various electronic identity cards) and an open and closed loop merchant acquiring capability, integrated to our payment gateway and mobile point-of-sale, or MPos application. The platform is multi-lingual and capable of being white labelled for our customers. This is intended to offer a secure and inexpensive solution for conducting electronic transactions, including identity transactions, merchant and peer-to-to peer payments. This platform also supports and is integrated with certain aspects of our identity transaction platform.

●	Our digital mobile wallet application, or electronic account holder is used to contain different services and accounts that can be easily added to effect a variety of transactions. They are intended to take advantage of the potential network effects arising from the successful broadening of our customer base.

Growth Strategy

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

Cross sell to existing customers

The Company is examining opportunities to offer its new platform capabilities and solutions to existing customers. Tokenization of transactions is also a secure processing methodology that has numerous applications across different customer use cases. The Company believes that by using our core technologies we will be able to create a platform that combines our identity technologies with our payment processing capabilities, and thereby, have a more complete offering for customers that are ultimately using only one of those services.

Add new customers

The Company plans to grow its core business through focused sales and marketing of its current products and solutions, as well as its newly developed platforms and solutions. We have added sales, marketing and product professionals who are developing additional distribution channels and seeking out new customers. We are leveraging our internal personnel with resellers, agents and distribution partners, who generally are focused on a particular industry vertical and have an existing customer base to which they can offer our products, in addition to their existing lines. Some of the industry sectors covered by our resellers include e-commerce merchants, facilities management, logistics, houses of worship and communal organizations. These resellers enable us to target a significantly larger customer base, while maintaining a lower overhead of our own FTE’s sales personnel.

Channel Strategy

The Company believes that its channel strategy will be an effective way to bring its products and solutions to a broad market in an efficient and cost-effective way. We have signed and are pursuing channel partners, that play a key role in their respective verticals, such as Datapro a technology provider for banks, SafeTrade for e-commerce business in Africa and Skypatrol logistics company for the trucking industry. These channel partners provide access to their customers, who in turn work with many thousands of individual consumers and businesses all of whom could benefit from the use of our solutions. By entering into agreements with such channel partners and leveraging their relationships, we believe we can expand our footprint much more rapidly and cost effectively, as compared to pursuing separate agreements with each customer.

Enter new markets

The Company has already entered new markets by virtue of our subsidiaries in Colombia and South Africa. The Company believes that the solutions that are currently being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. We believe the development of new services and solutions will be an important revenue source in the future, and enable us to continue to differentiate our platform and capabilities. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities arising in identity solutions and access control, coupled with the ubiquitous use of mobile devices. By combining our core technologies, we have built an identity transaction platform using biometric and multi-factor identity solutions, which are intended to support a wide variety of electronic transactions.

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

Marketing and Sales

The Company has hired a Director of Marketing to develop and implement a robust marketing and content strategy.   The marketing team is tasked with sharpening external brand messaging to help focus the mission, sales strategy and product development as the Company strives to reach new target markets and customers. The objective is to produce industry-specific marketing assets that highlight our platform, solutions, and their role in digital transformation.  The Company plans to undertake a balanced mix of marketing activities including digital advertising, increased social media presence, email campaigns, and newly developed web-content.   Existing marketing assets and sales support materials will be refreshed, revamped, and in many cases simplified for cohesion, ease of use, and rapid comprehension & consumption.

The Marketing, Sales, and Product Development and Customer Success teams are collaborating closely to develop products that our target customers need and want and to convert prospects into new customers with simplified on-boarding experiences.  The Sales and Marketing Teams are also focusing on driving sales and new revenue by developing, attracting, and supporting a partner network of resellers and technology integrators.

Revenue Model

Identity Management Solutions and Products

The biometric software products are priced based on a multi-year licensing model which is driven by the number of enrollees in the system. The Company expects to provide its new identity transaction platform services based on a subscription model, with tiered fees per enrolled user, card or device, comprising an initial enrollment fee, a periodic subscription and where applicable a per transaction fee. The Company’s CardPlus plastic and credentials card products are sold at a per unit price which will vary based on the configuration of the features and functionality of the product, as well as the services provided.

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

Competition

The Company has created an identity transaction platform allowing it to on-board customers who wish to deploy Ipsidy’s services and solutions in order to know with biometric certainty who is engaging with them. Ipsidy’s solutions include the ability to verify the identity of a user, via remote identity proofing, then provide physical and digital access, as well as transaction and device authentication, all digitally signed by the user using their identity. The Company’s platform utilizes commodity, consumer grade mobile devices for customer deployment with users engaging the platform via a corresponding Android or iOS smartphone app.

The Company also offers certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. The Company will need to consistently develop and improve its products in order to remain competitive.

In reviewing the competitors that exist for the Company’s current and planned products and platform services relating to biometric identity solutions, the Company considers a number of factors. Ipsidy’s platform approach offers an Identity as a Service (IDaaS) approach which seeks to combine a number of different elements into a single platform. Ipsidy believes that its full stack platform is exceptional in that it provides a combination of SaaS based identity verification and identification services which cover both physical and digital identity access use cases. The competitive landscape includes several companies that mainly address only one or other area, with some addressing multiple areas independently. However, it is believed that some companies are attempting to create combined identity offerings, similar to Ipsidy’s.

In looking at our competition, the Company does not consider providers who do not offer a consumer application solution for smartphones, such as the Ipsidy App. Neither do we consider competitors, which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for both digital and physical use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include IDEMIA, Gemalto and Supercom. This is in contrast to Ipsidy’s approach which is based on offering apps which are usable on mobile devices with minimal hardware requirements. Furthermore, our identity solutions are designed to address the requirements of private, commercial and governmental uses for enrolled users.

To further analyze the competitive landscape, the market must be segmented into authentication solution vendors and biometric identification & verification solution providers. Major competitors offering solutions in both areas include IDEMIA, Gemalto, ID.ME, HID Global, Yoti and Aware. Major competitors offering only authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, and Trusona. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Veridium.

The Ipsidy identity transaction platform is based on a patent-pending methodology, which combines digital signature authentication and biometric identity verification into a single out-of-band transaction. This provides functionality for our customers to have real-time control over their electronic transactions and every-day events through a mobile application, with a detailed audit trail created for each event, containing the digitally signed transaction details and biometric identity of the user. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to many of its competitors and hence differentiate itself in the market.

Companies that focused on offerings for ID proofing, include Jumio and Mitek. Companies that provide a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. The Ipsidy platform now offers its own identity proofing service for use in digital onboarding solutions, in conjunction with our biometric authentication and verification solutions.

Another aspect of the competitive landscape for platform service arises from market demand for SaaS based identity services that are both high assurance and low friction. This combination is the ideal balance that Ipsidy and its competitors are trying to achieve. Companies that are believed to be competing with Ipsidy with their offerings today are Callsign, Gemalto, Danal (acquired by Boku in 2018), Datacard/Entrust, and IDEMIA (Formerly Morpho and Obertur). Ipsidy is seeking to improve its position with respect to these competitors in part through the new facial recognition solution which is currently under development, as part of the technology partnership announced with Ayonix. This is intended to reduce friction in Ipsidy’s Access product offering for physical security by the use of IP cameras to obtain the live capture facial images. In addition, Ipsidy offers its customers the flexibility to adapt its solutions to their specific use cases for either high assurance or to decrease friction.

With respect to SaaS based services for physical identity access management, the competitive landscape for Ipsidy also includes companies such as HID Global, NEC, and IDEMIA. All of these companies offer a broad range of solutions from complete biometric access control systems to complex biometric e-gate and passenger flow management solutions. Ipsidy’s offering focuses on the SaaS based biometric identity solutions portion of this market, using mobile apps but also offers API integration with hardware suppliers to create competitive solutions.

There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems.

The Cards Plus business faces competition both locally in South Africa and internationally. China has become a source of imports of card products at highly competitive pricing and some local suppliers are reliant on Chinese card manufacturers. Local competitors include Card Technology Services, Easy Card and Open Gate, Cardz Group and XH Smart Technology (Africa). That said, we believe that we are the only significant manufacturer in South Africa using digital print technology.

The payment processing industry has many competitors who provide gateway services, closed loop end-to-end solutions, payment processing, peer-to-peer payments and bill payments. As these types of services are usually supplied by regional or country specific companies, the following summary of this competitive landscape, is focused on those countries or regions the Company is actively pursuing business in today. In Colombia and elsewhere in Latin America where the Company is focused, major competitors include PayU, Credibanco, Redeban, Mercado Pago, Nequi, and QPagos. Some of these companies may on the other hand be potential customers for our identify transaction platform and biometric authentication services. Companies in this region that also compete in those sectors include Veritran, Certicamaras, Olimpia IT, Evertec-Processa and Indra.

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

Employees and Organization

The Company, as of December 31, 2018, had a total of approximately 85 employees as well as outsourced service providers that are located in four countries: Colombia, South Africa, the United Kingdom and the United States. Beginning in 2017, employees in the U.S. started receiving health benefits on a cost sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company may enhance or offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

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

We have an accumulated deficit of approximately $76.4 million as of December 31, 2018 and incurred an operating loss of approximately $9.3 million for the year ended December 31, 2018. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2019. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $6.0 million and approximately $6.5 million for the years ended December 31, 2018 and 2017, respectively. We anticipate that we will continue to have negative cash flows from operating activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will require continued investment. We raised $9.6 million and $12.0 million in 2018 and 2017, respectively, through debt and equity financing at varying terms. In order to implement and grow our operations through December 31, 2019 and achieve an expected annual revenue stream from the introduction of new products which commenced in 2018 and as we expect to continue in 2019 as contemplated in our current business plan, we expect that we will need to raise approximately $5 to $7.5 million. There is no guarantee that our current business plan will not change, and as a result of such change, that we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

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

Our success depends on the continuing services of Philip D. Beck, CEO, Thomas Szoke, CTO, and Stuart Stoller, CFO, as well as certain other members of the current management team and in 2017 we entered into new employment retention agreements with certain senior executives, including Mr. Beck, Mr. Szoke and Mr. Stoller in order to incentivize them and retain their services. The loss of key management, engineering employees or third party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

In order for us to achieve our growth objectives, our identity management technologies and solutions must be adapted to and adopted in a variety of areas including, among others, physical access control, computer access control, biometric fingerprint matching and identity card issuance and verification. Further, our payment processing technologies and solutions will need to be adopted by financial institutions, merchants and consumers.

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

Furthermore, governmental programs can experience delays or cancellation of funding and suspension of appropriations for example as occurred with the recent partial United States government , which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

We rely in part on third-party software to develop and provide our solutions.

We rely in part on software licensed from third parties to develop and offer some of our solutions. Any loss of the right to use any such software or other intellectual property required for the development and maintenance of our solutions, or any defects or other issues with such software could result in problems or delays in the provision of our solutions until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our business.

We have historically depended upon a small number of large system sales ranging from $100,000 to $2,000,000 and we may fail to achieve one or more large system sales in the future, or fail to successfully transition to new products generating recurring revenues.

Historically, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $100,000 to $2,000,000. If we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. We are trying to reduce such dependence by developing a range of products and solutions, which are in a lower price range and intended to generate recurring revenue from a large number of customers. The Company has invested heavily in developing and launching such products but there is no guarantee that such efforts will be successful and that a satisfactory return on such investment will be achieved. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year, nor when (if at all), or at what rate the ramp in sales of new products will occur. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;

●	export duties and tariffs;

●	export regulations or restrictions including sanctions;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles; and

●	increased collection risks;

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

It is possible that countries in which we do or intend to do business, or companies and their principals become subject to sanctions under U.S. law. This would prevent us from doing business with those countries or with those entities or individuals. The Company could be exposed to fines and penalties in the event of breach any applicable sanctions legislation or orders. In addition the Company might be required to suspend or terminate existing contracts in order to comply with such sanctions legislation or orders, which would adversely impact our future revenues and cashflows.

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

For us to further penetrate the marketplace, the marketplace must be confident that we provide effective security protection for national and other secured identification documents and cards and other personally identifiable information or protected personal information, or PII. Although we are not aware that we have experienced any act of sabotage or unauthorized access by a third party of our software or technology to date, if an actual or perceived breach of security occurs in our internal systems or those of our customers, regardless of whether we caused the breach, it could adversely affect the market’s perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners, thereby causing our revenues to decline. If we or our customers were to experience a breach of our internal systems, our business could be severely harmed by adversely affecting the market’s perception of our products and services.

Interruptions, delays in service or defects in our systems could impair the delivery of our services and harm our business.

We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties, in order to provide services to our customers. Almost all of our network systems are hosted “in the cloud” by internationally recognized third party service providers such as Amazon Web Services and Microsoft Azure. Our systems and data centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have security, backup and recovery systems in place, and we are in the process of implementing business continuity plans that will be designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but could also require the payment of penalties or damages to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

Any damage to, failure of, or defects, bugs or errors in our systems or those of third parties, errors or delays in the processing of payment or other transactions, telecommunications failures or other difficulties could result in loss of revenue, loss of customers, loss of customer and consumer data, harm to our business or reputation, exposure to fraud losses or other liabilities, negative publicity, additional operating and development costs, and diversion of technical and other resources.

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

Our officers and directors of the Company currently beneficially own approximately 14.0% of our outstanding common stock, and 20.6% on a fully diluted basis assuming the exercise of both vested and unvested options as well as warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The Company has created an identity transaction platform allowing it to onboard customers who wish to deploy Ipsidy’s services and solutions in order to know with biometric certainty who is engaging with them. Ipsidy’s solutions include the ability to verify the identity of a user, via remote identity proofing, then provide physical and digital access, as well as transaction and device authentication, all digitally signed by the user using their identity. The Company’s platform utilizes commodity, consumer grade tablets for customer deployment with users engaging the platform via a corresponding Android or iOS smartphone app.

The Company also offers certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. The Company will need to consistently develop and improve its products in order to remain competitive.

In reviewing the competitors that exist for the Company’s current and planned products and platform services relating to biometric identity solutions, the Company considers a number of factors. Ipsidy’s platform approach offers an Identity as a Service (IDaaS) approach which seeks to combine a number of different elements into a single platform. Ipsidy believes that its full stack platform is exceptional in that it provides a combination of SaaS based identity verification and identification services which cover both physical and digital identity access use cases. The competitive landscape includes several companies that mainly address only one or other area, with some addressing multiple areas independently. However, it is believed that some companies are attempting to create combined identity offerings, similar to Ipsidy’s.

In looking at our competition, the Company does not consider providers who do not offer a consumer application solution for smartphones, such as the Ipsidy App. Neither do we consider competitors, which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for both digital and physical use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include IDEMIA, Gemalto and Supercom. This is in contrast to Ipsidy’s approach which is based on offering apps which are usable on mobile devices with minimal hardware requirements. Furthermore, our identity solutions are designed to address the requirements of private, commercial and governmental uses for enrolled users.

To further analyze the competitive landscape, the market must be segmented into authentication solution vendors and biometric identification & verification solution providers. Major competitors offering solutions in both areas include IDEMIA, Gemalto, ID.ME, HID Global, Yoti and Aware. Major competitors offering only authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, and Trusona. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Veridium.

The Ipsidy identity transaction platform is based on a patent-pending methodology, which combines digital signature authentication and biometric identity verification into a single out-of-band transaction. This provides functionality for our customers to have real-time control over their electronic transactions and every-day events through a mobile application, with a detailed audit trail created for each event, containing the digitally signed transaction details and biometric identity of the user. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to many of its competitors and hence differentiate itself in the market.

Companies that focused on offerings for ID proofing, include Jumio and Mitek. Companies that provide a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. The Ipsidy platform now offers its own identity proofing service for use in digital onboarding solutions, in conjunction with our biometric authentication and verification solutions.

Another aspect of the competitive landscape for platform service arises from market demand for SaaS based identity services that are both high assurance and low friction. This combination is the ideal balance that Ipsidy and its competitors are trying to achieve. Companies that are believed to be competing with Ipsidy with their offerings today are Callsign, Gemalto, Danal (acquired by Boku in 2018), Datacard/Entrust, and IDEMIA (Formerly Morpho and Obertur). Ipsidy is seeking to improve its position with respect to these competitors in part through the new facial recognition solution which is currently under development, as part of the technology partnership announced with Ayonix. This is intended to reduce friction in Ipsidy’s Access product by the use of IP cameras to obtain the live capture facial images. In addition, Ipsidy offers its customers the flexibility to adapt its solutions to their specific use cases for either high assurance or to decrease friction.

With respect to SaaS based services for physical identity access management, the competitive landscape for Ipsidy also includes companies such as HID Global, NEC, and IDEMIA. All of these companies offer a broad range of solutions from complete biometric access control systems to complex biometric e-gate and passenger flow management solutions. Ipsidy’s offering focuses on the SaaS based biometric identity solutions portion of this market, using mobile apps but also offers API integration with hardware suppliers to create competitive solutions.

There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems.

The Cards Plus business faces competition both locally in South Africa and internationally. China has become a source of imports of card products at highly competitive pricing and some local suppliers are reliant on Chinese card manufacturers. Local competitors include Card Technology Services, Easy Card and Open Gate, Cardz Group and XH Smart Technology (Africa). That said, we believe that we are the only significant manufacturer in South Africa using digital print technology.

The payment processing industry has many competitors who provide gateway services, closed loop end-to-end solutions, payment processing, peer-to-peer payments and bill payments. As these types of services are usually supplied by regional or country specific companies, the following summary of this competitive landscape, is focused on those countries or regions the Company is actively pursuing business in today. In Colombia and elsewhere in Latin America where the Company is focused, major competitors include PayU, Credibanco, Redeban, Mercado Pago, Nequi, and QPagos. Some of these companies may on the other hand be potential customers for our identify transaction platform and biometric authentication services. Companies in this region that also compete in those sectors include Veritran, Certicamaras, Olimpia IT, Evertec-Processa and Indra.

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

We do not have or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company does business (including Columbia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. To the extent that our business is based on Governmental Contracts, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are, or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of our activities in payment processing may in due course require government licensing in different jurisdictions and may subject us to additional regulation and oversight. Aspects of payment processing and related financial services are already subject to legislation and regulations in various jurisdictions. As indicated, “We are exposed to risks in operating in foreign markets” above, the imposition of sanctions on particular countries, entities or individuals would prevent us from doing business with such countries, entities or individuals. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters as of February 15, 2019 and as of the date of this report are located in Long Beach, New York where the Company currently leases office space. The facilities in Long Beach, New York are owned by Bridgeworks LLC, a company providing office facilities to emerging companies principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use certain office services for a fixed, monthly fee of $7,425. The arrangement with Bridgeworks LLC is terminable upon 30 days’ notice.

Previously, the Company’s headquarters was located in Longwood, Florida, which the Company utilized until August 1, 2017, the date in which the Company provided a termination notice to the landlord. The monthly rent at the time of termination was $3,800. The monthly payments included all taxes and building maintenance charges.

The Company entered into an office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The Company will be responsible for their respective share of building expenses.

In October 2018, the Company a sublease entered into an office lease in Alpharetta, Ga. for approximately $3,800 per month through March 31, 2020 or through the termination of the master lease.

MultiPay S.A.S. leases space in Bogotá, Colombia. In April 2017, MultiPay S.A.S. entered into a lease beginning April 22, 2017 for two years. The rent is approximately $9,000 per month with an inflation adjustment after one year. The lease was extended for one additional year.

IDGS S.A.S. had a warehouse located in Bogotá, Colombia for approximately $ 2,900 per month. The lease for the warehouse was terminated on February 28, 2018.

Cards Plus leases its office and production facility in a suburb of Johannesburg, South Africa. The location consists of approximately 39,500 square feet. The current lease is through June 30, 2022 at an approximate rent of $8,000 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTC Markets (ticker symbol: IDTY) for each quarter for the years ended December 31, 2018 and 2017 were as follows:

Quarter Ended	High	Low
March 31, 2017	$0.47	0.10
June 30, 2017	0.47	0.12
September 30, 2017	0.30	0.13
December 31, 2017	0.31	0.10
March 31, 2018	0.30	0.18
June 30, 2018	0.28	0.20
September 30, 2018	0.23	0.17
December 31, 2018	0.19	0.09

Holders of our Common Stock

As of February 15, 2019, there were approximately 210 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, Florida 32725.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan	Number of securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders - 2014 Equity Compensation Plan	25,000,000	$0.45	—

Equity compensation plans approved by security holders - 2017 Equity Compensation Plan	11,676,664	0.21	58,323,336

Equity Compensation plans or arrangements not approved by security holders (includes 20,000,000 restricted shares)	94,783,339	0.12	—
	131,460,003	$0.20	58,323,336

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2018.

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

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Theodore Stern Revocable Trust (the “Stern Trust”) pursuant to which the Stern Trust invested an aggregate of $3,000,000 into the Company in consideration of a Promissory Note (the “Stern Note”) and 4,500,000 shares of common stock. The Stern Note is payable two years from the date of issuance and bears interest of 10% per annum, which compounds annually. The Company and the Stern Trust agreed to extend the due date of the Stern Note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock. The Stern Note may be prepaid in whole or in part by the Company at any time without penalty; provided, that any partial payment of principal must be accompanied by payment of accrued interest to the date of prepayment. The Stern Trust may convert interest payable under the Stern Note into shares of common stock of the Company at a conversion price of $0.20 per share. The Company is required to repay all outstanding principal and accrued but unpaid interest on this Note upon the Company (including any of its subsidiaries) closing on financing that, individually or collectively, generates gross proceeds equal to or more than $15,000,000. On August 9, 2018, the Company prepaid $1,000,000 of principal of the Stern Note plus the related accrued interest of approximately $158,000. Mr. Theodore Stern who became a director of the Company in September 2017, is the trustee of the Stern Trust.

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

During 2017 and 2018, the Company issued approximately 594,000 and 457,000 shares of common stock to a service provider in satisfaction of approximately $140,000 and $97,000 due for services.

During the year ended 2018, the Company granted approximately 2,455,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. The restricted shares granted to the Board Member for compensation is for the period November 1, 2017 to October 31, 2019. Additionally, during the year ended 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period.

During 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for shares of common stock of the Company and option holders exercised 3,174,992 options on a cashless basis in exchange for shares of common stock.

In August 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors agree to purchase an aggregate of approximately 64,072,000 shares of the Company’s common stock for an aggregate purchase price of approximately $9,611,000. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of approximately $629,000 and issued approximately 2,470,000 common stock purchase warrants valued at approximately $314,000 that are exercisable for a term of five years at an exercise price of $0.165 per share.

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

Overview

Ipsidy Inc. together with its subsidiaries (the “Company”, “we” or “our”), is a provider of secure, biometric identification, identity management and electronic transaction processing services. In a world that is increasingly digital and mobile, our vision offer solutions that enable our customers to know with biometric certainty the identity of the people with whom they are engaging..

We have developed an identity transaction platform for our customers, be they businesses, residences, houses of worship, or other organizations, to enable their users to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to complete transactions with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

The Company’s products focus on the broad requirement for identity authentication and access and transaction controls and associated identity management needs. Organizations of all descriptions require cost-effective and secure mobile electronic solutions for themselves and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business and organizational operations in order to facilitate their use and enhance the end user customer experience.

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

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management security and transaction processing marketplace, including growing concerns over identity theft and fraud, security of officers, residences, places of worship and other public places and the increase in electronic payments, solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction. Other drivers are the gaps in the existing value propositions offered by the banks and non-banks mainly because of legacy systems and regulatory constraints, which can stifle innovation and the inability of many consumers to access the banks traditional payment services. Our results are also impacted by the changes in levels of spending on identity management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

Going Concern

The Company has an accumulated deficit of approximately $76.4 million as of December 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues. Although the Company has been successful in raising capital, additional financing or improvement in operations is not assured. In August 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors purchased an aggregate of approximately 64.1 million shares of Common Stock at $0.15 per share for an aggregate purchase price of $9.6 million. In the last two years through December 31, 2018 the Company has raised approximately $22 million through equity and debt financing.

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

Revenue Recognition

An entity recognizes revenue to depict the transfer of promised goods or services to customers in amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2018 and 2017 no allowance for doubtful accounts was necessary.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide loyal ID and other types of cards. Inventories at December 31, 2018 and 2017 consist of cards inventory and kiosks that have not been placed into service. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2018 and 2017, the Company recorded an inventory valuation allowance of approximately $700,000 and $350,000, respectively, to reflect the net realizable value of kiosks to $0, which will not be placed into service and are currently held for sale.

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

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2018 and 2017, the software is still under development and has not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and expensed over their estimated useful lives. During 2018, approximately $680,000 of the software development costs were placed into service and are classified as internally developed software.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2018 and 2017.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell,and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard was effective for the calendar year ending December 31, 2018. The Company has reviewed its revenue streams for the current reporting periods and has determined the impact for the new revenue standard (Topic 606) is insignificant.

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

In June 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to nonemployees are accounted for under ASC 718,3 while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company will adopt the requirements of the new rule in the first quarter of 2019 and the Company estimates the impact will be immaterial.

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, (2)  interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we used Adjusted EBITDA in connection with our executive compensation in 2018.

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

Reconciliation of Net Loss to Adjusted EBITDA
(Unaudited)

	For the Year Ended
	December 31, 2018	December 31, 2017

Net loss	$(10,027,613)	$(17,481,629)

Add Back:

Interest Expense	757,801	1,337,081
Conversion of debt, derivative liability, and modifications/other	(83,649)	4,106,652
Depreciation and amortization	493,697	475,211
Taxes	30,242	28,781
Write-off of asset	148,627	212,862
Stock compensation	2,675,852	5,650,072

Adjusted EBITDA (Non-GAAP)	$(6,005,043)	$(5,670,970)

The increase in Adjusted EBITDA loss in 2018 compared to 2017 is principally due to the Company’s investment in technical and operating resources required to provide the support for future operations, in addition to incurring a charge of $0.5 million recorded principally for a valuation reserve related to kiosks, offset by revenue earned from the sale of our AFIS and Identity Management System to ZEC.

Results of Operations and Financial Condition for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Revenues

For the year ended December 31, 2018 compared to December 31, 2017, the Company increased revenue by $1.5 million to $3.8 million from $2.3 million. The increase in revenue for the year ended December 31, 2018 is principally due to the revenue recognized under the contract for the AFIS system and services for ZEC.

Cost of sales

During the year ended December 31, 2018 cost of sales increased to $1.3 million from $0.6 million compared to the year ended December 31, 2017 principally due to the costs associated with the delivery of services and systems for ZEC. Cost of sales was lower as a percentage of revenue as production efficiency improved following the installation of new equipment at CardsPlus.

Operating Expenses

Operating expenses for the year ended December 31, 2018 excluding cost of sales decreased by approximately $1.8 million as compared to the same period in 2017 due primarily to a decrease in stock-based compensation expense offset by higher staff and consulting expenses that were added to support current and future operations with a focus on technology. The Company will continue to grow the expense base judiciously to support future opportunities while controlling and/or eliminating certain other expenditures.

Depreciation and amortization expense remained consistent during the year ended December 31, 2018 compared to December 31, 2017.

During the years ended December 31, 2018 and 2017, the Company wrote-off assets that are no longer being used and we do not expect to use in future operations. The asset net values were approximately $149,000 and $216,000 in 2018 and 2017, respectively. The write-off is included in research and development.

Interest Expense

Interest expense decreased during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the lower levels of average debt outstanding due to the debt for equity conversion in the first quarter of 2017.

Other Income (Expense)

In the first quarter of 2017, the Company entered into certain agreements pursuant to which the investors agreed to waive any existing rights with respect to certain price protection and anti-dilution rights contained in their debt and Stock Purchase Warrants. Therefore, as a result of the conversion and repayment of the outstanding indebtedness and related accrued interest as well as the elimination of anti-dilution rights of Stock Purchase Warrants, the Company no longer holds liabilities with derivatives requiring fair value as of December 31, 2018. As a result of these agreements, the Company recorded a net charge of approximately $4.1 million in 2017. See notes 7 and 8 of the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2018, current assets were $5.8 million and current liabilities outstanding amounted $1.6 million which resulted in net working capital of $4.2 million.

Net cash used by operating activities was $6.0 million for the year ended December 31, 2018 compared to $6.5 million in 2017. Cash used in operations for 2018 and 2017 was the primarily result of funding the business operations as the Company invests in people, product and infrastructure of a developing business.

Net cash used in investing activities in 2018 was approximately $1.4 million compared to net cash provided by investing activities in 2017 of $0.9 million. The 2018 and 2017 cash used was principally related to investing in the platform to provide products and services.

Net cash provided by financing activities for 2018 and 2017 was approximately $7.9 million and $11.2 million, which consisted primarily of the net proceeds from the sale of common stock in 2018 and 2017. In 2017 also secured funds form the issuance of a note payable.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing from equity financing and a promissory note payable. The promissory note payable is at an annual interest rate of 10%.

On January 31, 2017, the Company converted the outstanding debt and accrued interest of approximately $6.3 million into approximately 84.8 million shares of common stock, at a conversion price of $0.10 per share unless such shares were initially priced at less than the $0.10 per share. Additionally, the exercise price of approximately 11.7 million warrants to acquire shares of Common Stock were reduced to $.10 per share and certain price protection and anti-dilution provisions were removed. See Notes 7 and 8 related to the Company’s conversion of debt and outstanding note payable.

Additionally, on January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Stern Trust invested an aggregate of $3,000,000 into the Company in consideration of the Stern Note and 4,500,000 shares of common stock. The Stern Note bears interest of 10% per annum, which compounds annually.  The Company and the Stern Trust agreed to extend the due date of the Stern Note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a fair market value of $420,000. On August 9, 2018, the Company prepaid $1,000,000 of principal of the Stern Note plus the related accrued interest of approximately $158,000.

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

In August, 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors agreed to purchase an aggregate of approximately 63.9 million shares of Common Stock at $0.15 per share for an aggregate purchase price of $9.6 million. The Theodore Stern Revocable Trust (the “Stern Trust”) invested $1 million in this round. Mr. Theodore Stern is a director of the Company, is the trustee of the Stern Trust.

In 2019, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms. In order to implement and grow our operations through December 31, 2019 as contemplated in our current business plan, we expect that we will need to raise approximately $5 to $7.5 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

For a complete description of the outstanding debt as of December 31, 2018 and 2017, see Note 6 to the consolidated financial statements.

As of December 31, 2018, the total promissory notes payable is $ 1.9 million ($2.0 million gross), which consist of borrowings, net of discounts and deferred charges.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2018, the Company had the following long-term debt obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long Term Debt	$2,000,000	$0	$2,000,000	$0	$0
Operating Leases	$495,000	$216,900	$278,100	$0	$0
Total	$2,495,000	$216,900	$2,278,100	$0	$0

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-23 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

-	Evaluation of Disclosure Controls and Procedures

-	The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the year ended December 31, 2018.

-	Changes in Internal Control over Financial Reporting

-	The Company has established and expanded financial reporting monitoring activities to mitigate the risk of management override from its entities located outside the United States.

-	The Company has reduced its reliance on outside consultants to review its financial statements as well as monitor new accounting principles to ensure compliance with GAAP and SEC disclosure requirements.

-	The Company hired in January 2018, a General Counsel but will continue to use external counsel to support the review of its financial statements to ensure compliance with SEC disclosure requirements.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held

Philip D. Beck (2)*	58	Chairman of the Board of Directors, Chief Executive Officer and President
Herbert Selzer (1)(2)(3*)	73	Director
Ricky Solomon (1)(3)	57	Director
Theodore Stern (1*)(2)(3)	89	Director
Stuart Stoller	63	Chief Financial Officer
Thomas Szoke	54	Chief Technology Officer and Director

(1)	Audit Committee	*	denote Committee Chair
(2)	Governance Committee
(3)	Compensation Committee

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

Theodore Stern

Mr. Stern has served in several executive positions in the energy and software industries over his career. In February 2019, Mr. Solomon became a managing partner in A1 capital, a UC focused on artificial intelligence investments. Previously he served as Chairman of the Board of inContact Inc. from 2000 to 2016 (when the company was acquired). He was Chairman and CEO from 2000 to 2005 when the positions were split. He oversaw the acquisition of four companies and the transition of inContact from a telecommunications company to a rapidly growing software-as-a-service company. Additionally, he previously served as a member of the Board of Directors of Ensync Inc and served on the Governance, Audit and Compensation Committees.

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

Director Independence

As the Company is admitted to the OTCQX tier of OTC Markets, the Company is required under the OTCQX Rules for US companies to maintain a Board that has at least two independent directors and an Audit Committee, a majority of the members of which are independent directors. Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are three (3) independent directors, including all the members of the Audit Committee.

Board & Committees

Board meetings during fiscal 2018

During 2018, the Board of Directors held six meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. The Board has not designated a member as the “audit committee financial expert” as defined by the SEC, which is not required at this time. During 2018, the Audit Committee held four meetings in person or through conference calls.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2018, the Compensation Committee held two meetings in person or through conference calls.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2018, the Governance Committee held one meeting in person or through conference calls.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip Beck	2018	350,000	—		1,055,000	262,500		16,545	1,684,045
Chairman of the Board, CEO and President (1)	2017	275,000	2,857		1,935,833	—	45,833	5,071	2,264,594

Thomas Szoke	2018	275,000	—	—	—	36,667	—	—	311,667
President, CEO and Director (2)	2017	262,315	—	—	—	—	—	—	262,315

Douglas Solomon	2018	—	—	—	—	—	—	—	—
Chairman, COO and Former Director (3)	2017	161,458	—	—	—	—	—	—	161,458

Stuart Stoller	2018	234,375	—		353,333	142,500	—	2,305	732,513
CFO (4)	2017	206,250	952		308,611	—	—	—	515,813

(1)	Mr. Beck was hired on January 31, 2017 and as part of his compensation package was granted 15,000,000 stock options which vest 1/3 immediately effective January 31, 2017 with the balance over two years and 15,000,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds. As of December 31, 2018, 14,583,333 of the shares under the options vested and were exercisable, but none of the restricted stock were exercisable. In 2018 and 2017, the stock options carried an expense of $1,055,000 and $1,935,833. There was no expense recorded for the restricted stock as the performance shares criteria were not met. In 2017, according to the terms of Mr. Beck’s employment agreement, a bonus of $2,857 was paid for the purchase of the restricted stock and in 2018 and 2017, $16,545 and $5,701 was expensed for the reimbursement of medical premiums. Mr. Beck has not exercised or realized a gain on these options as of the date of the submission of this report. In 2018, Mr. Beck was paid a bonus of $262,500 for attaining the performance targets as set forth in his employment agreement.

(2)	On January 31, 2017, Mr. Szoke resigned as President and Chief Executive Officer and agreed to serve as Chief Technology Officer. Mr. Szoke remains a director.

(3)	On January 31, 2017, Mr. Solomon resigned as Chairman of the Board and Chief Operating Officer and agreed to serve as Executive Director, Government Relations and Enterprise Security. Mr. Solomon resigned from active service with the Company on September 1, 2017 but remained a director until September 16, 2017 at which time he resigned as a director. On September 13, 2017, Mr. Solomon and the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated. As part of the Settlement Agreement, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017.

(4)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 5,000,000 stock options which vest over three years and 5,000,000 shares of restricted stock which shares vest upon attainment of certain performance criteria. As of December 31, 2018, 3,194,442 of the shares under the option vested and were exercisable but none of the restricted stock were exercisable. In 2018 and 2017, the stock option carried and expense of $353,333 and $308,611. There was no expense recorded for the restricted stock as the performance criteria were not met. In 2017, according to the terms of Mr. Stoller’s employment agreement, a bonus of $952 was paid related to the purchase of the restricted stock and $2,305 was expensed for the reimbursement of certain medical premiums. Mr. Stoller has not exercised or realized a gain on these options as of the date of the submission of this report. In 2018, Mr. Stoller was paid a bonus of $142,500 for attaining the performance targets as set forth in his employment agreement.

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

Pursuant to the Executive Retention Agreements, as more fully described below, certain executive officers could earn additional compensation if certain performance thresholds were met. Mr. Beck and Mr. Stoller met the first set of targets during 2018 and were paid their respective bonuses as indicated above. However, Mr. Beck and Mr. Stoller did not meet their additional specific performance target for 2018 and therefore no additional bonus will be paid or accrued. Mr. Szoke did meet a portion of his performance targets for 2018 and therefore the Company has recorded an accrual of approximately $36,700. The bonus will not be paid until the Company attains certain performance targets and to date the Company has not met those targets. No other incremental compensation targets for any executive were met in 2018. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; The Company provide medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees cost. See “Executive Agreements” below.)

Grant of Plan-Based Awards

As previously described, in connection with their respective employment arrangements, Philip Beck and Stuart Stoller were awarded 15,000,000 and 5,000,000 common stock options in 2017. Additionally, Philip Beck and Stuart Stoller received 15,000,000 and 5,000,000 restricted common shares in 2017.

There were no grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2018.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards					Stock awards
(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ©	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) e	Option Expiration Date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity Incentive Plan Awards: Number of unearned shares or units of stock or rights that have not vested (#) (i)	Equity Incentive Plan Awards: Market or payout of unearned shares, units or other rights that have not vested ($) (j)
Executive Officer

Philip Beck (1)	20,000,000	20,000,000	—	$0.05 per share	August 12, 2026
Philip Beck (2)	15,000,000	—	—	$0.10 per share	January 31, 2027	15,000,000	1,500,000	—	—
Douglas Solomon	20,000,000	—	—	$0.45 per share	September 25, 2025	—	—	—	—
Stuart Stoller (2)	3,472,222	1,527,778	—	$0.10 per share	January 31, 2027	5,000,000	500,000	—	—
Thomas Szoke	10,000,000	—	—	$0.45 per share	September 25, 2025	—	—	—	—

(1)	The amounts for Philip Beck includes previously awarded common stock options for consulting services rendered prior to his employment (20,000,000 stock options) which became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company. The consulting services were provided by Parity Labs, LLC, a company principally owned by Mr. Beck and his family.

(2)	The performance criteria for the restricted stock awards to Philip Beck and Stuart Stoller have not been met.

(3)	The above amounts are as of February 15, 2019.

Compensation of Directors

Beginning November 1, 2017, the non-management Directors consisting of Herb Selzer, Theodore Stern and Ricky Solomon will receive $72,000 per annum for Board membership, inclusive of all Board meeting and committee meeting attendance fees in the form of an annual restricted common stock grant commencing November 1, 2017 vesting in quarters at the end of each quarter after the date of the grant. Additionally, they will each receive, an annual retainer for service on each committee of $5,000 to be paid in cash beginning November 1, 2017.

During 2018, the Company recorded expense of $40,000 each for Board Membership and $15,000, $15,000 and $10,000 for Mr. Selzer, Mr. Stern and Mr. Solomon for the annual retainer for service on Board committees.

Executive Employment Agreements

On January 31, 2017, Mr. Beck and the Company entered an Executive Retention Agreement pursuant to which Mr. Beck agreed to serve as Chief Executive Officer and President in consideration of an annual salary of $350,000 of which $50,000 shall be deferred until the Company raises in the aggregate $15 million in debt and/or equity capital. The Company has agreed to provide a bonus of 75% of the base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2018 and the Company raising gross proceeds of $15 million in debt and/or equity capital (“Milestone 1”) and a bonus of 150% of the base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million or achieving a valuation of $125 million or (iv) the Company achieving $20 million of revenue on a trailing 12 months basis (“Milestone 2”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of Ipsidy’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of February 28, 2019, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers & Directors
Philip Beck	Chairman of the Board, CEO and President	51,500,000	(2)	10.02%
Thomas Szoke	Chief Technology Officer and Director	32,083,317	(3)	6.56%
Theodore Stern	Director	16,427,112	(4)	3.41%
Ricky Solomon	Director	10,765,495	(5)	2.22%
Stuart Stoller	Chief Financial Officer	8,750,000	(6)	1.81%
Herb Selzer	Director	8,556,723	(7)	1.78%
	Total owned by executive officers and directors	128,478,813		23.89%
>5% Shareholders
Andras Vago	Shareholder	47,368,260	(8)	9.89%
Douglas Solomon	Shareholder	40,303,747	(9)	8.04%
Stephen Garchik	Shareholder	36,710,672	(10)	7.65%
Richard Greene	Shareholder	36,171,873	(11)	7.49%
Eric Rand	Shareholder	34,124,857	(12)	6.97%

(1) Applicable percentage ownership is based on 478,950,996, shares of common stock outstanding as of February 15, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2) Includes 1,500,000 shares of common stock, a stock option to acquire 15,000,000 shares of common stock at $0.10 per share and a stock option to acquire 20,000,000 shares of common stock at $0.05 per share held by Parity Labs LLC, a private consulting firm which is principally owned by Mr. Beck. Additionally, it includes 15,000,000 restricted common stock shares that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2019.

(3) Includes (i) 19,083,317 shares of common stock, (ii) 3,000,000 shares held by Mr. Szoke’s wife, and (iii) a stock option to acquire 10,000,000 shares of common stock at an exercise price of $0.45 per share.

(4) Includes (i) 4,885,445 shares of common stock, (ii) 8,166,667 shares of common stock held by Theodore Stern Revocable Trust, (iii) a common stock purchase warrant to acquire 1,000,000 shares of common stock at $0.10 per share issued on April 19, 2016 exercisable for a period of five years at an exercise price of $0.10 per share and (iv) 2,375,000 shares of common stock that may be issued upon the conversion of interest accrued at $0.20 per share as of April 30, 2017 under that certain Unsecured Promissory Note due January 31, 2019. Additionally, it includes 434,084 restricted common stock shares that vest at certain dates through November 30, 2019.

(5) Includes (i) 4,288,222 shares of common stock, (ii) a stock option to acquire 3,500,000 shares of common stock at an exercise price of $0.0001 per share, (iii) a common stock purchase warrant to acquire 250,000 shares of common stock at an exercise price of $0.40 per share, and (iv) a common stock purchase warrant to acquire 2,727,273 shares of common stock at an exercise price of $0.055 per share  Additionally, it includes 434,084 restricted common stock shares that vest at certain dates through November 30, 2019.

(6) Includes a stock option to acquire 5,000,000 shares of common stock at $0.10 per share. The Stock Options vest with respect to (i) one-third of the shares of common stock upon January 31, 2018 and (ii) in 24 equal monthly tranches commencing on the January 31, 2018. Additionally, it includes 5,000,000 restricted stock common shares that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2019.

(7) Includes (i) 4,738,945 shares of common stock, (ii) 1,537,778 shares of common stock held by Vista Associates, a family partnership, (iii) stock options to acquire 400,000 shares of common stock at an exercise price of $0.10 per share, (iv) a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.10 per share and (v) a common stock purchase warrant to acquire 880,000 shares of common stock at an exercise price of $0.05 per share. Additionally, it includes 434,084 restricted common stock shares that vest at certain dates through November 30, 2019.

(8) Includes 3,200,000 shares held by Multipolaris Corporation, 24,968,260 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(9) Includes (i) 17,793,444 shares of common stock, (ii) a stock option to acquire 20,000,000 shares of common stock at an exercise price of $0.45 per share, (iii) a common stock purchase warrant to acquire 1,145,667 shares of common stock at an exercise price of $0.10 per share and (iv) a common stock purchase warrants to acquire 1,363,636 shares of common stock at an exercise price of $0.055.

(10) Includes (i) 33,681,505 shares of common stock, (ii) a common stock purchase warrant to acquire 2,200,000 shares of Common Stock at an exercise price of $0.05 per share, (iii) a common stock purchase warrant to acquire 166,667 shares of Common Stock at $0.10 per share and (iv) a common stock purchase warrant to acquire 312,500 shares of Common Stock at $0.10 per share. In addition, Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, holds 350,000 shares of common stock

(11) Includes (i) 9,933,305 shares of common stock held by the Trust FBO Emily Greene (the “Emily Trust”), (ii) 9,933,305 shares of common stock held by the Trust FBO Victoria Greene (the “Victoria Trust”), (iii) 12,010,264 shares of common stock held by Fifth Melville LLC (“Fifth”), (iv) a common stock purchase warrant held by Fifth to acquire 1,041,665 shares of common stock at $0.10 per share issued on December 23, 2015 exercisable for a period of five years, (v) a common stock purchase warrant held by the Emily Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (vi) a common stock purchase warrant held by the Victoria Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (vii) a common stock purchase warrant held by the Emily Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years, and (viii) a common stock purchase warrant held by the Victoria Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years. Mr. Greene serves as the trustee for the Victoria Trust and the Emily Trust. Mr. Greene serves as the manager of Fifth.

(12) Includes the following securities held by Mr. Rand: (i) 23,219,523 shares of common stock, (ii) a common stock purchase warrant to acquire 572,000 shares of common stock at $0.05 per share, (iii) a common stock purchase warrant to acquire 333,334 shares of common stock at $0.10 per share and (iv) a common stock purchase warrant to acquire 10,000,000 shares of common stock at $0.10 per share.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

In connection with the Company’s ability to secure third-party financing during the year ended December 31, 2018, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $659,000, issued Network 1 2,470,000 common stock purchase warrants at a price of $0.165 cents per share. During the year ended December 31, 2017, the Company paid Network 1 cash fees of $710,000, and issued Network 1 2,200,000 shares of common stock and issued 1,153,846 common stock purchase warrants at a price of $0.143 cents per share. A member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1.

As the Company is admitted to the OTCQX tier of OTC Markets, the Company is required under the OTCQX Rules for US companies to maintain a Board that has at least two independent directors and an Audit Committee, a majority of the members of which are independent directors. The board has determined that there are three (3) independent directors, including all the members of the Audit Committee

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety upon Mr. Beck becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases offices on a month to month basis. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $4,500. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks. During 2018, the Company paid Bridgeworks $89,200 use of facilities respectively and in 2017, paid Parity and Bridgeworks $34,694 and $71,950 for strategic advisory services and the use of the facilities.

In November 2016, the Company issued a note payable for $13,609 to one if its Board of Directors. The note was repaid in April 2017.

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

On September 13, 2017, one of its former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon approximately $8,000 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the year ended December 31, 2018 and December 31, 2017, the Company paid Mr. Solomon approximately $160,000 under the terms of such agreement. Additionally in 2018, Mr. Solomon earned approximately $90,000 in sales commissions.

In August 2018, Mr. Stern and Mr. Selzer, directors of the Company, purchased an additional 6,666,667 and 666,667 shares of common stock, respectively of the common stock offering.

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

The total fees paid to Cherry Bekaert, LLP in 2018 aggregated $246,700 which includes fees for the 2017 audited financial statements and review of the quarterly financial statements for 2018. Additionally, the company paid Cherry Bekaert, LLP $21,700 for tax services.

The total fees paid to Cherry Bekaert, LLP in 2017 aggregated $431,200 which includes fees for the 2016 audited financial statements and review of the quarterly financial statements for 2017. Additionally, the company paid Cherry Bekaert, LLP $61,300 for tax services.

In 2017, the Company formed an Audit Committee and the Audit Committee by its Charter shall pre-approve all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered by Cherry Bekaert, LLP beginning with the Form 10-Q filing for the third quarter of 2017. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2018 and December 31, 2017 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2018.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2018	$225.0	$21.7	$—	$—	$246.7
2017	$431.2	$61.3	$—	$—	$492.5

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.
4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24 10.25 10.26	(26) (26) (27)

Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27	(29)	2017 Incentive Stock Plan

10.28	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Ipsidy Inc.

Date: March 8, 2019	By: /s/Philip Beck
Name: Philip Beck
Title: Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date: March 8, 2019	By: /s/Stuart Stoller
Name: Stuart Stoller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 8, 2019 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Philip Beck	Chairman of the Board of Directors, Chief Executive Officer, and President
Philip Beck	(Principal Executive Officer)

/s/ Thomas R. Szoke	Chief Technology Officer and Director
Thomas R. Szoke

/s/Theodore Stern	Director
Theodore Stern

/s/Stuart Stoller	CFO
Stuart Stoller	(Principal Financial and Accounting Officer)

/s/ Herb Selzer	Director
Herb Selzer

/s/ Ricky Solomon	Director
Ricky Solomon

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ipsidy, Inc.

Long Beach, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ipsidy, Inc. (formerly ID Global Solutions Corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $76.4 million, earned revenue of approximately $3.8 million, and incurred a loss from operations of approximately $9.3 million, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fort Lauderdale, Florida

March 8, 2019

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash	$4,972,331	$4,413,822
Accounts receivable, net	130,875	165,929
Current portion of net investment in direct financing lease	58,727	52,790
Inventory, net	133,541	492,030
Other current assets	471,834	218,537
Total current assets	5,767,308	5,343,108

Property and equipment, net	204,000	209,719
Other Assets	1,566,177	1,243,531
Intangible Assets, net	3,310,184	2,878,080
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	560,036	618,763
Total assets	$18,143,748	$17,029,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,347,226	$1,447,185
Capital lease obligation, current portion	30,898	27,420
Deferred revenue	236,270	122,511
Total current liabilities	1,614,394	1,597,116

Long-term liabilities:
Notes payable, net	1,853,648	2,375,720
Capital lease obligation, net of current portion	84,610	115,509
Total liabilities	3,552,652	4,088,345

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares
authorized; 478,950,996 and 403,311,988 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	47,895	40,331
Additional paid in capital	90,770,682	79,053,339
Accumulated deficit	(76,435,235)	(66,407,622)
Accumulated comprehensive income	207,754	254,851
Total stockholders’ equity	14,591,096	12,940,899
Total liabilities and stockholders’ equity	$18,143,748	$17,029,244

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues:
Products and services	$3,759,635	$2,228,910
Lease income	69,358	74,696
Total revenues, net	3,828,993	2,303,606

Operating Expenses:
Cost of Sales	1,256,853	589,254
General and administrative	11,193,351	13,026,188
Research and development	208,311	222,068
Depreciation and amortization	493,697	475,211
Total operating expenses	13,152,212	14,312,721

Loss from operations	(9,323,219)	(12,009,115)

Other Income (Expense):
Loss on derivative liability	—	(452,146)
Gain on extinguishment of note payable	—	2,802,234
Loss on modification of derivatives	—	(319,770)
Loss on modification of warrants	—	(158,327)
Loss on settlement of notes payable	—	(5,978,643)
Interest expense, net	(757,801)	(1,337,081)
Other income, net	83,649	—
Other expense, net	(674,152)	(5,443,733)

Loss before income taxes	(9,997,371)	(17,452,848)

Income Taxes	(30,242)	(28,781)

Net loss	$(10,027,613)	$(17,481,629)

Net loss per share - Basic	$(0.02)	$(0.05)

Net loss per share - Diluted	$(0.02)	$(0.05)

Weighted Average Shares Outstanding - Basic	429,852,594	338,485,301

Weighted Average Shares Outstanding - Diluted	429,852,594	338,485,301

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017

Net Loss	$(10,027,613)	$(17,481,629)
Foreign currency translation loss	(47,907)	(53,760)
Comprehensive loss	$(10,075,520)	$(17,535,389)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2016	234,704,655	$23,470	$35,341,669	$(48,925,993)	$308,611	$(13,252,243)
Reclassification of derivatives removal of price protection in warrants	—	—	7,614,974	—	—	7,614,974
Issuance of common stock upon conversion of debt and related interest	84,822,006	8,482	21,601,191	—	—	21,609,673
Stock-based compensation	—	—	5,650,072	—	—	5,650,072
Common stock issued for services	593,557	60	140,091	—	—	140,151
Common stock issued with note payable	4,500,000	450	841,277	—	—	841,727
Common stock issued for debt issuance costs	1,200,000	120	224,340	—	—	224,460
Common stock issued for cash	58,463,770	5,846	8,994,444	—	—	9,000,290
Cash and common stock issued for equity issuance costs	1,000,000	100	(664,644)	—	—	(664,544)
Common stock returned as part of extinguishment of notes payable	(2,500,000)	(250)	(874,750)	—	—	(875,000)
Common stock issued compensation subject to performance	20,000,000	2,000	—	—	—	2,000
Loss on modification of warrants	—	—	158,327			158,327
Common stock issued upon exercise of warrants	528,000	53	26,347			26,400
Net loss	—	—	—	(17,481,629)	—	(17,481,629)
Foreign currency translation	—	—	—	—	(53,760)	(53,760)
Balances, December 31, 2017	403,311,988	40,331	79,053,339	(66,407,622)	254,851	12,940,899
Issuance of common stock for cash	64,072,001	6,407	8,945,522	—	—	8,951,929
Restricted stock issued for services	5,206,334	521	245,372	—	—	245,893
Common stock issued for services	456,735	46	97,080	—	—	97,126
Stock-based compensation	—	—	2,429,959	—	—	2,429,959
Cashless exercise of common stock warrants	3,498,943	350	(350)	—	—	—
Cashless exercise of common stock options	1,633,443	163	(163)	—	—	—
Common stock issued for loan extension	1,500,000	150	(150)	—	—	—
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(73)	73	—	—	—
Net loss	—	—	—	(10,027,613)	—	(10,027,613)
Foreign currency translation	—	—	—	—	(47,097)	(47,097)
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$(76,435,235)	$207,754	$14,591,096

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,027,613)	$(17,481,629)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	493,697	475,211
Stock-based compensation	2,429,959	5,650,072
Stock issued for services	343,019	140,151
Inventory reserve	348,302	358,300
Amortization of debt discount and debt issuance costs, net	477,928	937,133
Loss on derivative liability	—	452,146
Gain on settlement of notes payable	—	(2,802,234)
Loss on modification of derivatives	—	319,770
Loss on modification of warrants	—	158,327
Loss on conversion of debt	—	5,978,643
Write off of assets	148,627	212,862
Changes in operating assets and liabilities:
Accounts receivable	20,762	(36,963)
Net investment in direct financing lease	52,790	47,452
Other current assets	(265,624)	(52,058)
Inventory	(1,519)	(712,527)
Accounts payable and accrued expenses	(84,512)	90,353
Deferred revenue	113,759	(276,169)
Net cash flows from operating activities	(5,950,425)	(6,541,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,091)	(13,246)
Investment in other assets including work in process	(1,319,932)	(894,435)
Net cash flows from investing activities	(1,379,023)	(907,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock	—	3,000,000
Proceeds from the sale of common stock, net	9,610,793	9,002,290
Proceeds from exercise of common stock warrants		26,400
Payment of debt and equity issuance costs	(658,864)	(750,975)
Principal payments on capital lease obligations	(27,421)	(30,842)
Principal payments on notes payable	(1,000,000)	(59,819)
Net cash flows from financing activities	7,924,508	11,187,054

Effect of foreign currencies exchange on cash	(36,551)	(13,496)

Net change in Cash	558,509	3,724,717
Cash, Beginning of Period	4,413,822	689,105
Cash, End of Period	$4,972,331	$4,413,822

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$173,426	$11,021
Cash paid for income taxes	$17,304	$6,957

Non-cash Investing and Financing Activities:
Issuance of common stock for conversion of debt and related interest	$—	$21,609,673
Issuance of common stock for debt issuance costs	$—	$224,460
Reclassification of derivatives upon removal of price protection in warrants	$—	$7,614,974
Reclassification of software development costs to intangible assets	$679,882	$—
Acquisition of equipment due to a capital lease	$—	$163,407

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

Going Concern

As of December 31, 2018, the Company had an accumulated deficit of approximately $76.4 million. For the year ended December 31, 2018, the Company earned revenue of approximately $3.8 million and incurred a loss from operations of approximately $9.3 million.

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

Revenue Recognition

An entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services.

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

The lease of equipment to customers that meet certain criteria are recognized as a direct financing lease. Direct financing lease arrangements are recognized as revenue over the term of the associated lease based on the effective interest method. As of December 31, 2018 and December 31, 2017, the Company has 78 kiosks financed under direct financing leases. The revenue associated with these arrangements is expected to be recognized through April 2026. The imputed interest rate in the arrangements approximates 10.7%.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2018 and 2017, management determined no allowance for doubtful accounts was required.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at December 31, 2018 and December 31, 2017 consist of cards inventory and kiosks that have not been placed into service. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2018 and December 31, 2017, the Company recorded an inventory valuation allowance of approximately $707,000 and $353,000, respectively, to reflect net realizable value of kiosks that are being held for sale and the Company believes no valuation allowance was necessary regarding the cards inventory.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2018, the Company held approximately $4.2 million in cash not insured by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2018, the Company held approximately $264,000, $235,000, and $24,000 in cash maintained in Colombian, African, and British Banks, respectively.

2018 Revenues and accounts receivable: For the year ended December 31, 2018, 14% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2018, 37%, 37% and 12% of the consolidated revenues were from Cards Plus (Africa), Zimbabwe Election Commission (US provided services), and the Colombian operations, respectively. Revenue for approximately 89% of the Colombian operations were derived from four customers. As of December 31, 2018, accounts receivable related to Cards Plus (Africa) amounted to 46%, 51% the Colombia operations and the balance of 3% was from US operations, respectively.

2017 Revenues and accounts receivable: For the year ended December 31, 2017, 22% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2017, 60% and 17% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 97% of the Colombian operations were derived from three customers. As of December 31, 2017, accounts receivable related to Cards Plus (Africa) amounted to 84% and 16% was from the Colombia operations, respectively.

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

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing and new applications. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2018 and 2017, the balance sheet assets have reached technological feasibility were under further development and have not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and amortized over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the estimated useful lives of the respective assets which is the shorter of the life of the asset or the period during which sales will be generated.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairments for the years ended December 31, 2018 and 2017.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the years ended December 31, 2018 and 2017, the Company wrote-off net assets of approximately $149,000 and $216,000 as the assets were no longer being utilized or developed for commercial purposes and we do not anticipate any future realizable value.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2018 and 2017 because their effect was antidilutive:

	2018	2017
Stock Options	106,253,339	103,208,331
Warrants	46,201,477	48,164,543
Total	152,454,816	151,372,874

Derivative Instruments

The Company accounted for derivatives through the use of a fair value concept whereby all of the Company’s derivative positions are stated at fair value in the accompanying consolidated balance sheets. Due to the potential adjustment in the conversion price associated with certain of the convertible debentures and the potential adjustment in the exercise price of certain of the warrants, the Company determined that certain of the conversion features and warrants are considered derivative liabilities required to be presented at fair value on the accompanying consolidated balance sheet in prior periods with changes in fair value reported in the consolidated statements of operations. As of December 31, 2018 and 2017, the Company does not have any instruments that are considered derivative instruments. See Note 7.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants in accordance with ASC Topic 815- 40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Based on the provisions of ASC 815- 40, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). On January 31, 2017, the Company entered into agreements with the holders of warrants containing down-round features, resulting in the removal of down-round provisions contained in the warrants. Accordingly, as of December 31, 2018 and 2017, the Company had no common stock warrants requiring liability presentation. See Note 7.

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

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s notes payable is $2,000,000, which differs from the carrying value or reported amounts of $1,853,648 at December 31, 2018 because of the debt discounts as discussed in Note 6.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.” The new standard was adopted by the Company on January 1, 2018.

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods is not significant. The following is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through December 31, 2018.

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

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $236,000 and $123,000 as of December 31, 2018 and 2017 for certain revenue that will be earned in future periods. The $123,000 of deferred revenue contract liability as of December 31, 2017 was earned in the year ended December 31, 2018. The deferred revenue relates to the service period of support services for two customers. As of December 31, 2018 majority of the deferred revenue contract liability will be recognized over the next quarter. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

During the year ended December 31, 2018, the Company had revenues from operations in North American, South America and Africa of $1.9 million, $0.5 million and $1.4 million respectively compared to $0.5 million, $0.4 million, $1.4 million respectively in the year ended December 31, 2017.

In 2018, the Company introduced its new identity transaction platform and products as well as its pay for performance plan for both internal and external salesforce, that is based on a percentage of the benefit derived by the Company. For the year ended December 31, 2018, the Company recorded revenues of approximately $5,000 from the new platform.

The requirements under the new standard may impact future revenue and expenses recognition. One impact could be the accounting related to the capitalization and deferral of incremental commission and other costs of obtaining new contracts. We will defer direct and incremental commission as well as costs to obtain a contract and amortize those costs over the term of the related contract. As of December 31, 2018, there was a deferred commission of approximately $5,000 related to future delivery of an identity solutions system and services.

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

As of December 31, 2018, the Company had approximately $15,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services. The $15,000 will be paid in accordance with the terms of the service provider agreements.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. This guidance is effective for the Company on January 1, 2019 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, which will consist primarily of a balance sheet gross up of its operating leases to show equal and offsetting right-of-use assets and lease liabilities. The Company anticipates using the practical expedients that are included in the guidance for existing operating leases which allows a waiver of lease assessment of their respective classification under the new standard. The Company will adopt the requirements of the new standard as new arrangements are executed.

On June 20, 2018, the FASB issued ASU 2018-07,1 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Currently, share-based payment arrangements to nonemployees are accounted for under ASC 718,3 while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company will adopt the requirements of the new rule in the first quarter of 2019 and the Company estimates the impact will be immaterial.

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017

Property and equipment	$238,442	$179,351
Equipment under capital lease (see Note 11)	156,867	156,867
	395,309	336,218
Less Accumulated depreciation	191,309	126,499
Property and equipment, net	$204,000	$209,719

Depreciation expense totaled $64,810 and $82,616 for the years ended December 31, 2018 and 2017, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at December 31, 2018 and 2017:

	2018	2017
Software and development	$1,566,177	$1,139,409
Other	—	104,122
	$1,566,177	$1.243,531

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2018 and 2017:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2016	$1,446,166	$—	$2,000,858	$8,067	$19,200	$3,474,291
Additions	—	—	—	—	9,246	9,246
Write off of assets	—	—	(212,862)	—	—	(212,862)
Amortization	(158,716)	—	(231,062)	(2,817)	—	(392,595)
Carrying Value at December 31, 2017	1,287,450	—	1,556,934	5,250	28,446	2,878,080
Additions	—	959,882	—	—	49,736	1,009,618
Write off of assets	—	—	(148,627)	—	—	(148,627)
Amortization	(158,716)	(50,989)	(216,365)	(2,817)	—	(428,887)
Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184

The following is a summary of intangible assets as of December 31, 2017:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$—	$2,146,561	$14,087	$28,446	$3,776,253
Accumulated amortization	(299,709)	—	(589,627)	(8,837)	—	(898,173)
Carrying Value at December 31, 2017	$1,287,450	$—	$1,556,934	$5,250	$28,446	$2,878,080

The following is a summary of intangible assets as of December 31, 2018:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$959,882	$1,759,809	$14,087	$78,182	$4,399,119
Accumulated amortization	(458,425)	(50,989)	(567,867)	(11,654)	—	(1,088,935)
Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184

The following is the future amortization of intangible assets for the year ended December 31:

2019	$564,987
2020	562,554
2021	562,554
2022	469,220
2023	418,232
Thereafter	732,637
$3,310,184

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2018 and 2017:

	2018	2017
Trade payables	$401,272	$232,842
Accrued interest	401,667	275,000
Accrued payroll and related	260,153	468,012
Other	284,134	471,331
Total	$1,347,226	$1,447,185

NOTE 6 - NOTES PAYABLE, NET

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

See note 7.

The following is a summary of notes payable as of December 31, 2018 and 2017:

	2018	2017

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in the terms of this note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company's reported amounts.	$2,000,000	$3,000,000
Total Principal Outstanding	2,000,000	3,000,000
Unamortized Deferred Discounts	(106,886)	(455,935)
Unamortized Debt Issuance Costs	(39,466)	(168,345)
Notes Payable, net of current maturities	$1,853,648	$2,375,720

The following is a roll-forward of the Company’s notes payable and related discounts for the years ended December 31, 2018 and 2017:

	Principal	Debt Issuance	Debt
	Balance	Costs	Discounts	Total
Balance at December 31, 2016	$6,065,914	$(243,055)	$(165,841)	$5,657,018
New issuances	3,000,000	(310,790)	(841,727)	1,847,483
Payments/conversions	(6,065,914)	—	—	(6,065,914)
Amortization	—	385,500	551,633	937,133
Balance at December 31, 2017	3,000,000	(168,345)	(455,935)	2,375,720
New issuances	—	—	—	—
Payments/Conversions	(1,000,000)	—	—	(1,000,000)
Amortization	—	128,879	349,049	477,928
Balance at December 31, 2018	$2,000,000	$(39,466)	$(106,886)	$1,853,648

Future maturities of notes payable are as follows for the calendar years 2019 and 2020:

2019	$—
2020	2,000,000
$2,000,000

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

A summary of derivative activity for the year ended December 31, 2017 is as follows:

Balance at January 1, 2017	$18,056,631
Modification of derivatives	319,770
Cancellation of warrants previously accounted for as derivative liabilities and elimination of derivative conversion features resulting from conversion of related party debt to equity	(11,213,573)
Change in fair value	452,146
Reclassification of derivatives to equity upon removal of price protection in warrants	(7,614,974)
Balance at December 31, 2017	$—

Certain notes payable, convertible notes payable and related interest were converted into equity in January 2017. Accordingly, the associated derivative liability related to these notes payable, convertible notes payable and related interest is classified as long-term liabilities at December 31, 2018 in accordance with US GAAP.

NOTE 8 – RELATED PARTY TRANSACTIONS

2018 Transactions

On August 9, 2018, the Company prepaid $1,000,000 of principal of the $3,000,000 Senior Unsecured Note dated February 1, 2017 held by the Stern Trust (Mr. Stern is a Company Board of Director) plus the related accrued interest of approximately $158,000. During the year ended December 31, 2018, the Company recorded approximately $284,000 of interest expense under the terms and conditions of the Note. Additionally, the Company and the Stern Trust agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a market value of $420,000 based on trading price.

Purchase of Common Stock

In August 2018, two of the Company’s Directors, Mr. Stern and Mr. Selzer, respectively purchased an additional 6,666,667 and 666,667 shares of common stock of the 2018 offering as described in Note 9.

Other

In connection with the 2018 offering of common stock, the Company incurred fees to Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer. The Network 1 fees and expenses comprise of approximately $659,000 paid in cash and approximately 2,470,000 common stock purchase warrants for five years at a price of $0.165 cents per share. A member of the Company’s Board of Director’s maintains a partnership with a key principal of Network 1.

The Company leases its Corporate headquarters from Bridgeworks LLC, (“Bridgeworks”), a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. Mr. Beck is Chairman, Chief Executive Officer and President of the Company. During 2018, the Company paid Bridgeworks $89,100.

In connection with a Confidential Settlement Agreement and General Release Agreement with Mr. Solomon, a former director and officer, as described below, the Company paid approximately $160,000 during the year ended December 31, 2018. Additionally, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non- exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions. During the year ended December 31, 2018, the Company paid Mr. Solomon a sales commission of approximately $84,000.

2017 Transactions

Amount Due Officer and Director

In November 2016, the Company issued a note payable for $13,609 to one of its officers and a Board of Director. The note was repaid in April 2017.

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

Purchase of Common Stock

In March 2017, Mr. Selzer, a Board of Director, purchased an additional 500,000 shares of common stock and in December 2017, Mr. Stern purchased an additional 2,000,000 shares of common stock in the capital stock offerings as described in Note 9.

Other

In connection with the Company’s ability to secure third-party financing during the year ended December 31, 2017, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $710,000, issued Network 1 2,200,000 shares of common stock and provided 1,153,846 common stock purchase warrants for five years at a price of $0.143 cents per share. A member of the Company’s Board of Directors maintains a partnership with a key principal of Network 1.

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

On September 13, 2017, one of its former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon $8,048.13 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non- exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the year end December 31, 2017, the Company paid Mr. Solomon approximately $54,000.

NOTE 9– STOCKHOLDERS’ EQUITY

On September 28, 2017, the stockholders of the Company approved increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. The Company had 478,950,996 and 403,311,988 shares issued and outstanding as of December 31, 2018 and 2017, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock.

Common Stock

2018 Common Stock Transactions

●	During the year ended 2018, the Company granted approximately 2,456,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. The restricted shares granted to the Board Member for compensation is for the period November 1, 2017 to October 31, 2019. Additionally, during the year ended 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period.

●	The Company also issued 456,735 shares of common stock to a service provider in satisfaction of $97,126 due for services.

●	During the year ended December 31, 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for approximately 3,500,000 shares of common stock of the Company. Additionally, option holders exercised approximately 3,200,000 vested options at an average price of $0.13 cents for approximately 1,600,000 shares of common stock.

●	During the year ended December 31, 2018, the Company cancelled 728,448 shares of common stock in settlement of amounts due from the Multipay acquisition.

●	In August 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors agree to purchase an aggregate of approximately 64,072,000 shares of the Company’s common stock for an aggregate purchase price of approximately $9,611,000. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of approximately $629,000 and issued approximately 2,470,000 common stock purchase warrants valued at approximately $314,000 that are exercisable for a term of five years at an exercise price of $0.165 per share.

2017 Common Stock Transactions

●	As described in Note 6, on January 31, 2017, in connection with the issuance of a $3,000,000 Senior Unsecured Note, an aggregate of 4,500,000 shares of Common Stock was issued to the Stern Trust and the Company issued (Network 1), a registered broker-dealer, 1,200,000 shares of common stock of the Company in conjunction with its services.

●	As described in Note 6 on January 31, 2017, the Company entered into Conversion Agreements with Investors pursuant to which each Investor agreed to convert all amounts of debt accrued and payable to such person including interest under the terms of their respective financing or loan agreement as of January 31, 2017 into shares of Company common stock at $0.10 per share. The Conversion Agreements resulted in the issuance of an approximately of 84,822,000 shares of Company common stock.

●	On March 22, 2017, the Company entered into Subscription Agreements with several accredited investors (the “March 2017 Accredited Investors”) pursuant to which the March 2017 Accredited Investors agreed to purchase an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $4,000,000. The proceeds were received in 2017. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of $240,000 and issued Network 1 1,000,000 shares of common stock of the Company.

●	Additionally, the Company cancelled certificates for 2,500,000 shares of common stock acquired in conjunction with the purchase of certain debentures.

●	During the year ended December 31, 2017, the Company issued approximately 594,000 shares of common stock as consideration for services. The fair value of the shares, totaling approximately $140,000 was estimated based on the publicly quoted trading price and recorded as expense.

●	On December 18, 2017, the Company entered into Subscription Agreements with accredited investors (the “December 2017 Accredited Investors”) pursuant to which the December 2017 Accredited Investors agreed to purchase an aggregate of approximately 38,464,000 shares of the Company’s common stock for an aggregate purchase price of $5,000,000. In connection with this private offering, the Company agreed to pay Network 1, a registered broker-dealer, a cash fee of $350,000 and issue common stock purchase warrants valued at $181,154 to acquire 1,153,846 shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.143 per share.

●	During the year ended December 31, 2017, the Company granted 15,000,000 shares of restricted stock to two executive offers which will vest upon achieving certain performance criteria.

The criteria for the 2018 and 2017 performance based restricted stock have not been met as of December 31, 2018

Warrants

●	During the year ended 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for shares of common stock of the Company.

●	During the year ended December 31, 2017, the Company issued 1,153,846 warrants in connection with the issuance of approximately 38,461,500 shares of common stock at an exercise price of $.143 per share for a period of five years.

●	During the year ended December 31, 2017, an investor exercised 528,000 warrants at $0.05 cents for an aggregate price of $26,400 in exchange for shares of common stock of the Company.

●	On February 22, 2017, the Company entered the “February 22, 2017 Agreement”) with a holder of certain debentures that represented final and full payment of all amounts owed under these debentures which included debt with a face value of $300,000, accrued interest of approximately $31,000, and cancellation of 3,600,000 warrants. See Note 6.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at January 1, 2017	51,138,697	$0.11	2.8 Years
Granted	1,153,846	$0.14	5.0 Years
Exercised/Cancelled	(4,128,000)	$0.08
Outstanding at December 31, 2017	48,164,543	$0.11	2.9 Years
Granted	2,470,267	$0.14	5.0 Years
Exercised/Cancelled	(4,333,333)	$0.05	—
Outstanding at December 31, 2018	46,201,477	$0.08	1.9 Years

Stock Options

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2018.

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

The Company has also granted equity awards that have not been approved by security holders.

2018 Stock Option Issuances

●	During the year ended December 31, 2018, the Company granted options to acquire 6,220,000 shares of common stock to ten employees and one non-employee of which 970,000 are exercisable at an average price of $0.12, 3,250,000 options are exercisable at an average price of $0.22 per share, and 2,000,000 are exercisable at $0.25 per share. The options have a term of ten years, were granted at fair market value at the date of grant .and vest over three years. The grant date fair value of the options totaled approximately $962,000, which will be charged to expense over the three-year vesting term of which approximately $231,000 was related to non-employees.

2017 Stock Option Issuances

●	In connection with the engagement of the CEO and Chief Financial Officer (“CFO”) on January 31, 2017, the Company granted the CEO and CFO stock options to acquire 15,000,000 shares and 5,000,000 shares of common stock of the Company respectively at an exercise price of $0.10 per share for a period of ten years. Further, the Company has entered into Restricted Stock Purchase Agreements with the CEO and CFO in which they were provided 15,000,000 shares and 5,000,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving a performance threshold which has not been achieved at December 31, 2018.

●	Additionally, the Company granted two employee stock options to acquire 1,250,000 shares of common stock at an exercise price representing fair value at the time of grant.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2018 and 2017 using the Black Scholes Method and the following assumptions:

	2018	2017
Expected Volatility	79.0% to 93.0%	79.0% to 93.0%
Expected Term	2.5 – 5.9 Years	2.5 – 5.9 Years
Risk Free Rate	2.42% – 3.00%	1.16% to 1.49%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2018 and 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as of January 1, 2017	86,925,000	$0.21	8.7	$7,698,650
Granted	21,250,000	$0.11	10.0	$7,475,000
Forfeited	(4,966,669)	$0.08	—	$—
Outstanding as of December 31, 2017	103,208,331	$0.19	9.5	$10,023,400
Granted	6,220,000	$0.22	10.0	$2,868,750
Exercised	(3,174,992)	$0.13	—	$—
Outstanding as of December 31, 2018	106,253,339	$0.20	8.3	$11,457,291
Exercisable as of December 31, 2018	92,925,694	$0.20	7.4	$3,316,208

The following table summarizes stock option information as of December 31, 2018:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable
$0.0001	3,500,000	6.8	3,500,000
$0.05	32,783,339	7.6	28,314,583
$0.1	27,200,000	7.8	24,977,778
$0.12	970,000	9.8	—
$0.13	250,000	8.8	83,333
$0.15	2,800,000	6.9	2,800,000
$0.22	2,750,000	9.0	750,000
$0.25	2,500,000	8.9	500,000
$0.26	500,000	9.3	—
$0.29	1,000,000	8.3	—
$0.4	1,000,000	7.2	1,000,000
$0.45	31,000,000	6.9	31,000,000
		7.4
	106,253,339		92,925,694

As of December 31, 2018, there was approximately $1,138,000 and $183,000 of unrecognized compensation costs related to employee stock options and non-employee stock options, respectively, outstanding which will be recognized in 2019 through 2021. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2018 and 2017 was approximately $2,430.000 and $5,651,000, respectively.

The criteria for the 2018 and 2017 performance based restricted stock have not been met as of December 31, 2018.

NOTE 10 – DIRECT FINANCING LEASE

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

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the years ended December 31, 2018 and 2017 of approximately $69,400 and $74,700, respectively.

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

Year Ending December 31,
2019	$122,148
2020	122,148
2021	122,148
2022	122,148
2023	122,148
Thereafter	285,012
895,752
Less deferred revenue	(276,989)
Net investment in lease	$618,763

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of December 31, 2018 is $58,934. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of December 31, 2018. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payment related to this capital lease are as follow for the calendar years ending from 2019-2022.

2019	$43,096
2020	43,096
2021	43,096
2022	10,774
Total minimum lease payments	140,062

Less: Amount representing interest	(24,554)

Present value of minimum lease payments	$115,508

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2018 and 2017.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2018 and 2017, are as follows:

	2018	2017
United States	$(8,775,452)	$(15,488,668)
Outside United States	(1,221,919)	(1,964,180)
Loss before income taxes	$(9,997,371)	$(17,452,848)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2018 and 2017:

	2018	2017
US Federal Statutory Tax Rate	21.00%	34.00%
State taxes	4.35%	3.63%
Permanent items	—	(5.94%)
Amortization of Discount - APIC	—	2.04%
NOL True-Ups	(2.48%)	(2.78%)
Change in tax rates	—	(23.88%)
Change in valuation allowance	(27.82%)	(7.07%)

	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Deferred Tax Assets
Net Operating Loss	$5,981,004	$4,305,729
Stock Options	5,890,565	5,276,885
Charitable Contributions	1,267	1,267
Basis Difference in Intangible Assets	99,296	39,125
Basis Difference Fixed Assets	5,096	—
Accrued Payroll	42,939	97,127
Valuation Allowance	(11,983,078)	(9,559,975)
Total Deferred Tax Asset	37,089	160,158

Debt Discounts	(27,086)	(115,553)
Debt Issuance Costs	(10,003)	(42,667)
Basis Difference Fixed Assets	—	(1,938)
Total Deferred Tax Liability	(37,089)	(160,158)

Net Deferred Tax Asset	$—	$—

As of December 31, 2011, the Company has available federal net operating loss carry forward of $19.9 million and state net operating loss carry forwards of $19.9 million, the most significant of which expire from 2020 until 2037. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2018 the Company had a valuation allowance totaling $12.0 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law included significant changes to the US Corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of US international taxation from a worldwide tax system to a territorial tax system. As the Company is not currently a taxpayer due to ongoing operating losses, the impact on the financial statements is not material. We have reflected the lower rates in the calculation above in the December 31, 2018 information.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Executive Compensation

As of December 31, 2018, the Company had employment agreements with certain key members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors.

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

Operating Leases

The Company leases approximately 2,100 square feet of office space in Plantation, Monthly is ill approximate $2,700 per month with a 3% increase on each annual anniversary. The company will be responsible for their respective share of building expenses. The lease extends to August 2020.

Additionally, the Company leased office spaces in Long Beach, New York at a monthly rent of $7,425. The lease can be terminated on 30 day’s notice.

In October 2018, the Company a sublease entered into an office lease in Alpharetta, Ga. for approximately $3,800 per month through March 31, 2020 or through the termination of the master lease.

In addition, the Company is party to operating leases for its office location and warehouse in Colombia. In April 2017, MultiPay S.A.S. entered into a new office lease beginning April 22, 2017 for two years. The new lease cost is approximately $9,000 per month with an inflation adjustment after one year. The lease was extended for one additional year. Furthermore, the Company leases an apartment at approximately $1,700 a month

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

Rent expense for the years ended December 31, 2018 and 2017 was approximately $381,000 and $360,000 respectively.

The following is a schedule, by years, of the future minimum lease payments required under non-convertible operating leases as of December 31, 2018.

2019	$217,000
2020	133,000
2021	96,000
2022	49,000
Total	$495,000

The Company has entered an agreement with a facial recognition software company for the grant of a perpetual license for commercial use (unless terminated for breach by either party). The initial payment under the license of $120,000 was paid in 2018 with two additional installments due on the first and second anniversary of the Effective Date of the arrangement amounting to $80,000 and $40,000, respectively. Additionally, the Company has an agreement with an identity consulting organization to provide services through September 30, 2019 at a rate of $15,000 per month.

NOTE 14 – SEGMENT INFORMATION

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $7.4 million, $.8 million and $2.1 million respectively of which $4.9 million, $.2 million and $1.6 million related to goodwill as of December 31, 2018.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2018	2017
Net Revenues:
North America	$1,941,866	$518,023
South America	476,234	394,320
Africa	1,410,893	1,391,263
	3,828,993	2,303,606

Identity Management	3,352,759	1,909,286
Payment Processing	476,234	394,320
	3,828,993	2,303,606

Loss From Operations
North America	(1,959,125)	(2,672,161)
South America	(6,540,029)	(8,300,967)
Africa	(824,065)	(1,035,987)
	(9,323,219)	(12,009,115)

Identity Management	(2,783,190)	(3,708,148)
Payment Processing	(6,540,029)	(8,300,967)
	(9,323,219)	(12,009,115)

Gain (loss) on derivative liability	—	(4,106,652)
Interest Expense	(757,801)	(1,337,081)
Other income/(expense)	83,649	0

Loss before income taxes	(9,997,371)	(17,452,848)

Income tax expense	(30,242)	(28,781)

Net loss	$(10,027,613)	$(17,481,629)