Form 10-Q
period 2019-03-31
Ipsidy Inc.
filed 2019-05-07
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

670 Long Beach Boulevard

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, par value $0.0001	478,950,996 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues/positive cash flow and history of losses,
●	our ability to continue as a going concern,
●	our ability to raise additional working capital as necessary,
●	our ability to satisfy our obligations as they become due,
●	the failure to successfully commercialize our product or sustain market acceptance,
●	the reliance on third party agreements and relationships for development of our business,
●	our operations in foreign markets.
●	the control exercised by our management,
●	the impact of government regulation on our business,
●	our ability to effectively compete,
●	the possible inability to effectively protect our intellectual property,
●	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy Inc.,” the “Company,” “we,” “our,” “us,” and similar terms refer to Ipsidy Inc., a Delaware corporation and its subsidiaries.

The information which appears on our website www.ipsidy.com is not part of this report.

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,920,895	$4,972,331
Accounts receivable, net	677,826	130,875
Current portion of net investment in direct financing lease	60,313	58,727
Inventory	165,352	133,541
Other current assets	524,217	471,834
Total current assets	4,348,603	5,767,308

Property and Equipment, net	216,780	204,000
Other Assets	2,127,999	1,566,177
Intangible Assets, net	3,169,734	3,310,184
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	544,350	560,036
Total assets	$17,143,509	$18,143,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,562,928	$1,302,226
Finance lease obligation, current portion	31,834	30,898
Notes payable, current portion	4,926	—
Deferred revenue	551,894	236,270
Total current liabilities	2,151,582	1,569,394

Notes payable, net of discounts and current portion	1,892,673	1,853,648
Finance lease obligation, net of current portion	76,292	84,610
Other liabilities	254,998	45,000
Total liabilities	4,375,545	3,552,652

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 478,950,996 shares issued and outstanding	47,895	47,895
Additional paid in capital	91,186,061	90,770,682
Accumulated deficit	(78,697,974)	(76,435,235)
Accumulated comprehensive income	231,982	207,754
Total stockholders’ equity	12,767,964	14,591,096
Total liabilities and stockholders’ equity	$17,143,509	$18,143,748

 See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Products and services	$723,941	$507,927
Lease income	16,437	17,862
Total revenues, net	740,378	525,789

Operating Expenses:
Cost of Sales	176,463	120,248
General and administrative	2,567,135	2,798,699
Research and development	4,366	5,361
Depreciation and amortization	160,788	110,676
Total operating expenses	2,908,752	3,034,984

Loss from operations	(2,168,374)	(2,509,195)

Other Income (Expense):
Other Income (Expense):	6,226	—
Interest expense, net	(86,890)	(239,169)
Other expense, net	(80,664)	(239,169)

Loss before income taxes	(2,249,038)	(2,748,364)

Income Taxes	(13,701)	(4,561)

Net loss	$(2,262,739)	$(2,752,925)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	478,950,996	404,254,263

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Loss	$(2,262,739)	$(2,752,925)
Foreign currency translation gain	24,228	26,289
Comprehensive loss	$(2,238,511)	$(2,726,636)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Three Months Ended March 31, 2019
Balances, December 31, 2018	478,950,996	47,895	90,770,682	(76,435,235)	207,754	14,591,096
Stock-based compensation	—	—	415,379	—	—	415,379
Net loss	—	—	—	(2,262,739)	—	(2,262,739)
Foreign currency translation	—	—	—	—	24,228	24,228
Balances, March 31, 2019	478,950,996	$47,895	$91,186,061	$(78,697,974)	$231,982	$12,769,964

Three Months Ended March 31, 2018
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	254,851	12,940,899
Stock-based compensation	720,000	72	738,140	—	—	738,212
Exercise of common stock warrants	1,676,240	168	(168)	—	—	—
Net loss	—	—	—	(2,752,925)	—	(2,752,925)
Foreign currency translation	—	—	—	—	26,289	26,289
Balances, March 31, 2018	405,708,228	$40,571	$79,791,311	$(69,160,547)	$281,140	$10,952,475

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,262,739)	$(2,752,925)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	160,788	110,676
Stock-based compensation	415,379	738,212
Amortization of debt discounts and issuance costs	27,441	144,065
Changes in operating assets and liabilities:
Accounts receivable	(557,737)	(514,722)
Net investment in direct financing lease	14,100	12,675
Other current assets	213,842	(169,973)
Inventory	(42,424)	(196,655)
Accounts payable and accrued expenses	(28,964)	380,899
Deferred revenue	315,624	416,301
Net cash flows from operating activities	(1,744,690)	(1,831,447)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,900)	(10,474)
Investment in other assets	(315,282)	(182,140)
Net cash flows from investing activities	(330,182)	(192,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on finance lease obligation	(7,381)	(6,551)
Net cash flows from financing activities	(7,381)	(6,551)

Effect of Foreign Currencies	30,817	29,153

Net Change in Cash	(2,051,436)	(2,001,459)
Cash, Beginning of the Period	4,972,331	4,413,822
Cash, End of the Period	$2,920,895	$2,412,363

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,392	$4,223
Cash paid for income taxes	$13,701	$4,561

Non-cash Investing and Financing Activities:
Purchase of vehicle with note payable	$16,510	$—
Recognition of lease right to use assets and liabilities	$514,473	$—

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries Innovation in Motion, Inc., MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and Cards Plus Pty Ltd. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of March 31, 2019, the Company had an accumulated deficit of approximately $78.7 million. For the three months ended March 31, 2019, the Company earned revenue of approximately $0.7 million and incurred a loss from operations of approximately $2.2 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2018 and 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses and accumulated deficit.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018 because their effect was antidilutive:

Security	2019	2018
Stock Options	106,253,339	107,958,331
Warrants	46,201,477	45,964,543
Total	152,454,816	153,922,874

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or net realizable value. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at March 31, 2019 and December 31, 2018 consist of kiosks that were not placed into service and are held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of March 31, 2019 and December 31, 2018, the Company recorded an inventory valuation allowance of approximately $589,000 and $707,000, respectively, to reflect net realizable value of the kiosks that are being held for sale and the Company believes no valuation allowance was necessary regarding the cards inventory.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow Ipsidy to run off existing leases, as initially classified as operating or financing and classify new leases after implementation under the new standard as the business evolves.

The practical expedients elected by the Company in transition permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Furthermore, we will elect the short-term lease recognition exemption for leases with a term of 12 or less months which are not reasonably certain of exercising any available renewal options that would extend past 12 months. Additionally, we will continue to account for the executory costs of the direct financing lease as previously concluded and the initial direct costs were not considered significant.

The Company has operating leases principally for offices and some of the leases have renewal options. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

We adopted Topic 842 using a modified retrospective approach for all existing leases at January 1, 2019. The adoption of Topic 842 impacted our balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, upon adoption, leases that were classified as operating leases under the previous guidance were classified as operating leases under Topic 842. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $514,000 to operating lease right-of-use assets (“ROU”) and the related lease liability. See Note 12 for further information with respect to leases.

See the subsequent Notes 7, 10, 11 and 12 to Notes to Condensed Consolidated Financial Statements for Additional Information.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard.” The new standard was adopted by the Company in the year beginning January 1, 2018.

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods was not significant. Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through March 31, 2019.

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

Identity Solutions – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $531,000 and $236,000 as of March 31, 2019 and December 31, 2018 for certain revenue that will be earned in future periods. The majority of the $236,000 of deferred revenue contract liability as of December 31, 2018 was earned in the three months ended March 31, 2019. We anticipate that approximately $400,000 of the deferred revenue contract liability as of March 31, 2019 will be earned in the year ended December 31, 2019.

In 2018, the Company introduced a pay for performance plan for internal and external sales force, which is based on a percentage of revenues received by the Company. In the three months ended March 31, 2019 and March 31, 2019, no commissions were earned. We will defer and amortize any direct and incremental commission as well as costs to obtain a contract over the term of the related contracts. As of March 31, 2019 and December 31, 2018, there were no deferred commission.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new identity services could include multiple performance obligations. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the new standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service. A more complete analysis of the impact of the standard on these contracts will be performed at the period of time when services are expected to commence and the conclusions reached by management may be different from those described above. For the quarter ended March 31, 2019, no revenues were recognized or required to be recognized under this practical expedient.

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

Contract cost assets are amortized using the straight-line method over the expected period of benefit beginning at the time revenue begins to be realized. The amortization of contract fulfillment cost assets associated with facilitating transactions are recorded as cost of services in the Company’s Consolidated Statements of Operations. The amortization of contract acquisition cost assets associated with sales commissions that qualify for capitalization are recorded as selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

As of March 31, 2019, and December 31, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $5,000 and $11,000, respectively which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation will be met over the next two years and the costs will be expensed as the associated revenue is recognized as the Company performances its obligations.

As of March 31, 2019, and December 31, 2018, the Company had approximately $15,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services. The $15,000 will be paid in accordance with the terms of the service provider agreements.

Share Based Payments

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

The Company has determined on the date of adoption that the impact of the new standard is not significant.

Beginning in 2019, the Company in accordance with the requirements of the new standard will expense the fair value of the existing non-employee share-based payments over their vesting period using the fair value determined on the date of adoption. See note 9 of the notes to condensed consolidated financial statements as employee and non-employee share-based payments are presented.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018
Computers and equipment	$269,852	$238,442
Furniture and fixtures	156,867	156,867
	426,719	$395,309
Less Accumulated depreciation	209,939	191,309
Property and equipment, net	$216,780	$204,000

Depreciation expense totaled $18,630 and $17,267 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service and the operating lease ROU assets. The balances as of March 31, 2019 and December 31, 2018 are:

	2019	2018
Software and development	$1,919,688	$1,566,177
Operating Lease ROU assets, net	208,311	—
	$2,127,999	$1,566,177

NOTE 4 – Intangible Assets, Net (Other than Goodwill)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184
Additions					597	597
Amortization	(39,679)	(57,327)	(43,432)	(609)	—	(141,047)
Carrying Value at March 31, 2019	$1,089,055	$851,566	$1,148,510	$1,824	$78,779	$3,169,734

The following is a summary of intangible assets as of March 31, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total
Cost	$1,587,159	$959,882	$1,759,809	$14,087	$78,779	$4,399,716
Accumulated amortization	(498,104)	(108,316)	(611,299)	(12,263)	—	(1,229,982)
Carrying Value at March 31, 2019	$1,089,055	$851,566	$1,148,510	$1,824	$78,779	$3,169,734

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2019	$423,939
2020	562,554
2021	562,554
2022	469,220
2023	418,232
Thereafter	733,235
$3,169,734

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018:

	2019	2018

Trade payables	$330,963	$401,272
Accrued interest	460,334	401,667
Accrued payroll and related obligations	236,688	260,153
Operating lease liabilities	267,960	—
Other accrued expenses	266,983	239,134
	$1,562,928	$1,302,226

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of March 31, 2019 and December 31, 2018:	March 31, 2019	December 31, 2018

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in terms of the Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts. See below	$2,000,000	$2,000,000
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	16,510	—
Total Principal Outstanding	$2,016,510	$2,000,000
Unamortized Deferred Debt	(86,845)	(106,886)
Unamortized Deferred Debt Issuance Costs	(32,066)	(39,466)
Notes Payable, Net	$1,897,599	$1,853,648
Notes Payable, current portion	$4,926	$—
Notes Payable, Net of discounts and current portion	1,892,673	1,853,648
	$1,897,599	$1,853,648

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended March 31, 2019:

	Principal Balance:	Debt Issuance Costs:	Debt Discounts:	Total:
Balance at December 31, 2018	$2,000,000	$(39,466)	$(106,886)	$1,853,648
Additions	16,510	—	—	16,510
Amortization	—	7,400	20,041	27,441
Balance at March 31, 2019	$2,016,510	$(32,066)	$(86,845)	$1,897,599

Future maturities of notes payable are as follows as of March 31, 2019:

April 1, 2019 – March 31, 2020	$4,926
April 1, 2020 – March 31, 2021	2,005,485
April 1, 2021 – March 31, 2022	6,099
$2,016,510

NOTE 7 – OTHER LIABILITIES

Other liabilities consisted of the following as of March 31, 2091 and December 31, 2018:

	2019	2018

Operating lease liabilities	$209,998	$—
Other	45,000	45,000
	$254,998	$45,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable

During the quarter ended March 31, 2019, the Company recorded approximately $59,000 of interest expense under the terms and conditions of the Note (see Note 6) that is due to the Theodore Stern Revocable Trust, whose trustee Mr. Stern is a member of the Company’s Board of Directors.

Other

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $7,425. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO and his family. During the three months ended March 31, 2019 and March 31, 2018, the Company paid $22,275 and $22,775, respectively.

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

There was no common stock activity during the three months ended March 31, 2019.

Warrants

The was no warrant activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2018	46,201,477	$0.08	1.9 Years

Outstanding at March 31, 2019	46,201,477	$0.08	1.6 Years

Stock Options

The Company did not grant any stock options in the first three months of 2019. During the year ended December 31, 2018, the Company determined the grant date fair value of the options granted using the Black Scholes Method. The following assumptions were used in the year ended December 31, 2018:

Expected Volatility – 79-93%

Expected Term – 2.5 – 5.9 Years

Risk Free Rate – 2.4 – 3.0%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended March 31, 2019 is summarized as follows:

		Weighted Average	Weighted Average
		Exercise	Contractual	Aggregate
	Number of Shares	Price	Term (Yrs.)	Intrinsic Value
Outstanding as of December 31, 2018	106,253,339	$0.20	7.4	$1,989,163
Granted	—	—
Forfeitures	—	—
Outstanding as of March 31, 2019	106,253,339	0.20	7.1	$1,989,163
Exercisable as of March 31, 2019	97,165,278	$0.20	7.1	$1,886,038

The following table summarizes stock option information as of March 31, 2019:

		Weighted Average
		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable

$0.00001	3,500,000	6.5	3,500,000
0.05	32,783,339	7.3	30,720,833
0.10	27,200,000	7.5	25,811,111
0.12	970,000	9.5	—
0.13	250,000	8.6	83,333
0.15	2,800,000	6.6	2,800,000
0.22	2,750,000	8.8	750,000
0.25	2,500,000	8.6	1,166,667
0.26	500,000	9.1	—
0.29	1,000,000	8.0	333,334
0.40	1,000,000	6.9	1,000,000
0.45	31,000,000	6.6	31,000,000

	106,253,339	7.1	97,165,278

During the three months ended March 31, 2019, the Company recognized approximately $349,000 of stock-based compensation expense related to options of which non-employees expense was approximately $75,000. As of March 31, 2019, there was approximately $1,049,000 of unrecognized compensation costs related to stock options outstanding of which approximately $184,000 was related to non-employees and will be expensed through 2022.

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

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended March 31, 2019 of approximately $16,000.

The equipment is subject to direct lease valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received was approximately $1,422,000 before executory cost. Unearned income recorded at the inception of this lease was approximately $474,000 and will be recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows:

Remainder 2019	$91,611
2020	122,148
2021	122,148
2022	122,148
2023	122,148
Thereafter	285,012
Sub-total	865,215
Less deferred revenue	(260,552)
Net investment in lease	$604,663

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of March 31, 2019 is $66,970. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of March 31, 2019. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year Ending

Remainder of 2019	$32,322
2020	43,096
2021	43,096
2022	10,774
Total minimum lease payments	129,288
Less: Amount representing interest	(21,162)
Present value of minimum lease payments	$108,126

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Leases

For the three months ended March 31, 2019, lease expense was approximately $127,000 inclusive of short-term leases.

The lease related balances included in the Consolidated Balance Sheet as of March 31, 2019 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$266,225

Operating lease ROU assets – included in Other Assets	$208,311

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$267,960

Long-term portion of ROU liabilities – included in Other liabilities	209,998

Total operating lease liabilities	$477,958

The weighted average lease term is 1.8 years and weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2019:

Remainder of 2019	$235,467
2020	183,519
2021	92,391
2022	46,196
Total operating lease payments	557,573
Less: Imputed interest	(79,615)
Total operating lease liabilities	$477,958

The Company leases approximately 2,100 square feet of office space in Plantation, Florida. Monthly rental is approximately $2,700 per month with a 3% increase on each annual anniversary. The Company will be responsible for their respective share of building expenses. The lease term is through August 2020.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $7,425. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO and his family.

In October 2018, the Company a entered into an office lease in Alpharetta, Ga. for approximately $3,800 per month through March 31, 2020 or through the termination of the master lease.

The Company lease an office location and warehouse in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017 for two years. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease is automatically extended for one additional year unless written notice to the contrary is provided at least six months in advance. Furthermore, the Company leases an apartment at approximately $2,000 a month for one of the management team.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

NOTE 13 – SEGMENT INFORMATION

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $7.3 million, $0.7 million and $2.2 million, respectively, of which $4.9 million, $0.1 million and $1.7 million related to goodwill as of March 31, 2019.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Revenues:
North America	$227,041	$117,308
South America	125,328	79,088
Africa	388,009	329,393
	740,378	525,789

Identity Management	615,050	446,701
Payment Processing	125,328	79,088
	740,378	525,789

Loss From Operations
North America	(737,962)	(1,047,886)
South America	(1,256,952)	(1,329,590)
Africa	(173,460)	(131,719)
	(2,168,374)	(2,509,195)

Identity Management	(911,422)	(1,179,605)
Payment Processing	(1,256,952)	(1,329,590)
	(2,168,374)	(2,509,195)

Interest Expense	(86,890)	(239,169)
Other income/(expense)	6,226	—

Loss before income taxes	(2,249,038)	(2,748,364)

Income tax expense	(13,701)	(4,561)

Net loss	$(2,262,739)	$(2,752,925)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of March 31, 2019, the Company had an accumulated deficit of approximately $78.7 million. For the three months ended March 31, 2019 the Company earned revenue of approximately $0.7 million and incurred a loss from operations of approximately $2.2 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2018 and 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQX U.S. Market under the trading symbol “IDTY”. Our corporate headquarters is located at 670 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q

Adjusted EBITDA

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

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we will continue to use Adjusted EBITDA in connection with our executive performance-based compensation in 2019.

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

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended
	March 31, 2019	March 31, 2018

Net loss	$(2,262,739)	$(2,752,925)

Add Back:

Interest Expense	86,890	239,169
Depreciation and amortization	160,788	110,676
Other	(6,226)	—
Taxes	13,701	4,561
Stock compensation	415,379	738,212

Adjusted EBITDA (Non-GAAP)	$(1,592,207)	$(1,660,307)

Adjusted EBITDA loss for the quarter ended March 31, 2019 decreased approximately $0.1 million due to higher revenue offset by an increased investment in salary and technology expense as the Company expanded its infrastructure to support future operations.

Three Months Ended March 31, 2019 and March 31, 2018

Revenues, net

During the three months ended March 31, 2019, the Company had revenues of approximately $0.7 million compared to $0.5 million in the three months ended March 31, 2018. There were increases across each region as a result of the introduction of new products and certain election services.

Cost of sales

During the three months ended March 31, 2019, cost of sales was higher than the cost of sales in the three months ended March 31, 2018 principally due to increased revenue at Cards Plus.

Operating Expenses

During the three-month period ended March 31, 2019 compared to March 31, 2018, general and administrative expense decreased by approximately $0.3 million principally due to lower stock compensation charges.

Depreciation and amortization expense increased in three months in the three months ended March 31, 2019 compared to March 31, 2018 due to increased amortization expenses associated with the new platform and services being offered as well as the required change in accounting for lease accounting under the new standard.

Other Income (Expense)

Interest expense

Interest expense decreased in the three months ended March 31, 2019 principally due to a lower level of debt discount and debt amortization expense compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2019, the Company had approximately $2.9 million of cash and had $2.2 million of net working capital.

Cash used in operating activities was approximately $1.7 million and $1.8 million in the three months ended March 31, 2019 and March 31, 2018, respectively.

We expect the revenue in the second quarter of 2019 revenue will be less than the second quarter of 2018 as we delivered and earned election services revenues in the second quarter of 2018. However, we are pursuing additional sources of revenue from the implementation of new platform services being offered.

We did not raise funds in the first quarter of 2019 but we intend to raise capital in the second quarter of 2019. The amount required will be dependent on current operations, future investment and the execution of our business plan. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at market pricing, or at all. Our failure to obtain financing would have a material adverse effect on the organization.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the quarter ended March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019 and, in the year end reporting ending December 31, 2018, the Company continues to improve its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

-	The Company has adequate financial reporting monitoring activities to mitigate the risk of management override and performs a review of results and reporting from its entities located outside the United States.
-	The Company has reduced its reliance on outside consultants to review its financial statements as well as monitor new accounting principles to ensure compliance with GAAP and SEC disclosure requirements.
-	The Company has a General Counsel but will continue to use external counsel to support the review and edit of its financial statements to ensure compliance with SEC disclosure requirements.
-	The audit committee holds quarterly meetings and meets with the independent audit firm to support the financial reporting process.
-

The Company has taken steps to enhance its internal governance and compliance function. The Company has Board committees and periodic and regular meetings are held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters.

Except as set forth above, there have been no changes in our internal control over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017
4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24 10.25 10.26 10.27*	(26) (26) (27) (29)

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

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.
(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.
(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.
(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 17, 2018.

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

Dated: May 7, 2019