Form 10-Q
period 2019-06-30
Ipsidy Inc.
filed 2019-08-12
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

☒   Yes ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No   ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common Stock, par value $0.0001	518,125,454 shares
Documents incorporated by reference:	None

☐ No

i

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$4,184,220	$4,972,331
Accounts receivable, net	183,958	130,875
Current portion of net investment in direct financing lease	61,942	58,727
Inventory	183,746	133,541
Other current assets	559,904	471,834
Total current assets	5,173,770	5,767,308

Property and equipment, net	191,426	204,000
Other assets	1,912,654	1,566,177
Intangible assets, net	3,798,597	3,310,184
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	528,240	560,036
Total assets	$18,340,730	$18,143,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,864,148	$1,302,226
Capital lease obligation, current portion	32,798	30,898
Note payable, current portion	1,913,591	-
Deferred revenue	409,788	236,270
Total current liabilities	4,220,325	1,569,394

Capital lease obligation, net of current portion	67,723	84,610
Notes payable, net of unamortized discounts and current portion	10,267	1,853,648
Other liabilities	215,163	45,000
Total liabilities	4,513,478	3,552,652

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 518,125,454 and 478,950,996 shares issued and outstanding, respectively	51,812	47,895
Additional paid in capital	94,527,749	90,770,682
Subscription receivable	(100,000)	-
Accumulated deficit	(80,873,765)	(76,435,235)
Accumulated comprehensive income	221,456	207,754
Total stockholders’ equity	13,827,252	14,591,096
Total liabilities and stockholders’ equity	$18,340,730	$18,143,748

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Products and services	$628,905	$1,821,807	$1,352,846	$2,329,734
Lease income	16,056	17,520	32,493	35,382
Total revenues, net	644,961	1,839,327	1,385,339	2,365,116

Operating Expenses:
Cost of sales	189,261	743,709	365,724	863,957
General and administrative	2,367,298	3,256,150	4,934,433	6,055,153
Research and development	6,032	20,330	10,398	25,691
Depreciation and amortization	166,908	113,768	327,696	224,140
Total operating expenses	2,729,499	4,133,957	5,638,251	7,168,941

Loss from operations	(2,084,538)	(2,294,630)	(4,252,912)	(4,803,825)

Other Income (Expense):
Other income	6,271	77,734	12,497	77,734
Interest expense, net	(93,260)	(246,298)	(180,150)	(485,467)
Other expense, net	(86,989)	(168,564)	(167,653)	(407,733)

Loss before income taxes	(2,171,527)	(2,463,194)	(4,420,565)	(5,211,558)

Income Taxes	(4,264)	(9,856)	(17,965)	(14,417)

Net loss	$(2,175,791)	$(2,473,050)	$(4,438,530)	$(5,225,975)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding -
Basic and Diluted	479,787,679	407,490,811	476,369,338	405,872,537

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Loss	$(2,175,791)	$(2,473,050)	$(4,438,530)	$(5,225,975)
Foreign currency translation gain (loss)	(10,526)	(29,018)	13,702	(2,729)
Comprehensive loss	$(2,186,317)	$(2,502,068)	$(4,424,828)	$(5,228,704)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
For the six months ended June 30, 2019	Common Stock		Additional Paid-in	Subscription	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$-	$(76,435,235)	$207,754	$14,591,096
Sale of common stock for cash	38,763,750	3,876	2,928,276	(100,000)	-	-	2,832,152
Common stock issued for services	410,708	41	41,071				41,112
Stock-based compensation		-	787,720	-	-	-	787,720
Net loss	-	-	-	-	(4,438,530)	-	(4,438,530)
Foreign currency translation	-	-	-	-	-	13,702	13,702
Balances, June 30, 2019	518,125,454	$51,812	$94,527,749	$(100,000)	$(80,873,765)	$221,456	$13,827,252

						Accumulated
For the three months ended June 30, 2019	Common Stock		Additional Paid-in	Subscription	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, March 31, 2019	478,950,996	$47,895	$91,186,061	$-	$(78,697,974)	$231,982	$12,767,964
Sale of common stock for cash	38,763,750	3,876	2,928,276	(100,000)	-	-	2,832,152
Common stock issued for services	410,708	41	41,071			-	41,112
Stock-based compensation	-	-	372,341	-		-	372,341
Net loss	-	-	-	-	(2,175,791)	-	(2,175,791)
Foreign currency translation	-	-	-	-	-	(10,526)	(10,526)
Balances, June 30, 2019	518,125,454	$51,812	$94,527,749	$(100,000)	$(80,873,765)	$221,456	$13,827,252

					Accumulated
			Additional		Other
For the six months ended June 30, 2018	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899
Restricted stock issued for services	3,470,000	347	148,124	-	-	148,471
Common stock issued for services	170,240	17	47,650	-	-	47,667
Stock-based compensation	-	-	1,292,900	-	-	1,292,900
Cashless exercise of common stock warrants	3,498,943	350	(350)	-	-	-
Cashless exercise of common stock options	1,122,233	112	(112)	-	-	-
Common stock issued for loan extension	1,500,000	150	(150)	-	-	-
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(73)	73	-	-	-
Net loss	-	-	-	(5,225,975)	-	(5,225,975)
Foreign currency translation	-	-	-	-	(2,729)	(2,729)
Balances, June 30, 2018	412,344,956	$41,234	$80,541,474	$(71,633,597)	$252,122	9,201,233

					Accumulated
			Additional		Other
For the three months ended June 30, 2018	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, March 31, 2018	405,708,228	$40,571	$79,791,311	$(69,160,547)	$281,140	$10,952,475
Restricted stock issued for services	2,750,000	275	148,124	-	-	148,399
Common stock issued for services	170,240	17	47,650	-	-	47,667
Stock-based compensation	-	-	554,760	-	-	554,760
Cashless exercise of common stock warrants	1,822,703	182	(182)	-	-	-
Cashless exercise of common stock options	1,122,233	112	(112)	-	-	-
Common stock issued for loan extension	1,500,000	150	(150)	-	-	-
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(74)	74	-	-	-
Net loss	-	-	-	(2,473,050)	-	(2,473,050)
Foreign currency translation	-	-	-	-	(29,018)	(29,018)
Balances, June 30, 2018	412,344,956	$41,234	$80,541,474	$(71,633,597)	$252,122	$9,201,233

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,438,530)	$(5,225,975)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	327,696	224,140
Stock-based compensation	787,720	1,292,900
Stock issued for services	41,112	196,138
Inventory reserve	-	348,308
Amortization of debt discounts and issuance costs	54,882	323,114
Changes in operating assets and liabilities:
Accounts receivable	(63,869)	(620,817)
Net investment in direct financing lease	28,581	25,692
Other current assets	155,035	(263,165)
Inventory	(60,818)	(41,435)
Accounts payable and accrued expenses	324,076	524,290
Deferred revenue	173,518	535,434
Net cash flows from operating activities	(2,670,597)	(2,681,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,902)	(15,690)
Investment in other assets	(940,068)	(389,767)
Net cash flows from investing activities	(954,970)	(405,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	2,832,152	-
Principal payments on capital lease obligation	(14,987)	(13,301)
Net cash flows from financing activities	2,817,165	(13,301)

Effect of Foreign Currencies	20,291	(1,021)

Net Change in Cash	(788,111)	(3,101,155)
Cash, Beginning of the Period	4,972,331	4,413,822
Cash, End of the Period	$4,184,220	$1,312,667

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,996	$8,247
Cash paid for income taxes	$4,264	$14,417

Non-cash Investing and Financing Activities:
Purchase of vehicle with note payable	$16,510	$-
Recognition of right to use asset and obligation	$514,473	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three or six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries, Innovation in Motion, Inc., MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and Cards Plus Pty Ltd. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of June 30, 2019, the Company had an accumulated deficit of approximately $80.9 million. For the six months ended June 30, 2019, the Company earned revenue of approximately $1.4 million and incurred a loss from operations of approximately $4.3 million.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2019 and 2018 because their effect was antidilutive:

Security	2019	2018
Stock Options	106,600,006	105,950,000
Warrants	47,453,227	43,731,210
Total	154,053,233	149,681,210

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are stated at the lower of cost (using the average method) or net realizable value. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at June 30, 2019 and December 31, 2018 consist of kiosks that were not placed into service and are held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of June 30, 2019 and December 31, 2018, the Company had an inventory valuation allowance of approximately $354,000 and $707,000, respectively, to reflect net realizable value of the kiosks that are being held for sale, and the Company believes no valuation allowance was necessary regarding the cards inventory.

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

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from former accounting to provisions of Topic 842. The package of expedients will effectively allow Ipsidy to run off existing leases, as initially classified as operating or financing, and classify new leases after implementation under the new standard as the business evolves.

The practical expedients elected by the Company in transition permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Furthermore, we have elected the short-term lease recognition exemption for leases with a term of 12 or less months which are not reasonably certain of exercising any available renewal options that would extend past 12 months. Additionally, we will continue to account for the executory costs of the direct financing lease as previously concluded and the initial direct costs were not considered significant.

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

See Notes 7, 10, 11 and 12 to Condensed Consolidated Financial Statements for Additional Information.

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

The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. Based on our assessment, the impact of the new standard on our operations in prior periods was not significant. Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities through June 30, 2019.

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

Identity Solutions – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $410,000 and $236,000 as of June 30, 2019 and December 31, 2018, respectively, for certain revenue that will be earned in future periods. The majority of the $236,000 of deferred revenue contract liability as of December 31, 2018 was earned in the first three months of 2019. We anticipate that approximately $275,000 of the deferred revenue contract liability as of June 30, 2019 will be earned in the year ended December 31, 2019 and the balance in the first three months of 2020.

In 2018, the Company introduced a pay for performance plan for internal and external sales force, which is based on a percentage of revenues received by the Company. In the six months ended June 30, 2019 and June 30, 2018, no commissions were earned. We will defer and amortize any direct and incremental commission as well as costs to obtain a contract over the term of the related contracts. As of June 30, 2019 and December 31, 2018, there were no deferred commissions.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new identity services could include multiple performance obligations. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the new standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service. A more complete analysis of the impact of the standard on these contracts will be performed at the period of time when services are expected to commence, and the conclusions reached by management may be different from those described above. For the quarter ended June 30, 2019, no revenues were recognized or required to be recognized under this practical expedient.

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

As of June 30, 2019, and December 31, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $4,000 and $11,000, respectively, which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation will be met over the next two years and the costs will be expensed as the associated revenue is recognized as the Company performs its obligations.

As of June 30, 2019, and December 31, 2018, the Company had approximately $15,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services. The $15,000 will be paid in accordance with the terms of the service provider agreements.

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

The Company has determined on the date of adoption that the impact of the new standard was not significant.

Beginning in 2019, the Company in accordance with the requirements of the new standard will expense the fair value of the existing non-employee share-based payments over their vesting period using the fair value determined on the date of adoption. See note 9 of the notes to condensed consolidated financial statements where employee and non-employee share-based payments are presented.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018
Computers and equipment	$299,528	$238,442
Furniture and fixtures	156,867	156,867
	456,395	395,309
Less Accumulated depreciation	264,969	191,309
Property and equipment, net	$191,426	$204,000

Depreciation expense totaled $45,203 and $35,191 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service and the operating lease ROU assets. The balances as of June 30, 2019 and December 31, 2018 are:

	2019	2018
Software and development	$1,734,122	$1,566,177
Operating Lease ROU assets, long term	178,532	—
	$1,912,654	$1,566,177

NOTE 4 – Intangible Assets, Net (Other than Goodwill)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184
Additions		764,739			6,167	770,906
Amortization	(79,358)	(114,655)	(87,264)	(1,217)	—	(282,493)
Carrying Value at June 30,2019	$1,049,376	$1,558,977	$1,104,678	$1,216	$84,349	$3,798,597

The following is a summary of intangible assets as of June 30, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total
Cost	$1,587,159	$1,724,621	$1,759,809	$14,087	$84,349	$5,170,025
Accumulated amortization	(537,782)	(165,644)	(655,131)	(12,871)	—	(1,371,428)
Carrying Value at June 30,2019	$1,049,377	$1,558,977	$1,104,678	$1,216	$84,349	$3,798,597

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2019	$358,948
2020	715,502
2021	715,502
2022	622,168
2023	571,180
Thereafter	815,297
$3,798,597

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018

Trade payables	$392,851	$401,272
Accrued interest	520,834	401,667
Accrued payroll and related obligations	282,513	260,153
Current portion of operating lease liabilities	251,206	—
Other accrued expenses	416,744	239,134
	$1,864,148	$1,302,226

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the note payable and common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in terms of the Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts. See below	$2,000,000	$2,000,000
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	15,328	—
Total Principal Outstanding	$2,015,328	$2,000,000
Unamortized Deferred Debt Discount	(66,804)	(106,886)
Unamortized Deferred Debt Issuance Costs	(24,666)	(39,466)
Notes Payable, Net	$1,923,858	$1,853,648
Notes Payable, current portion, net of discounts and current portion	$1,913,591	$—
Notes Payable, Net of discounts and current portion	10,267	1,853,648
	$1,923,858	$1,853,648

 The following is a roll-forward of the Company’s notes payable and related discounts for the six months ended June 30, 2019:

	Principal Balance	Debt Issuance Costs:	Debt Discounts:	Total:
Balance at December 31, 2018	$2,000,000	$(39,466)	$(106,886)	$1,853,648
Additions	16,510	—	—	16,510
Amortization	(1,182)	14,800	40,082	53,700
Balance at June 30, 2019	$2,015,328	$(24,666)	$(66,804)	$1,923,858

Future maturities of notes payable are as follows as of June 30, 2019:

July 1, 2019 – June 30, 2020	$2,005,061
July 1, 2020 – June 30, 2021	5,636
April 1, 2021 – June 30, 2022	4,631
$2,015,328

NOTE 7 – OTHER LIABILITIES

Other liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	2019	2018

Operating lease liabilities, long term	$170,163	$—
Other	45,000	45,000
	$215,163	$45,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable

During the quarter ended June 30,2019, the Company recorded approximately $119,000 of interest expense under the terms and conditions of the Note (see Note 6) that is due to the Theodore Stern Revocable Trust, whose trustee Mr. Stern is a member of the Company’s Board of Directors.

Purchase of Common Stock

In June 2019, two of the Company’s Directors and one Officer purchased 1,562,500 shares of common stock of the 2019 offering as described in Note 9.

Other

In connection with the 2019 offering of common stock, the Company incurred fees to Network 1 Financial Securities Inc. (“Network 1”), a registered broker dealer, one of the Company’s financial advisors. The Network 1 fees were approximately $109,000 paid in cash and 858,000 common stock purchase warrants with a fair value of approximately $54,000 that are exercisable during a term of five years at a price of $0.088 cents per share. A member of the Company’s Board of Director’s maintains a partnership with a key principal of Network 1.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $7,425. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO, and his family. During the three months ended June 30, 2019 and June 30, 2018, the Company paid $22,275 and $22,775, respectively.

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $178,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

The Company also issued 410,708 shares of common stock during the six months ended June 30, 2019 to two service providers in satisfaction of approximately $41,000 due for services.

Warrants

The granted warrants to its investment bankers in connection with the June 2019 private common stock offering as described above in the in the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2018	46,201,477	$0.08	1.9 Years
Granted	1,251,750	0.09	5.0 Years
Outstanding at June 30,2019	47,453,227	$0.09	1.3 Years

Stock Options

During the six months ended June 30, 2019, the Company granted options to acquire 600,000 shares of common stock to three employees at fair market value on date of grant. Of the 600,000 stock options, 475,000 options are earned over a three-year period and 125,000 options vest upon achieving certain performance thresholds. The options have a term of ten years and the approximate fair value of the options were $49,000.

Expected Volatility – 75%

Expected Term – 2.5 – 6.5 Years

Risk Free Rate – 2.0%

Dividend Rate – 0.00%

Activity related to stock options for the six months ended June 30, 2019 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2018	106,253,339	$0.20	7.4	$1,989,163
Granted	600,000	0.12	9.7	-
Forfeitures	(253,333)	0.10	-	-
Outstanding as of June 30,2019	106,600,006	0.20	7.1	$1,952,230
Exercisable as of June 30,2019	99,404,867	$0.20	7.1	$1,920,074

The following table summarizes stock option information as of June 30, 2019:

		Weighted Average
		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable

$0.00001	3,500,000	6.5	3,500,000
0.05	32,700,006	7.3	32,043,756
0.10	27,200,000	7.5	26,227,778
0.12	1,400,000	9.5	—
0.13	250,000	8.6	83,333
0.15	2,800,000	6.6	2,800,000
0.22	2,750,000	8.8	750,000
0.25	2,500,000	8.6	1,166,667
0.26	500,000	9.1	166,667
0.29	1,000,000	8.0	666,667
0.40	1,000,000	6.9	1,000,000
0.45	31,000,000	6.6	31,000,000

	106,600,006	7.1	99,404,867

During the six months ended June 30,2019, the Company recognized approximately $654,000 of stock-based compensation expense related to options of which non-employees’ expense was approximately $151,000. As of June 30, 2019, there was approximately $840,000 of unrecognized compensation costs related to stock options outstanding of which approximately $108,000 was related to non-employees and will be expensed through 2022.

NOTE 10 – DIRECT FINANCING LEASE

In September 2015, the Company and an entity in Colombia entered into a rental contract for the rental of 78 kiosks to provide cash collection and fare services at transportation stations. The lease term began in May 2016 when the kiosks were installed and operational and when the lease commenced. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. The lease was accounted for as a direct financing lease.

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended June 30, 2019 of approximately $16,000.

The equipment is subject to a direct lease valued at approximately $748,000. At the inception of the lease term, the aggregate minimum future lease payments to be received was approximately $1,422,000 before executory cost. Unearned income recorded at the inception of this lease was approximately $474,000 and is being recorded over the term of the lease using the effective income rate method. Future minimum lease payments to be received under the lease for the next five years and thereafter are as follows:

Remainder 2019	$61,074
2020	122,148
2021	122,148
2022	122,148
2023	122,148
Thereafter	285,012
Sub-total	834,678
Less deferred revenue	(244,496)
Net investment in lease	$590,182

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of June 30, 2019 is $75,006. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of June 30, 2019. The interest rate related to the lease obligation is 12% and the maturity date is June 30, 2022.

Year Ending

Remainder of 2019	$21,548
2020	43,096
2021	43,096
2022	10,774
Total minimum lease payments	118,514
Less: Amount representing interest	(17,993)
Present value of minimum lease payments	$100,521

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

Leases

For the three months ended June 30, 2019, lease expense was approximately $236,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of June 30, 2019 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$243,105

Operating lease ROU assets – included in Other Assets	178,532

Total operating lease assets	$421,637

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$251,206

Long-term portion of ROU liabilities – included in Other liabilities	170,163

Total operating lease liabilities	$421,369

The weighted average lease term remining is 1.5 years and weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2019:

Remainder of 2019	$163,216
2020	183,519
2021	92,391
2022	46,196
Total operating lease payments	485,322
Less: Imputed interest	(63,953)
Total operating lease liabilities	$421,369

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

In October 2018, the Company a entered into an office lease in Alpharetta, Georgia, for approximately $3,800 per month through June 30, 2020 or through the termination of the master lease.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017 for two years. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease is automatically extended for one additional year unless written notice to the contrary is provided at least six months in advance. Furthermore, the Company leases an apartment at approximately $2,000 a month for one of the management team.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

NOTE 13 – SEGMENT INFORMATION

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM regularly reviews net revenue and gross profit by geographic regions. The Company’s products and services operate in two reportable segments; identity solutions and payment processing.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $8.0 million, $0.7 million and $2.1 million, respectively, of which $4.9 million, $0.1 million and $1.7 million related to goodwill as of June 30, 2019.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenues, net
North America	$146,583	$1,383,389	$373,624	$1,500,697
South America	120,613	116,398	245,941	195,486
Africa	377,765	339,540	765,774	668,933
	644,961	1,839,327	1,385,339	2,365,116

Identity Solutions	524,348	1,722,929	1,139,398	2,169,630
Payment Processing	120,613	116,398	245,941	195,486
	644,961	1,839,327	1,385,339	2,365,116

Loss From Operations
North America	(681,690)	433,957	(1,419,652)	(613,929)
South America	(1,220,869)	(2,277,874)	(2,477,821)	(3,607,464)
Africa	(181,979)	(450,713)	(355,439)	(582,432)
	(2,084,538)	(2,294,630)	(4,252,912)	(4,803,825)

Identity Solutions	(863,669)	(16,756)	(1,775,091)	(1,196,361)
Payment Processing	(1,220,869)	(2,277,874)	(2,477,821)	(3,607,464)
	(2,084,538)	(2,294,630)	(4,252,912)	(4,803,825)

Interest Expense	(93,260)	(246,298)	(180,150)	(485,467)
Other income/(expense)	6,271	77,734	12,497	77,734

Loss before income taxes	(2,171,527)	(2,463,194)	(4,420,565)	(5,211,558)

Income tax expense	(4,264)	(9,856)	(17,965)	(14,417)

Net loss	$(2,175,791)	$(2,473,050)	$(4,438,530)	$(5,225,975)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of June 30, 2019, the Company had an accumulated deficit of approximately $80.9 million. For the six months ended June 30, 2019 the Company earned revenue of approximately $1.4 million and incurred a loss from operations of approximately $4.3 million.

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

The Company’s solutions for fingerprint-based identity management and electronic payment transaction processing have been in the market for several years. For example, in 2017, we won an international competitive tender to provide our IDSearch Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, for them to ensure that no duplicate entries existed in the voter roll for the 2018 election. The AFIS system was delivered under tight deadlines and within budget, in order to enable the voter roll to be published and the election to occur as planned.

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

Reconciliation of Net Loss to Adjusted EBITDA

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net loss	$(2,175,791)	$(2,473,050)	$(4,438,530)	$(5,225,975)

Add Back:

Interest Expense	93,260	246,928	180,150	485,467
Other	(6,271)	(77,734)	(12,497)	(77,734)
Depreciation and amortization	166,908	113,768	327,696	224,140
Taxes	4,264	9,856	17,965	14,417
Stock compensation	372,341	624,581	787,720	1,292,900

Adjusted EBITDA (Non-GAAP)	$(1,545,289)	$(1,555,651)	$(3,137,496)	$(3,286,785)

Adjusted EBITDA loss for the six months ended June 30, 2019 decreased approximately $0.1 million due to improved results at its operations in South Africa and Colombia higher revenue offset by an increased investment in salary and technology expense as the Company expanded its infrastructure to support its Identity Transaction Platform.

Three Months and Six Months Ended June 30, 2019 and June 30, 2018

Revenues, net

During the three months and six months ended June 30, 2019, the Company had revenues of approximately $0.6 million and $1.4 million compared to $1.8 million and $2.4 million in the three and six months ended June 30, 2018. The decrease in 2019 compared to 2018 is related to the sale of a Automated Fingerprint Identification System (“AFIS”) and Identity Management System Solution in 2018 offset by revenue increases in 2019 from new products in addition to higher revenue at Cards Plus.

During the six months ended June 30, 2019, the Company had revenues from operations in North America, South America and Africa of $0.4 million, $0.2 million and $0.8 million respectively compared to $1.5 million, $0.2 million and $0.7 million in the six months ended June 30, 2018 respectively.

Cost of sales

During the three and six months ended June 30, 2019, cost of sales was less than the cost of sales in the three and six months ended June 30, 2018 principally due to the sale of a AFIS and Identity Management System Solution in 2018, which was not repeated in 2019.

Operating Expenses

During the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, general and administrative expense decreased by approximately $0.9 million and $1.1 million respectively, principally due to lower stock compensation charges and in 2018, the Company incurred a charge of $0.5 million which was principally for a valuation charge related to kiosks.

Depreciation and amortization expense increased in three months and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to increased amortization expenses associated with the new platform and services being offered.

Other Income (Expense)

Interest expense

Interest expense decreased in the three months and six months ended June 30, 2019 principally due to a decreased level of debt discount amortization expense as well as a lower outstanding balance compared to the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2019, the Company had approximately $4.2 million of cash and $0.9 million of net working capital.

Cash used in operating activities was approximately $2.7 million and $2.7 million in the six months ended June 30, 2019 and June 30, 2018, respectively.

We expect the revenue will begin to increase sequentially in the ensuing quarters as we board customers for existing and new products and services being offered from the implementation of our new platform.

In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid financial advisors a cash fee of approximately $178,000 and issued 1,251,750 common stock purchase warrants that are exercisable during a term of five years at an exercise price of $0.088 per share.

The Company intends to raise additional capital during of 2019. The amount required will be dependent on current operations, future investment and the execution of our business plan. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at market pricing, or at all. Our failure to obtain financing would have a material adverse effect on the organization.

The Company estimates its cash needs for the balance of 2019 and 2020 will approximate $10.0 million as the $2.0 million note payable and accrued interest is due in April 2020.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 1 of the unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the quarter ended June 30, 2019.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019 and in the year end December 31, 2018, the Company continues to improve its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

-	The Company has adequate financial reporting monitoring activities to mitigate the risk of management override and performs a review of results and reporting from its entities located outside the United States.

-	The Company monitors and reviews new accounting principles to ensure compliance with GAAP and SEC disclosure requirements but uses third party resources as appropriate.

-	The Company has used internal counsel and external counsel to support the review and edit of its financial statements to ensure compliance with SEC disclosure requirements.

-	The audit committee holds quarterly meetings and meets with the independent audit firm to support the financial reporting process.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid registered broker-dealers, a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants that are exercisable during a term of five years at an exercise price of $0.088 per share.

The offers sales, and issuances of the securities were made to accredited investors and the Company relied upon the exemptions in Section 4 (a) 2 of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder with regard to any sales. No advertising or general solicitations was employed in offering the securities. The offers and sales were made to accredited investors and transfer of the securities was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017

4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

4.16	(31)	Form of Subscription Agreement by and between Ipsidy Inc. and the June 2019 Accredited Investors

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2015

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24	(26)	Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

10.25	(26)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.26	(27)	Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27*	(29)	2017 Incentive Stock Plan

10.28*	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29*	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30*	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document *

101.	SC XBRL Taxonomy Extension Schema Document *

101.	CA XBRL Taxonomy Extension Calculation Linkbase Document *

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.	LA XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on June 30, 2017.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 17, 2018.

(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 21, 2019

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

Dated: August 12, 2019