Form 10-K/A
period 2018-12-31
Ipsidy Inc.
filed 2019-10-31
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

TABLE OF CONTENTS

EXPLANATORY NOTE	2

Item 9A. Controls and Procedures	3

Item 15. Exhibits and Financial Statement Schedules	3

EXHIBIT INDEX	3

SIGNATURES	4

EXPLANATORY NOTE

Ipsidy Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019.

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have modified Part II, Item 9A. “Controls and Procedures” in this Amendment in response to the Comment Letter to include the following disclosures, which were inadvertently omitted from the Original Filing: (i) a statement identifying the criteria and framework used by our management to evaluate the effectiveness of our internal control over financial reporting, and (ii) the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended December 31, 2018, including a statement as to whether or not internal control over financial reporting was effective. In addition, we are also including the required certifications required by the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.

This Amendment does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to March 8, 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected and such evaluation is subject to the risks discussed in item 1A – Risk Factors of this Report.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-(f).

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, the Company improved its internal control over financial reporting and believes the disclosure controls and procedures are adequate to ensure accurate and timely financial reporting in accordance with the applicable standards.

-	The Company has established adequate financial reporting monitoring activities to mitigate the risk of management override and performs a review of results and reporting from its entities located outside the United States.

-	The Company has reduced its reliance on outside consultants to review its financial statements as well as monitor new accounting principles to ensure compliance with GAAP and SEC disclosure requirements.

-	The Company has hired a General Counsel but will continue to use external counsel to support the review and edit of its financial statements to ensure compliance with SEC disclosure requirements.

-	A formal audit committee has been formed and regular meetings are held to support the financial reporting process.

-	The Company has taken steps to enhance its internal governance and compliance function. The Company formed appropriate committees and periodic and regular meetings were held with the internal governance and compliance functions to discuss and coordinate operational, compliance and financial matters.

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 15.	Exhibits and Financial Statement Schedules

Exhibits	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: October 31, 2019	By: /s/Philip Beck
Name: Philip Beck
Title: Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date: October 31, 2019	By: /s/Stuart Stoller
Name: Stuart Stoller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on October 31, 2019 on behalf of the registrant and in the capacities indicated.

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

4