Form 10-Q
period 2019-09-30
Ipsidy Inc.
filed 2019-11-13
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Stock, par value $0.0001	518,125,454 shares
Documents incorporated by reference:	None

TABLE OF CONTENTS

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited) and 2018 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	6-18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19 -23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4. Controls and Procedures.	23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	24

Item 1A. Risk Factors.	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3. Defaults Upon Senior Securities.	24

Item 4. Mine Safety Disclosures.	24

Item 5. Other Information.	24

Item 6. Exhibits.	25-29

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues/positive cash flow and history of losses,

●	our ability to continue as a going concern,

●	our ability to raise additional working capital as necessary,

●	our ability to satisfy our obligations as they become due,

●	the failure to successfully commercialize our product or sustain market acceptance,

●	the reliance on third party agreements and relationships for development of our business,

●	our operations in foreign markets. breaches of network or information technology services

●	the control exercised by our management,

●	the impact of government regulation on our business,

●	our ability to effectively compete,

●	the possible inability to effectively protect our intellectual property,

●	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$1,775,257	$4,972,331
Accounts receivable, net	188,641	130,875
Current portion of net investment in direct financing lease	63,615	58,727
Inventory	184,624	133,541
Other current assets	460,203	471,834
Total current assets	2,672,340	5,767,308

Property and Equipment, net	187,554	204,000
Other Assets	1,099,687	1,566,177
Intangible Assets, net	4,893,837	3,310,184
Goodwill	6,736,043	6,736,043
Net investment in direct financing lease, net of current portion	511,695	560,036
Total assets	$16,101,156	$18,143,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,762,996	$1,302,226
Capital lease obligation, current portion	33,793	30,898
Note payable, current portion	1,941,169	-
Deferred revenue	282,604	236,270
Total current liabilities	4,020,562	1,569,394

Capital lease obligation, net of current portion	58,891	84,610
Notes payable, net of discounts and current portion	8,915	1,853,648
Other liabilities	195,150	45,000
Total liabilities	4,283,518	3,552,652

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 518,125,454 and 478,950,996 shares issued and outstanding, respectively	51,812	47,895
Additional paid in capital	94,802,418	90,770,682
Accumulated deficit	(83,232,001)	(76,435,235)
Accumulated comprehensive income	195,409	207,754
Total stockholders’ equity	11,817,638	14,591,096
Total liabilities and stockholders’ equity	$16,101,156	$18,143,748

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Products and services	$537,097	$684,640	$1,889,943	$3,014,374
Lease income	15,664	17,169	48,157	52,551
Total revenues, net	552,761	701,809	1,938,100	3,066,925

Operating Expenses:
Cost of Sales	142,992	240,908	508,716	1,104,865
General and administrative	2,097,993	2,057,550	6,440,042	7,815,703
Research and development	357,289	202,904	960,071	525,595
Depreciation and amortization	202,235	125,781	529,931	349,921
Total operating expenses	2,800,509	2,627,143	8,438,760	9,796,084

Loss from operations	(2,247,748)	(1,925,334)	(6,500,660)	(6,729,159)

Other Income (Expense):
Other income	11,068	1,198	23,565	78,932
Interest expense, net	(110,654)	(218,075)	(290,804)	(703,542)
Other expense, net	(99,586)	(216,877)	(267,239)	(624,610)

Income loss before income taxes	(2,347,334)	(2,142,211)	(6,767,899)	(7,353,769)

Income Taxes	(10,902)	(2,887)	(28,867)	(17,304)

Net loss	$(2,358,236)	$(2,145,098)	$(6,796,766)	$(7,371,073)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	518,125,454	430,651,242	492,288,043	414,132,103

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Loss	$(2,358,236)	$(2,145,098)	$(6,796,766)	$(7,371,073)
Foreign currency translation loss	(36,573)	(41,669)	(12,345)	(44,399)
Comprehensive loss	$(2,394,809)	$(2,186,767)	$(6,809,111)	$(7,415,472)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
			Additional			Other
Nine Months Ended	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive
September 30, 2019	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$-	$(76,435,235)	$207,754	$14,591,096
Sale of common stock for cash	38,763,750	3,876	2,924,395	-	-	-	2,928,271
Stock-based compensation	-	-	1,066,270	-	-	-	1,066,270
Common stock issued for services	410,708	41	41,071				41,112
Net loss	-	-	-	-	(6,796,766)	-	(6,796,766)
Foreign currency translation	-	-	-	-	-	(12,345)	(12,345)
Balances, September 30, 2019	518,125,454	$51,812	$94,802,418	$-	$(83,232,001)	$195,409	$11,817,638

						Accumulated
			Additional			Other
Three Months Ended	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive
September 30, 2019	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, June 30, 2019	518,125,454	$51,812	$94,527,749	$(100,000)	$(80,873,765)	$221,456	$13,827,252
Collection of subscription receivable	-	-	-	100,000	-	-	100,000
Stock-based compensation	-	-	274,669	-	-	-	274,669
Net loss	-	-	-	-	(2,358,236)	-	(2,358,236)
Foreign currency translation	-	-	-	-	-	(26,047)	(26,047)
Balances, September 30, 2019	518,125,454	$51,812	$94,802,418	$-	$(83,232,001)	$195,409	$11,817,638

						Accumulated
			Additional			Other
Nine Months Ended	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive
September 30, 2018	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$-	$(66,407,622)	$254,851	$12,940,899
Issuance of common stock for cash	64,072,001	6,407	8,945,522	-	-	-	8,951,929
Common stock issued for services	170,240	17	47,651	-	-	-	47,668
Stock-based compensation	3,470,000	347	1,977,368	-	-	-	1,977,715
Cashless exercise of common stock warrants	3,498,943	350	(350)	-	-	-	-
Cashless exercise of common stock options	1,122,233	112	(112)	-	-	-	-
Common stock issued for loan extension	1,500,000	150	(150)	-	-	-	-
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(72)	72	-	-	-	-
Net loss	-	-	-	-	(7,371,073)	-	(7,371,073)
Foreign currency translation	-	-	-	-	-	(44,399)	(44,399)
Balances, September 30, 2018	476,416,957	$47,642	$90,023,340	$-	$(73,778,695)	$210,452	$16,502,739

						Accumulated
			Additional			Other
Three Months Ended	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive
September 30, 2018	Shares	Amount	Capital	Receivable	Deficit	Income	Total
Balances, June 30, 2018	412,344,956	$41,235	$80,541,474	$-	$(71,633,597)	$252,121	$9,201,233
Issuance of common stock for cash	64,072,001	6,407	8,945,522	-	-	-	8,951,929
Stock-based compensation			536,344	-	-	-	536,344
Net loss	-	-	-	-	(2,145,098)	-	(2,145,098)
Foreign currency translation	-	-	-	-	-	(41,669)	(41,669)
Balances, September 30, 2018	476,416,957	$47,642	$90,023,340	$-	$(73,778,695)	$210,452	$16,502,739

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,796,766)	$(7,371,073)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	527,498	349,921
Stock-based compensation	1,066,270	1,798,285
Stock issued for services	41,112	227,097
Inventory reserve	-	348,308
Amortization of debt discounts and issuance costs	82,323	450,488
Changes in operating assets and liabilities:
Accounts receivable	(66,815)	(78,166)
Net investment in direct financing lease	43,453	39,060
Other current assets	(110,792)	(60,374)
Inventory	(60,930)	4,000
Accounts payable and accrued expenses	200,117	(122,391)
Deferred revenue	46,334	315,574
Net cash flows from operating activities	(5,028,196)	(4,099,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(32,277)	(52,715)
Investment in other assets	(1,035,635)	(745,253)
Net cash flows from investing activities	(1,067,912)	(797,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	2,928,271	9,610,793
Payment of debt issuance costs	-	(658,864)
Principal payments on capital lease obligations	(22,824)	(20,255)
Principal payments on notes payable	-	(1,000,000)
Net cash flows from financing activities	2,905,447	7,931,674

Effect of Foreign Currencies	(6,413)	(33,852)

Net Change in Cash	(3,197,074)	3,000,583
Cash, Beginning of the Period	4,972,331	4,413,822
Cash, End of the Period	$1,775,257	$7,414,405

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,771	$169,817
Cash paid for income taxes	$28,867	$17,304

Non-cash Investing and Financing Activities:
Purchase of vehicle with note payable	$16,510	$-
Recognition of right to use asset and obligation	$514,473	$-
Reclassification of software development costs to intangible assets	$2,021,810	$679,882

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three or nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries, Innovation in Motion, Inc., MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, Ipsidy Peru S.A.C. and Cards Plus Pty Ltd. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going concern

As of September 30, 2019, the Company had an accumulated deficit of approximately $83.2 million. For the nine months ended September 30, 2019, the Company earned revenue of approximately $1.9 million and incurred a loss from operations of approximately $6.5 million.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2019 and 2018 because their effect was antidilutive:

Security	2019	2018
Stock Options	106,400,006	105,950,000
Warrants	47,453,227	46,201,477
Total	153,853,233	152,151,477

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are stated at the lower of cost (using the average method) or net realizable value. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at September 30, 2019 and December 31, 2018 consist of kiosks that were not placed into service and are held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of September 30, 2019 and December 31, 2018, the Company had an inventory valuation allowance of approximately $354,000 and $707,000, respectively, to reflect net realizable value of the kiosks that are being held for sale, and the Company believes no valuation allowance was necessary regarding the cards inventory.

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

See Notes 7, 10, 11 and 12 to Condensed Consolidated Financial Statements for additional information.

Revenue Recognition

Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating during the periods ended September 30, 2019.

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

Identity Solutions – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $283,000 and $236,000 as of September 30, 2019 and December 31, 2018, respectively, for certain revenue that will be earned in future periods. The majority of the $236,000 of deferred revenue contract liability as of December 31, 2018 was earned in the first three months of 2019. The Company anticipates that approximately $144,000 of the deferred revenue contract liability as of September 30, 2019 will be earned in the quarter ended December 31, 2019 and the balance in the first three months of 2020.

In 2018, the Company introduced a pay for performance plan for internal and external sales force, which is based on a percentage of revenues received by the Company. In the nine months ended September 30, 2019 and September 30, 2018, no commissions were earned. We will defer and amortize any direct and incremental commission as well as costs to obtain a contract over the term of the related contracts. As of September 30, 2019 and December 31, 2018, there were no deferred commissions.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new identity services could include multiple performance obligations. A performance obligation under the new revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the new standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service. A more complete analysis of the impact of the standard on these contracts will be performed at the period of time when services are expected to commence, and the conclusions reached by management may be different from those described above. For the quarter ended September 30, 2019 and September 30, 2018, no revenues were recognized or required to be recognized under this practical expedient.

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

As of September 30, 2019, and December 31, 2018, the Company had deferred contract costs, represented by contract cost assets of approximately $4,000 and $11,000, respectively, which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation will be met over the next eighteen months and the costs will be expensed as the associated revenue is recognized as the Company performs its obligations.

As of September 30, 2019, and December 31, 2018, the Company had approximately $10,000 and $15,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services. The $10,000 will be paid in accordance with the terms of the service provider agreements.

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

Reclassification

The Company reclassified research and development costs of approximately $190,000 and $496,000, respectively, in the three and nine months September 30, 2018 to conform with the current presentation in the financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018
Computers and equipment	$287,229	$238,442
Furniture and fixtures	156,867	156,867
	444,096	395,309
Less Accumulated depreciation	256,542	191,309
Property and equipment, net	$187,554	$204,000

Depreciation expense totaled $65,233 and $49,502 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service and the operating lease ROU assets. The balances as of September 30, 2019 and December 31, 2018 are:

	2019	2018
Software and development	$827,731	$1,566,177
Operating Lease ROU assets, long term	143,071	—
Tax receivable / other	128,885	—
	$1,099,687	$1,566,177

NOTE 4 – Intangible Assets, Net (Other than Goodwill)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184
Additions	—	2,021,810	—	—	24,107	2,045,917
Amortization	(119,036)	(210,219)	(130,896)	(2,113)	—	(462,265)
Carrying Value at September 30, 2019	$1,009,698	$2,720,484	$1,061,046	$320	$102,289	$4,893,837

The following is a summary of intangible assets as of September 30, 2019:

		Acquired and
	Customer	Developed	Intellectual		Patents
	Relationships	Software	Property	Non-Compete	Pending	Total
Cost	$1,587,159	$2,981,692	$1,759,809	$14,087	$102,290	$6,445,037
Accumulated amortization	(577,462)	(261,208)	(698,763)	(13,767)	—	(1,551,200)
Carrying Value at September 30, 2019	$1,009,697	$2,720,484	$1,061,046	$320	$102,290	$4,893,837

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2019	$242,049
2020	966,916
2021	966,916
2022	873,582
2023	822,593
Thereafter	1,021,781
$4,893,837

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018

Trade payables	$386,641	$401,272
Accrued interest	581,334	401,667
Accrued payroll and related obligations	219,937	260,153
Current portion of operating lease liabilities	194,941	—
Other accrued expenses	380,143	239,134
	$1,762,996	$1,302,226

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the note payable and common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in terms of the Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts.	$2,000,000	$2,000,000
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	14,113	—
Total Principal Outstanding	$2,014,113	$2,000,000
Unamortized Deferred Debt Discount	(46,763)	(106,886)
Unamortized Deferred Debt Issuance Costs	(17,266)	(39,466)
Notes Payable, Net	$1,950,084	$1,853,648
Notes Payable, current portion, net of discount, issuance costs and current portion	$1,941,169	$—
Notes Payable, Net of discounts and current portion	8,915	1,853,648
	$1,950,084	$1,853,648

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended September 30, 2019:

	Principal Balance	Debt Issuance Costs:	Debt Discounts:	Total:
Balance at December 31, 2018	$2,000,000	$(39,466)	$(106,886)	$1,853,648
Additions	16,510	—	—	16,510
Amortization	(2,397)	22,200	60,123	79,926
Balance at September 30, 2019	$2,014,113	$(17,266)	$(46,763)	$1,950,084

Future maturities of notes payable are as follows as of September 30, 2019:

October 1, 2019 – September 30, 2020	$2,005,198
October 1, 2020 – September 30, 2021	5,789
October 1, 2021 – September 30, 2022	3,126
$2,014,113

NOTE 7 – OTHER LIABILITIES

Other liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	2019	2018

Operating lease liabilities, long term	$150,150	$—
Other	45,000	45,000
	$195,150	$45,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Notes Payable

During the nine months ended September 30, 2019, the Company recorded approximately $180,000 of interest expense under the terms and conditions of the Note (see Note 6) that is due to the Theodore Stern Revocable Trust, whose trustee Mr. Stern is a member of the Company’s Board of Directors.

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

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $7,425. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO, and his family. During each of the nine months ended September 30, 2019 and September 30, 2018, the Company paid rent of $66,825 and $66,825, respectively.

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

The Company also issued 410,708 shares of common stock during the nine months ended September 30, 2019 to two service providers in satisfaction of approximately $41,000 due for services.

Warrants

The Company issued 1,251,750 common stock warrants to its investment bankers in connection with the June 2019 private common stock offering as described above in the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2018	46,201,477	$0.08	1.9 Years
Granted	1,251,750	0.09	5.0 Years
Outstanding at September 30,2019	47,453,227	$0.09	1.3 Years

Stock Options

During the nine months ended September 30, 2019, the Company granted options to acquire 600,000 shares of common stock to three employees at fair market value on date of grant. Of the 600,000 stock options, 475,000 options vest over a three-year period and 125,000 options vest upon achieving certain performance thresholds. The options have a term of ten years and the approximate fair value of the options as of the grant date was $49,000. The following assumptions were used to determine fair value in the nine-months ended September 30, 2019.

Expected Volatility – 75%

Expected Term – 2.5 – 6.5 Years

Risk Free Rate – 2.0%

Dividend Rate – 0.00%

Activity related to stock options for the nine months ended September 30, 2019 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2018	106,253,339	$0.20	7.4	$1,989,163
Granted	600,000	0.12	9.5	-
Forfeitures	(453,333)	0.11	-	-
Outstanding as of September 30,2019	106,400,006	0.20	6.6	$1,952,230
Exercisable as of September 30, 2019	99,540,282	$0.20	6.6	$1,920,074

The following table summarizes stock option information as of September 30, 2019:

		Weighted Average
		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable

$0.00001	3,500,000	6.0	3,500,000
0.05	32,700,006	6.8	31,700,006
0.10	27,200,000	7.0	26,644,444
0.12	1,200,000	9.2	—
0.13	250,000	8.1	145,832
0.15	2,800,000	6.1	2,800,000
0.22	2,750,000	8.3	750,000
0.25	2,500,000	8.6	1,166,667
0.26	500,000	8.6	166,667
0.29	1,000,000	7.5	666,667
0.40	1,000,000	6.4	1,000,000
0.45	31,000,000	6.1	31,000,000

	106,400,006	6.6	99,540,282

During the nine months ended September 30, 2019, the Company recognized approximately $866,000 of stock-based compensation expense related to options of which non-employees’ expense was approximately $226,000. As of September 30, 2019, there was approximately $554,000 of unrecognized compensation costs related to stock options outstanding of which approximately $33,000 was related to non-employees and will be expensed through 2022.

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

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the nine months ended September 30, 2019 of approximately $48,000.

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

Remainder 2019	$30,537
2020	122,148
2021	122,148
2022	122,148
2023	122,148
Thereafter	285,012
Sub-total	804,141
Less deferred revenue	(228,831)
Net investment in lease	$575,310

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of September 30, 2019 is $83,043. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of September 30, 2019. The interest rate related to the lease obligation is 12% and the maturity date is June 30, 2022.

Year Ending

Remainder of 2019	$10,774
2020	43,096
2021	43,096
2022	10,774
Total minimum lease payments	107,740
Less: Amount representing interest	(15,056)
Present value of minimum lease payments	$92,684

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

Leases

For the nine months ended September 30, 2019, lease expense was approximately $341,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of September 30, 2019 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$220,584

Operating lease ROU assets – included in Other Assets	143,071

Total operating lease assets	$363,655

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$194,941

Long-term portion of ROU liabilities – included in Other liabilities	150,150

Total operating lease liabilities	$345,090

The weighted average lease term remining is 1.2 years and weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2019:

Remainder of 2019	$108,735
2020	140,198
2021	96,606
2022	49,716
Total operating lease payments	395,255
Less: Imputed interest	(50,165)
Total operating lease liabilities	$345,090

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $7.8 million, $0.8 million and $2.1 million, respectively, of which $4.9 million, $0.1 million and $1.7 million related to goodwill as of September 30, 2019.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net Revenues:
North America	$135,963	$217,184	$509,587	$1,717,881
South America	106,873	100,257	352,814	295,473
Africa	309,925	384,368	1,075,699	1,053,301
	552,761	701,809	1,938,100	3,066,655

Identity Management	445,888	601,552	1,585,286	2,771,182
Payment Processing	106,873	100,257	352,814	295,473
	552,761	701,809	1,938,100	3.066,655

Loss From Operations
North America	(786,901)	(566,507)	(2,206,553)	(1,180,436)
South America	(1,235,152)	(1,365,614)	(3,712,973)	(4,973,078)
Africa	(225,695)	6,787	(581,134)	(575,645)
	(2,247,748)	(1,925,334)	(6,500,660)	(6,729,159)

Identity Management	(1,012,596)	(559,720)	(2,787,687)	(1,756,081)
Payment Processing	(1,235,152)	(1,365,614)	(3,712,973)	(4,973,078)
	(2,247,748)	(1,925,334)	(6,500,660)	(6,729,159)

Interest Expense	(110,654)	(218,075)	(290,804)	(703,542)
Other income/(expense)	11,068	1,198	23,565	78,932

Loss before income taxes	(2,347,334)	(2,142,211)	(6,767,899)	(7,353,769)

Income tax expense	(10,902)	(2,887)	(28,867)	(17,304)

Net loss	$(2,358,236)	$(2,145,098)	$(6,796,766)	$(7,371,073)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of September 30, 2019, the Company had an accumulated deficit of approximately $83.2 million. For the nine months ended September 30, 2019 the Company earned revenue of approximately $1.9 million and incurred a loss from operations of approximately $6.5 million.

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

Reconciliation of Net Loss to Adjusted EBITDA

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net loss	$(2,358,236)	$(2,145,098)	$(6,796,766)	$(7,371,073)

Add Back:

Interest Expense	110,654	218,075	290,804	703,542
Other	(11,068)	(1,198)	(23,565)	(78,932)
Depreciation and amortization	202,235	125,781	529,931	349,921
Taxes	10,902	2,887	28,867	17,304
Stock compensation	274,669	536,344	1,066,270	1,977,368

Adjusted EBITDA (Non-GAAP)	$(1,770,844)	$(1,263,209)	$(4,904,459)	$(4,401,870)

Adjusted EBITDA loss for the nine months ended September 30, 2019 increased approximately $0.5 million due to increased investment in salary and technology expense as the Company expanded its infrastructure to support its Identity Transaction Platform.

Three Months and Nine Months Ended September 30, 2019 and September 30, 2018

Revenues, net

During the three months and nine months ended September 30, 2019, the Company had revenues of approximately $0.6 million and $1.9 million compared to $0.7 million and $3.1 million in the three and nine months ended September 30, 2018. The decrease in 2019 compared to 2018 is related to the sale of an Automated Fingerprint Identification System (“AFIS”) and Identity Management System Solution in 2018 offset by revenue increases in 2019 from Colombia and South Africa.

During the nine months ended September 30, 2019, the Company had revenues from operations in North America, South America and Africa of $0.5 million, $0.3 million and $1.1 million, respectively, compared to $1.7 million, $0.3 million and $1.1 million, respectively, in the nine months ended September 30, 2018 respectively.

Operating Expenses:

Cost of sales

During the three and nine months ended September 30, 2019, cost of sales was less than the cost of sales in the three and nine months ended September 30, 2018 principally due to the sale of an AFIS and Identity Management System Solution in 2018, which was not repeated in 2019.

General and administrative

During the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, general and administrative expense increased by approximately $0.1 million and decreased by $1.4 million respectively. The increase in the three months ended September 30, 2019 as compared to September 30, 2018 was principally due to increased costs associated with our infrastructure to support our future business offset by lower stock compensation costs. The decrease in the nine-month period in 2019 as compared to 2018 was due in part to lower stock compensation charges and in 2018, the Company incurred a charge of $0.5 million in 2018 which was principally for a valuation charge related to kiosks.

Research and development

During the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, research and development expense increased by approximately $0.1 million and $0.4 million, respectively, principally due to higher compensation expense associated with our technology engineering and development efforts to expand and deliver our product offerings.

Depreciation and amortization

Depreciation and amortization expense increased in the three months and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due to increased amortization expenses associated with the new platform and services being offered.

Other Income (Expense)

Interest expense

Interest expense decreased in the three months and nine months ended September 30, 2019 principally due to a decreased level of debt discount amortization expense as well as a lower outstanding balance compared to the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its need for cash. As of September 30, 2019, the Company had approximately $1.8 million of cash and had a deficiency in net working capital of $1.3 million as its Note payable and related interest is due in April 2020.

Cash used in operating activities was approximately $5.0 million and $4.1 million in the nine months ended September 30, 2019 and September 30, 2018, respectively.

We expect the revenue and cash flow will begin to increase sequentially in the ensuing quarters starting in 2020 as we board customers for existing and new products and services as our new platform is being deployed.

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

The Company needs to raise additional capital in the fourth quarter of 2019. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at market pricing, or at all. Our failure to obtain financing would have a material adverse effect on the organization.

In the fourth quarter of 2019, the Company has taken certain actions to reduce its current cash requirements by lowering expenses. These actions include reducing headcount and other costs.

The Company estimates its cash needs for the balance of 2019 and 2020 will approximate $10.0 million, in part as the $2.0 million Note payable and accrued interest is due in April 2020. The amount needed could be impacted by the execution of our business plan, current operations, and future investment.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period ended September 30, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 13, 2019