Form 10-K
period 2019-12-31
Ipsidy Inc.
filed 2020-03-30
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $43,906,808 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.096.

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 28, 2020
Common Stock, par value $0.0001	518,125,454 shares
Documents incorporated by reference:	None

TABLE OF CONTENTS
GENERAL INFORMATION

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

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period; and (iv) the date on which we are deemed to be a “large accelerated filer.” We may take advantage of the extended transition period until the first to occur of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates

ii

PART I

Item 1. Business Overview

Ipsidy Inc. (formerly known as ID Global Solutions Corporation) (together with its subsidiaries, the “Company”, “we” or “our”) is a provider of an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, anywhere. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is in my lobby?

Ipsidy provides secure, biometric, identity verification and electronic transaction authentication services. We have developed an IDaaS platform for our customers, be they businesses, residences, governments, or other organizations, to enable their users to more easily verify and authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, including the underlying transaction data. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly authenticated. Our solutions are intended to provide our customers with the next level of transaction security, control and certainty. Our platform uses biometric and multi-factor identity solutions, which are intended to support a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data), but also access control to both digital environments (e.g. accessing financial accounts, voting systems, email systems and controlling data network log-ins) and physical environments (e.g. entrances to offices, public buildings, data centers and other sensitive locations).

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

Our digital mobile wallet applications, or electronic account holders are used to contain different services and accounts that can be easily added and enable users to conveniently and securely effect a variety of electronic transactions, using their identity. One example is for consumers and employees to use their mobile application to authenticate identity, in order to access secure digital, or physical environments. We have launched our integrated VerifiedTM solution with Datapro as an add-on to their online banking software.

ProofTM our mobile identity onboarding and verification application, establishes the trusted identity of users based on a variety of ground truth sources, such as chip based electronic machine readable travel documents, or eMRTDs, national IDs, drivers licenses, as well as by means of direct verification by national ID databases in Peru and in the future, South Africa. The application uses these sources to obtain trusted demographic information and the reference facial biometric images that are matched against the user’s captured live selfie. Proof enables the remote onboarding of people in services associated with Fintech, Telecom and other online services-based industries.

Our identity authentication solution, Verified™ by Ipsidy, can be delivered seamlessly via mobile web browser, by Ipsidy’s mobile application or into a customer’s mobile app, using our SDK’s. Verified helps our customers gain identity certainty of their users (customers and employees) who can conveniently and securely consent to a variety of electronic transactions, using their biometrics. For example, Datapro, a financial services banking platform, has integrated Verified to secure access to their online banking software. Ipsidy has also integrated its authentication services to allow trucking fleets and drivers to use their biometrics to securely open locks that safeguard valuable assets and physical environments.

The Company’s solutions for fingerprint-based identity management and electronic payment transaction processing have been in the market for several years. For example, in December 2017, we won an international competitive tender to provide our SearchTM Automated Fingerprint Identification de-duplication system (AFIS) to the Zimbabwe Electoral Commission, for them to ensure that no duplicate entries existed in the voter roll for the 2018 election. The AFIS system was delivered under tight deadlines and within budget, in order to enable the voter roll to be published and the election to occur as planned.

Management believes that some of the advantages of the Company’s IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity solutions and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to banking and payment transactions, elections, schools, public transportation, government and enterprise security. At its core, the Company’s offering, combining its proprietary and acquired biometric technologies is intended to facilitate the processing of diverse electronic transactions, be they payments, votes, or physical or digital access, all of which can include identity verification, authentication and identity transaction recording. The Company continues to invest in developing, patenting and acquiring the various elements necessary to enhance the platform, which is intended to allow us to achieve our goals.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is traded on the OTCQB U.S. Market under the trading symbol “IDTY”. Our corporate headquarters is located at 670 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.ipsidy.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K

Global Market Opportunity

We believe that there are several market trends that drive growth in the identity solutions and electronic transaction processing marketplace, including growing concerns over identity theft and fraud, the increase in electronic payments and solutions provided by non-bank entities , and the need for organizations to comply with increasing data privacy and authentication regulations. Moreover, the individual’s increasing reliance on devices of their choosing, most often a mobile phone, or portable computing device requires solutions providers to incorporate these technologies into their offerings.

While an increasingly digital world drives convenience, it also drives an increasing risk of compromised passwords, security breaches and stolen identities. With every online purchase, e-bill payment and download of new travel, dining and gaming ‘apps’ to a mobile smartphone, the footprint of consumers’ digital identity expands. According to credit reporting company Experian, e-Commerce fraud attacks in the United States increased by 30% in 2017 compared to 2016, while overall eCommerce volumes were up only 16%, indicating that fraud increased at double the rate of e-Commerce sales. (Source Experian: 2017 E-Commerce Fraud Report). The number of fraud victims in the U.S. rose by eight percent in 2017 to total 16.7 million, according to data released by Javelin Strategy & Research in February 2018. U.S. consumers experienced a total of $16.8 billion in fraud losses (Source: February 12, 2018 ABA Banking Journal)

For social media sites such as Facebook and Twitter, trying to combat fake news and media manipulation, one of the biggest challenges they face is adequately identifying who is posting items on their sites, in order to enforce their Community Standards policies. According to Facebook’s Community Standards Enforcement Report first published in May 2018, they disabled 583 million fake accounts in the first quarter of 2018, and by the third quarter of 2019 the number of fake accounts closed down had increased to 1.7 Billion. They also state that Facebook prevented millions more fake accounts from being registered. This staggering total of more than 2.1 Billion fake accounts – is similar in number to the total legitimate accounts. (Source: Facebook Community Standards Enforcement Reports, November 2018 and November 2019).

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

Businesses spend significant capital on acquiring and deploying dedicated equipment to fulfill a variety of their business requirements. The ubiquitous availability and use of mobile devices, which consumers have become accustomed to using for a wide variety of functions, creates the opportunity to dispense with dedicated equipment in favor of an easily downloadable “app”, or a web-browser solution for a mobile device. We are continuing to enhance our solutions for our customers in order to take advantage of this global trend. One example would be using our Proof solution to scan a passport or driver’s license for remote customer on-boarding and verifying that the person so identified is actually holding the document by means of a real-time selfie.

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

Our Solutions and Products

The Company has established its Identity as a Service Platform with internally developed software as well as acquired and licensed technology, which provide solutions for the following services: (1) biometric capture and matching (e.g. for finger prints, or facial recognition); (2) remote document collection and authentication; (3) multi-factor authentication; (4) access control comprising out of band identity and transaction authentication for virtual as well as physical environments; and (5) electronic transactions (e.g. payment transactions).

Identity as a Service (IDaaS) Platform Solutions

Ipsidy’s customers can leverage our IDaaS Platform by using an Ipsidy out-of-the-box identity solution or by a custom integration. The solutions suite includes a full-range of developer integration tools and documentation that help our customers create their own identity and transaction authentication solutions via integration to our RestFul API’s. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team can assist our customers to configure our platform, mobile biometric identity authentication services and our AFIS to meet a specific commercial, geographic or market need and to provide the next level of transaction security, control and certainty for everyday transactions. We also make certain services available without integration. The Company has the following product lines that are part of our IDaaS platform capabilities:

●	PROOFTM establishes the trusted identity of users based on a variety of ground truth sources, including chip based electronic machine readable travel documents, or eMRTDs, national IDs, drivers licenses, as well as through direct verification by national ID databases. Using government issued identity documents, Proof can biometrically match the reference picture of the document with a live user’s selfie. This solution can eliminate the need for costly face-to-face, in-person ID checks and request a verified identity in seconds. In a world of increasing fraud and security threats, Proof offers our customers confidence in the identities of prospective customers, employees or visitors.

●	VERIFIEDTM – INTEGRATED Our out-of-band, multi-factor authentication solution, which is designed to provide any bank, insurer, enterprise or government department a secure, convenient application for universal identity verification and transaction consent and authentication before or as part of any type of electronic transactions. Integration to the Ipsidy platform allows customers to develop a custom biometric authentication solution that meets their needs. The Ipsidy RESTful APIs provide a simple and secure way to access our IDaaS Platform. Users can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication and consent.

●	IDENTITY - PORTAL Allows an enterprise to enroll customers simply using the Ipsidy portal, without any integration. The IDENTITY– PORTAL biometrically authenticates the identity of their customer as well as authorizes everyday transactions using the caller’s enrolled mobile device.

●	ACCESSTM by Ipsidy offers an immediate solution for biometric authentication of individuals seeking entry into a building or controlled area, using Bluetooth beacons to trigger the identity event. The Access solution also offers the ability to issue and schedule digital passes, and a Concierge application provides the building management the ability to monitor employee, resident or visitor access flow as well as perform event exception processing.

●	TIMETM by Ipsidy is a mobile, biometric attendance app with geolocation. Organizations can easily identify and manage team members across multiple worksites and geographic locations. Employees use a convenient mobile app to track when they’re on the clock or on location. When they check in or out, employees confirm their identity by taking a biometric selfie. The date, time and geolocation are automatically recorded so there’s no need for expensive time clocks and it’s ideal for a mobile, global workforce.

Other Identity Products

●	SEARCHTM Our biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms and includes an identity management system SEARCH has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

●	CARDPLUS Secure plastic identity credentials and loyalty card products, currently being sold in Africa. Opportunities exist to expand the product offering.

Payment Processing

Payment Gateway and Kiosks

●	TRANXATM Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations, currently being offered in Colombia. The gateway functionality includes some support for EMV (global standard for credit and debit cards based on chip card technology) credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top- up services for cellular operators. In addition, Tranxa can electronically transfer funds between locations of licensed network operators. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72. The platform also supports what is referred to in Colombia as “correspondent banking”, meaning the provision of cash deposit taking, bill payments and certain other services by remote non-bank locations, thereby extending financial inclusion to more remote and low-income areas, both in Colombia and elsewhere in the region.

●	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems. (Launched in April 2016 for the City of Bogota Transit Authority).

Modular Mobile Authentication and Authorization Platform

●	Our TRANSACT mobile digital issuance platform, has been developed to support, amongst other things, the issuance and management of closed loop pre-paid accounts (for both physical and virtual cards), an integrated mobile wallet application and consumer loyalty program, a tokenization application with HCE (software architecture that provides exact virtual representation of various electronic identity cards) and an open and closed loop merchant acquiring capability, integrated to our payment gateway and mobile point-of-sale, or MPos application. The platform is multi-lingual and capable of being white labelled for our customers. This is intended to offer a secure and inexpensive solution for conducting electronic transactions, including identity transactions, merchant and peer-to-to peer payments. This platform also supports and is integrated with certain aspects of our IDaaS platform.

●	Our digital mobile wallet application, or electronic account holder is used to contain different services and accounts that can be easily added to effect a variety of transactions. They are intended to take advantage of the potential network effects arising from the successful broadening of our customer base.

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

Enter new markets

The Company has already entered new markets by virtue of our subsidiaries in Colombia, Peru and South Africa. The Company believes that the solutions that are currently being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. We believe the development of new services and solutions will be an important revenue source in the future and enable us to continue to differentiate our platform and capabilities. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities arising in identity solutions and access control, coupled with the ubiquitous use of mobile devices. By combining our core technologies, we have built an IDaaS platform using biometric and multi-factor identity solutions, which are intended to support a wide variety of electronic transactions.

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

Marketing and Sales

The Company is focusing its sales activities in the Fintech, Telcom, and Logistics verticals due to their increased demand for remote online transactions. The sales teams are concentrated in the Latam, MEA, and US regions representing what we believe to be the markets with the greatest growth potential for identity transaction services. The marketing team is tasked with the continued sharpening of our external brand messaging to help focus the mission, sales strategy and product development as the Company strives to reach target markets and customers. The objective is to produce industry-specific marketing assets that highlight our platform, solutions, and their role in digital transformation.

The Marketing, Sales, and Product Development and Customer Success teams are collaborating closely to develop products that our target customers need and want and to convert prospects into new customers with simplified on-boarding and strong authentication experiences.  The Sales and Marketing Teams are also focusing on driving sales and new revenue by developing, attracting, and supporting a partner network of resellers and technology integrators.

Revenue Model

Identity Management Solutions and Products

The biometric software products are priced based on a multi-year licensing model which is driven by the number of enrollees in the system. The Company expects to provide its new IDaaS platform services based on a subscription model, with tiered fees per enrolled user, card or device, comprising an initial enrollment fee, a periodic subscription and where applicable a per transaction fee. The Company’s CardPlus plastic and credentials card products are sold at a per unit price which will vary based on the configuration of the features and functionality of the product, as well as the services provided.

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

Competition

The Company has created an IDaaS platform allowing it to on-board customers who wish to deploy Ipsidy’s services and solutions in order to know with biometric certainty who is engaging with them. Ipsidy’s solutions include the ability to verify the identity of a user, via remote identity proofing, then provide physical and digital access, as well as transaction and device authentication, all digitally signed by the user using their identity. The Company’s platform utilizes commodity, consumer grade mobile devices for customer deployment with users engaging the platform via a web-browser or corresponding Android or iOS smartphone app.

The Company also offers certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. The Company will need to consistently develop and improve its products in order to remain competitive.

In reviewing the competitors that exist for the Company’s current and planned products and platform services relating to biometric identity solutions, the Company considers a number of factors. Ipsidy’s platform approach offers an Identity as a Service (IDaaS) approach which seeks to combine a number of different elements into a single platform. Ipsidy believes that its full stack platform is exceptional in that it provides a combination of SaaS based identity verification and identification services which cover both digital and physical identity access use cases. The competitive landscape includes several companies that mainly address only one or other area, with some addressing multiple areas independently. However, it is believed that some companies are attempting to create combined identity offerings, similar to Ipsidy’s.

In looking at our competition, the Company does not consider providers who do not offer a consumer application solution for smartphones, such as the Ipsidy App. Neither do we consider competitors, which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for both digital and physical use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include IDEMIA, Gemalto and Supercom. This is in contrast to Ipsidy’s approach which is based on offering apps and browser-based solutions which are usable on mobile devices with minimal hardware requirements. Furthermore, our identity solutions are designed to address the requirements of private, commercial and governmental uses for enrolled users.

To further analyze the competitive landscape, the market must be segmented into authentication solution vendors and biometric identification & verification solution providers. Major competitors offering solutions in both areas include IDEMIA, Gemalto, ID.ME, HID Global, and Yoti. Major competitors offering only authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, and Trusona. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Veridium.

The Ipsidy IDaaS platform is based on a patent-pending methodology, which combines digital signature authentication and biometric identity verification into a single out-of-band transaction. This provides functionality for our users to have real-time control over their electronic transactions and every-day events through a mobile application, with a detailed audit trail created for each event, containing the digitally signed transaction details and biometric identity of the user. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to many of its competitors and hence differentiate itself in the market.

Companies that focused on offerings for ID proofing, include Jumio, Mitek and Acuant. Companies that provide a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. The Ipsidy platform now offers its own identity proofing service for use in digital onboarding solutions, in conjunction with our biometric authentication and verification solutions.

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

Data protection legislation in various countries in which the Company does business (including Colombia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. In addition, a new privacy law took effect in California at the beginning of 2020, an additional privacy law is scheduled to take effect in Maine in 2020, and other states are considering additional regulations. These regulations could have a significant impact on our businesses.

Employees and Organization

The Company, as of December 31, 2019, had a total of approximately 85 employees that are located in four countries: Colombia, South Africa, the United Kingdom and the United States as well as outsourced service providers. Beginning in 2017, employees in the U.S. started receiving health benefits on a cost sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company may enhance or offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

Subsidiaries

Currently, the Company has three U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., and ID Solutions Inc. The Company has three subsidiaries in Colombia: MultiPay S.A.S., IDGS LATAM S.A.S., and IDGS S.A.S..The Company has one subsidiary in South Africa: CardsPlus Pty Ltd. The Company has one subsidiary in the United Kingdom: Ipsidy Enterprises Limited and a subsidiary in Peru, Ipsidy Perú, SAC. The Company is the sole shareholder of all of its subsidiaries.

Item 1A. Risk Factors

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $86.9 million as of December 31, 2019 and incurred an operating loss of approximately $10.1 million for the year ended December 31, 2019. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2020. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $6.1 million and approximately $6.0 million for the years ended December 31, 2019 and 2018, respectively. We anticipate that we will continue to have negative cash flows from operating activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will require continued investment. We raised $3.5 million and $9.6 million in 2019 and 2018, respectively, as well as $1.5 million in February, 2020 through equity and debt financing at varying terms. In order to implement and grow our operations through December 31, 2020 and achieve an expected annual revenue stream from the introduction of new products which commenced in 2018 and as we expect to continue in 2020 as contemplated in our current business plan, we expect that we will need to raise between $3.5 - $5.0 million. There is no guarantee that our current business plan will not change, and as a result of such change, that we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

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

Our success depends on the continuing services of Philip D. Beck, CEO, Thomas Szoke, COO, and Stuart Stoller, CFO, as well as certain other members of the current management team and in 2017 we entered into new employment retention agreements with certain senior executives, including Mr. Beck, Mr. Szoke and Mr. Stoller in order to incentivize them and retain their services. The loss of key management, engineering employees or third-party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

Furthermore, governmental programs can experience delays or cancellation of funding and suspension of appropriations for example as occurred with the recent partial United States government, which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

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

In addition, the recent emergence of a coronavirus disease (COVID - 19) could impact any or all of the third party providers and suppliers on whom we rely. While the full impact of this disease and worldwide reaction to it are largely unknown, any disruption of such providers and suppliers caused by this disease could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;

●	export duties and tariffs;

●	export regulations or restrictions including sanctions;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles; and

●	increased collection risks;

●	impact of the Corona virus;

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

It is possible that countries in which we do or intend to do business, or companies and their principals become subject to sanctions under U.S. law. This would prevent us from doing business with those countries or with those entities or individuals. The Company could be exposed to fines and penalties in the event of breach any applicable sanctions legislation or orders. In addition, the Company might be required to suspend or terminate existing contracts in order to comply with such sanctions legislation or orders, which would adversely impact our future revenues and cashflows.

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

Most recently, we have considered the impacts of coronavirus disease (COVID - 19) on our overall operations. The full impact of this disease and the worldwide reaction to it are still developing rapidly at this time, and the widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of the disease, is among other things, impacting the ability of our employees, sub-contractors, or our customers employees and sub-contractors to attend places of work, to meet with potential customers, or undertake implementations at our customer’s locations. In addition, the disease could lead to disruptions in our supply chain, causing shortages or unavailability of software updates, or necessary equipment. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our officers and directors beneficially own a significant portion of our common stock and, as a result, can exercise control over stockholder and corporate actions. (update)

Our officers and directors of the Company currently beneficially own approximately 14.0% of our outstanding common stock, and 20.6% on a fully diluted basis assuming the exercise of both vested and unvested options as well as warrants and the conversion of convertible debt. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. In addition, our directors hold approximately 56% of the secured debt issued by the Company, which is convertible into common stock. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The Company has created an Identity as a Service (IDaaS) platform allowing it to onboard customers who wish to deploy Ipsidy’s services and solutions in order to know with biometric certainty who is engaging with them. Ipsidy’s solutions include the ability to verify the identity of a user, via remote identity proofing, then provide physical and digital access, as well as transaction and device authentication, all digitally signed by the user using their identity. The Company’s platform utilizes commodity, consumer grade tablets for customer deployment with users engaging the platform via a web-browser or a corresponding Android or iOS smartphone app.

The Company also offers certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. The Company will need to consistently develop and improve its products in order to remain competitive.

In reviewing the competitors that exist for the Company’s current and planned products and platform services relating to biometric identity solutions, the Company considers a number of factors. Ipsidy’s platform approach offers an IDaaS approach which seeks to combine a number of different elements into a single platform. Ipsidy believes that its full stack platform is exceptional in that it provides a combination of SaaS based identity verification and identification services which cover both physical and digital identity access use cases. The competitive landscape includes several companies that mainly address only one or other area, with some addressing multiple areas independently. However, it is believed that some companies are attempting to create combined identity offerings, similar to Ipsidy’s.

In looking at our competition, the Company does not consider providers who do not offer a consumer application solution for smartphones, such as the Ipsidy App. Neither do we consider competitors, which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for both digital and physical use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include IDEMIA, Gemalto and Supercom. This is in contrast to Ipsidy’s approach which is based on offering apps and browser-based solutions which are usable on mobile devices with minimal hardware requirements. Furthermore, our identity solutions are designed to address the requirements of private, commercial and governmental uses for enrolled users.

To further analyze the competitive landscape, the market must be segmented into authentication solution vendors and biometric identification & verification solution providers. Major competitors offering solutions in both areas include IDEMIA, Gemalto, ID.ME, HID Global, and Yoti. Major competitors offering only authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, and Trusona. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Veridium.

The Ipsidy IDaaS platform is based on a patent-pending methodology, which combines digital signature authentication and biometric identity verification into a single out-of-band transaction. This provides functionality for our customers to have real-time control over their electronic transactions and every-day events through a mobile application, with a detailed audit trail created for each event, containing the digitally signed transaction details and biometric identity of the user. This patent-pending approach of combining transaction details and identity into a single, digitally signed message could allow the Ipsidy platform to be a complimentary solution to many of its competitors and hence differentiate itself in the market.

Companies that focused on offerings for ID proofing, include Jumio, Mitek and Acuant. Companies that provide a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. The Ipsidy platform now offers its own identity proofing service for use in digital onboarding solutions, in conjunction with our biometric authentication and verification solutions.

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

Some states in the United States have adopted legislation governing the collection, use of, and storage of biometric information and other states are considering such legislation. The widespread adoption of such legislation could result in restrictions on our current or proposed business activities or we may incur increased costs to comply with such regulations. In addition, a new privacy law took effect in California at the beginning of 2020, an additional privacy law is scheduled to take effect in Maine in 2020, and other states are considering additional regulations. These regulations could have a significant impact on our businesses.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Long Beach, New York where the Company currently leases office space. The facilities in Long Beach, New York are owned by Bridgeworks LLC, a company providing office facilities to emerging companies principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use certain office services for a fixed, monthly fee of $5,000. The arrangement with Bridgeworks LLC is terminable upon 30 days’ notice.

The Company entered into an office lease in Plantation, Florida beginning July 1, 2017 for approximately 2,100 square feet. Monthly rent will approximate $2,600 per month for thirty-seven months with a 3% increase on each subsequent annual anniversary. The Company will be responsible for their respective share of building expenses. The lease will expire in July 2020 and we do not expect to renew the lease.

In October 2018, the Company a sublease entered into an office lease in Alpharetta, Georgia for approximately $3,800 per month through March 31, 2020 or through the termination of the master lease. The Company will not renew the lease at the Alpharetta location.

MultiPay S.A.S. leases space in Bogotá, Colombia. In April 2017, MultiPay S.A.S. entered into a lease beginning April 22, 2017 for two years. The rent is approximately $9,000 per month with an inflation adjustment after one year. The lease was extended through April 22, 2021

Cards Plus leases its office and production facility in a suburb of Johannesburg, South Africa. The location consists of approximately 39,500 square feet. The current lease is through June 30, 2022 at an approximate rent of $8,000 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTCQB (ticker symbol: IDTY) for each quarter for the years ended December 31, 2019 and 2018 were as follows:

Quarter Ended	High	Low
March 31, 2018	$0.30	0.18
June 30, 2018	0.28	0.20
September 30, 2018	0.23	0.17
December 31, 2018	0.19	0.09
March 31, 2019	0.14	0.06
June 30, 2019	0.15	0.05
September 30, 2019	0.13	0.08
December 31, 2019	0.10	0.02

Holders of our Common Stock

As of February 28, 2020, there were approximately 225 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019

Plan	Number of securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders - 2014 Equity Compensation Plan	25,000,000	$0.45	—

Equity compensation plans approved by security holders - 2017 Equity Compensation Plan	14,906,664	0.18	55,093,336

Equity Compensation plans or arrangements not approved by security holders (includes 20,000,000 restricted shares)	94,700,006	0.12	—
	134,606,670	$0.19	555,903,336

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2019.

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

Unregistered Sales of Equity Securities

During 2018 and 2019, the Company issued approximately 457,000 and 411,000, respectively, shares of common stock to service providers in satisfaction of approximately $97,000 and $41,000, respectively, due for services.

During the year ended 2018, the Company granted approximately 2,455,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. The restricted shares granted to the Board Members for compensation is for the period November 1, 2017 to October 31, 2019. Additionally, during the year ended 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period.

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

In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

In December 2019 the Company entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”).

On February 14, 2020, the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). The 2020 Notes mature February 28, 2022 and are a secured obligation of the Company. At the option of the 2020 Note Investors, they may at any time convert the 2020 Notes. The amount of shares delivered shall be equal to 150% of the amount of the principal converted divided by the conversion price of $0.20 per share. Following the 2020 Note Anniversary, the Company may require that the 2020 Note Investors convert all or a portion of the 2020 Notes, if the Company’s volume weighted average price for any preceding 20-day period is equal to or greater than $0.30. In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

Subject to the aggregate principal amount of all the 2020 Notes being not less than $1,500,000, the 2020 Note Investors are entitled to nominate and the Company will not unreasonably reject the appointment of a new member to the Company’s Board of Directors.

Further, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Company and the 8% Note Investors entered into an amendment agreement pursuant to which that the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, save that the maturity shall be extended to the same maturity date as the 2020 Notes.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to file selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” or “the Company,” refers to the business of Ipsidy Inc.

Overview

Ipsidy Inc. together with its subsidiaries (the “Company”, “we” or “our”), is a provider of an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, anywhere. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is in my lobby?

Ipsidy provides secure, biometric, identity verification and electronic transaction authentication services. We have developed an IDaaS platform for our customers, be they businesses, residences, houses of worship, or other organizations, to enable their users to more easily authenticate their identity to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

The Company’s products focus on the broad requirement for identity verification, authentication and access and transaction controls and associated identity management needs. Organizations of all descriptions require cost-effective and secure mobile electronic solutions for themselves and their customers. We aim to offer our customers solutions that can be integrated into each customer’s business and organizational operations in order to facilitate their use and enhance the end user customer experience.

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

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management security and transaction processing marketplace, including growing concerns over identity theft and fraud, security of offices, residences, places of worship and other public places and the increase in electronic payments, solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction. Our results are also impacted by the changes in levels of spending on identity management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

Going Concern

The Company has an accumulated deficit of approximately $86.9 million as of December 31, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

Our consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity or debt financing to continue operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues. Although the Company has been successful in raising capital, additional financing or improvement in operations is not assured. In 2018 and 2019, the Company raised a total of approximately $13.1 million of additional funds from Accredited Investors. The Company raised an additional $1.5 million in February 2020.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, accruals for potential liabilities, and valuation assumptions related to derivative liabilities, equity instruments and share based payments.

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

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2019 and 2018 no allowance for doubtful accounts was necessary.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide loyal ID and other types of cards. Inventories at December 31, 2019 and 2018 consist of cards inventory and kiosks that have not been placed into service. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2019 and 2018, the Company recorded an inventory valuation allowance of approximately $236,000 and $353,000, respectively, to reduce to $0 the net realizable value of kiosks, which will not be placed into service and are currently held for sale.

Property and Equipment, net

Property and equipment consist of furniture and fixtures and computer equipment and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property equipment are recorded upon disposal.

Other Assets - Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2019 and 2018, a portion of the software is still under development and has not been placed in service. Upon completion, the amounts will be recorded in the appropriate asset category and expensed over their estimated useful lives. During 2019 and 2018, approximately $3.1 million and $0.7 million of the software development costs were placed into service and are classified as internally developed software.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize a goodwill impairment for the year ended December 31, 2018. During the year ended December 31, 2019, the Company updated their projections associated with their reporting units and it indicated that the carrying value may not be recovered as revenue assumptions were not met. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value. The goodwill impairment loss for the year ended December 31, 2019 was approximately $1,517,000 across the three reporting units.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell,and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2019, the Company wrote-off intangible assets related to developed software of approximately $155,000 as the net assets were no longer being used for commercial purposes and recorded a goodwill impairment loss of approximately $1,517,000 for reporting units where the carrying amount is in excess of its recoverable amount. The total of these charges is approximately $1,672,000.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The company does not believe the adoption of this standard will have a material impact on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses”. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2023. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with U.S. GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2)  interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we used Adjusted EBITDA in connection with our executive compensation in 2018 and 2019.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only as a supplement to our U.S. GAAP results.

Reconciliation of Net Loss to Adjusted EBITDA

(Unaudited)

	For the Year Ended
	December 31, 2019	December 31, 2018

Net loss	$(10,500,358)	$(10,027,613)

Add Back:

Interest Expense	375,598	757,801
Other	(23,920)	(83,649)
Depreciation and amortization	790,367	493,697
Taxes	62,931	30,242
Impairment loss	1,671,804	148,627
Stock compensation	1,246,019	2,675,852

Adjusted EBITDA (Non-GAAP)	$(6,377,559)	$(6,005,043)

The increase in Adjusted EBITDA loss in 2019 compared to 2018 is principally due to the Company’s investment in technical and operating resources required to provide the support for the new product and services.

Results of Operations and Financial Condition for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenues

For the year ended December 31, 2019 compared to December 31, 2018, the Company’s revenue decreased by $1.2 million to $2.6 million from $3.8 million. The decrease in revenue for the year ended December 31, 2019 is related to the sale of an Automated Fingerprint Identification System (“AFIS”) and Identity Management System Solution in 2018 offset by revenue increases in 2019 from Colombia and South Africa.

Cost of sales

During the year ended December 31, 2019 cost of sales decreased to $0.7 million from $1.3 million compared to the year ended December 31, 2018 principally due to the costs associated with the sale of an AFIS and Identity Management System in 2018, which was not repeated in 2019.

General and administrative

General and administrative expenses for the year ended December 31, 2019 decreased by approximately $2.5 million as compared to the same period in 2018 due primarily to a decrease in stock-based compensation expense ($1.4 million) and the Company incurred a charge of $0.5 million in 2018 which was principally a valuation charge related to kiosks. The Company is continuing to reduce its overall cost structure where appropriate, however, may increase expenses when necessary to support revenue growth.

Research and development

During the year ended December 31, 2019 compared to December 31, 2018, research and development expenses increased by approximately $0.6 million, principally due to higher compensation expense associated with our technology engineering and development efforts to expand and deliver our product offerings.

Depreciation and amortization

Depreciation and amortization expense increased during the year ended December 31, 2019 compared to December 31, 2018 due to increased amortization expense associated with the new platform and services being offered.

Impairment loss

During the year ended December 31, 2019, the Company wrote-off intangible assets related to developed software of approximately $155,000 as the assets were no longer being utilized for commercial purposes and recorded a goodwill impairment loss of approximately $1,517,000 for reporting units where the carrying amount is in excess of its recoverable amount. The total of these charges is approximately $1,672,000.

Interest Expense

Interest expense decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 principally due to a decreased level of debt discount and amortization expense as well as a lower average debt outstanding in 2019 compared to 2018.

Other Income (Expense)

Other income decreased during the year ended December 31, 2019 compared to the year ended December 31, 2018 principally due to a reversal of a contingency reserve in 2018.

Liquidity and Capital Resources

As of December 31, 2019, current assets were $1.7 million and current liabilities outstanding amounted $2.7 million which resulted in net working capital deficiency of $1.0 million.

Net cash used by operating activities was $6.1 million for the year ended December 31, 2019 compared to $6.0 million in 2018. Cash used in operations for 2019 and 2018 was the primarily result of funding the business operations as the Company invested in people, product and infrastructure of a developing business.

Net cash used in investing activities in 2019 and 2018 was approximately $1.6 million and $1.4 million as the Company invested in the platform to provide products and services.

Net cash provided by financing activities for 2019 and 2018 was approximately $3.3 million and $7.9 million, which consisted primarily of the net proceeds from the sale of common stock and the issuance of convertible notes payable in 2019 and the sale of common stock in 2018.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing from equity financing and a promissory note payable. The promissory note payable is at an annual interest rate of 10%.

On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Stern Trust invested an aggregate of $3,000,000 into the Company in consideration of the Stern Note and 4,500,000 shares of common stock. The Stern Note bears interest of 10% per annum, which compounds annually.  The Company and the Stern Trust agreed to extend the due date of the Stern Note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a fair market value of $420,000. On August 9, 2018, the Company prepaid $1,000,000 of principal of the Stern Note plus the related accrued interest of approximately $158,000. On February 14, 2020 the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes.

On December 13, 2019, the Company, entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). The 8% Notes mature on November 30, 2021 and pursuant to the amendment in February 2020 referenced below, are a secured obligation of the Company. The Company can prepay all or a portion of the 8% Notes at any time. The Company shall pay interest on the 8% Notes at the rate of 8.0% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the holder’s option, shares of common stock of the Company. At the option of the 8% Note Investors, all or a portion of the 8% Notes may be converted into shares of common stock of the Company at $0.08 per share. If the holders of the 8% Notes owning outstanding 8% Notes representing in excess of half of the aggregate outstanding principal amount of all 8% Notes provide notice to the Company of their intent to convert their 8% Notes, then all 8% Notes plus unpaid interest and other amounts owing to each of the holders shall be automatically converted. On February 14, 2020 the Company and the 8% Note Investors entered into an amendment agreement pursuant to which that the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, save that the maturity shall be extended to the same maturity date as the 2020 Notes.

On February 14, 2020, the Company entered into Securities Purchase Agreements with the 2020 Note Investors providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 which mature in February 2022. The Company and FIN Holdings, Inc. and ID Solutions, Inc., two of the Company’s subsidiaries, entered into a Security Agreement with the 2020 Note Investors, the 8% Note Investors the Stern Trust. The Security Agreement provides that until the principal and accrued but unpaid interest under the 2020 Notes, 8% Notes and Stern Note is paid in full or converted pursuant to their terms, the Company’s obligations under the 2020 Notes, 8% Notes and Stern Note will be secured by a lien on all assets of the Company. The security interest granted to the holders of the 2020 Notes, 8% Notes and Stern Note ranks pari passu. The Security Agreement permits sales of assets up to a value of $1,000,000 which proceeds may be used for working capital purposes and the secured parties will take such steps as may be reasonably necessary to release its security interest and enable such sales in such circumstances. Each of the secured parties appointed Mr. Stern and a third-party investor as joint collateral agents. Mr. Stern, a director of the Company, is the trustee of the Stern Trust. A comprehensive disclosure of the 2020 Notes can be found in Note 16 to the Consolidated Financial Statements for the Year Ended December 31, 2019 under “Subsequent Events”.

Equity Financing

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

In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

On December 13, 2019, the Company, entered into Securities Purchase Agreements with the 8% Note Investors providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000. For further details on the 8% Note see “Description of Indebtedness” above.

On February 14, 2020, the Company entered into Securities Purchase Agreements with the 2020 Note Investors providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000. A comprehensive disclosure of the 2020 Notes can be found in Note 1 to the Consolidated Financial Statements for the Year Ended December 31, 2019 under “Subsequent Event”.

In 2020, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms. In order to implement and grow our operations through December 31, 2020 as contemplated in our current business plan, we expect that we will need to raise approximately $3.5 to $5.0 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

For a complete description of the outstanding debt including notes payable and convertible debt as of December 31, 2019 and 2018, see Notes 6 and 7 to the consolidated financial statements.

As of December 31, 2019, the total promissory notes payable is $1.9 million ($2.0 million gross), which consist of borrowings, net of discounts and deferred charges. Additionally, the Company has $0.4 million of Convertible Notes as of December 31, 2019.

Subsequent Events

On February 14, 2020, the Company, entered into Securities Purchase Agreements with the 2020 Note Investors providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000. A comprehensive disclosure of the 2020 Notes can be found in Note 1 to the Consolidated Financial Statements for the Year Ended December 31, 2019 under “Subsequent Event”.

In December 2019, a novel strain of coronavirus (“Covid 19”) emerged globally and has been declared a pandemic. The extent to which Covid 19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2019, the Company had the following contractual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long Term Debt	$2,000,000	$—	$2,000,000	$—	$—
Convertible Notes	$428,000	—	428,000	—	—
Operating Leases	$495,000	216,900	278,100	—	—
Total	$2,923,000	$216,900	$2,706,100	$0	$0

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, with the exception of its internal controls with respect to impairment for goodwill and intangible assets, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-(f) as noted below.

  In order to determine if there is a potential impairment of goodwill and intangibles, management is required to make use of valuation models and determine inputs into such models that it may not have the internal expertise to prepare and evaluate. Accordingly, the Company may be dependent on third parties to help its management team in evaluating the proper models to utilize in its assessment of any impairment of goodwill and intangible assets. Therefore, the Company believe there is in an inherent limitation on internal controls being able to prepare and evaluate valuation models, and such limitation should be considered a material weakness.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held

Philip D. Beck (2)*	59	Chairman of the Board of Directors, Chief Executive Officer and President
Philip R. Broenniman**	54	Director
Phillip L. Kumnick	54	Director
Herbert Selzer (1)(2)(3*)	74	Director
Theodore Stern (1*)(2)(3)	90	Director
Stuart Stoller	64	Chief Financial Officer
Thomas Szoke	55	Chief Operating Officer and Director

*	denote Committee Chair
**	Appointed March 2020

(1)	Audit Committee
(2)	Governance Committee
(3)	Compensation Committee

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

Philip R. Broenniman.

Mr. Broenniman, serves as an Independent Director of the Company, having been appointed in March 2020, Mr. Broenniman has been, for the last nine years, Managing Partner and Portfolio Manager for Varana Capital, LLC (“VCLLC”), a firm he co-founded in 2011. Through his position at VCLLC, Mr. Broenniman invests in, and consults with the Board of Directors of, certain public and private companies, working with each on strategic planning, financing, and/or balance sheet restructuring. Mr. Broenniman began his portfolio management career with the Bass family of Fort Worth, TX in 1993, investing in event strategies, assisting on a $1 billion book of derivative hedging and investment strategies, and developing his skills in derivative analytics, risk management, and portfolio construction. Privately, from August 2010 until February 2018, Mr. Broenniman was co-founder and a member of Cadence Distributors, LLC, an import/export company focused on the fragrance industry. From February 2012 to April 2017, Mr. Broenniman was a founding investor in Cacao Prieto, a bourbon and rum distillery, providing strategic guidance during the initial launch of the business. Mr. Broenniman served as a member of the Board of Directors and Special Committee evaluating strategic options for CSS Industries, Inc. (Formerly NYSE: CSS) from July 2019 until March 2020, upon the successful closing of its merger. Mr. Broenniman has a BS from Duke University, an MBA from University of Virginia and is a Chartered Financial Analyst.

Phillip L. Kumnick

Phillip Kumnick serves as an Independent Director of the Company, having been appointed in 2019. From 2010 to 2018, Mr. Kumnick was Senior Vice President Global Acquirer Processing at Visa, Inc., and was the executive in charge of leading and growing Visa’s acquirer and merchant processing services and omni-channel solutions on a global basis. Mr. Kumnick was also a key contributor to the design of the Secure Remote Commerce (SRC) standard now being rolled out by the card brands, which aims to provide a simple and secure card payment experience. SRC uses tokenization to protect consumers’ sensitive data and intelligent identity authentication to help distinguish legitimate cardholders from fraudsters. Mr. Kumnick was the product owner and developer of Visa’s critical entry into encryption and tokenization products and services for their acquiring partners for transactions at the physical point of sale. Prior to joining Visa, Mr. Kumnick was the leader of the Cards & Payments practice of Cap Gemini Consulting from October 2009 through June 2010. Prior to Cap Gemini Consulting. Mr. Kumnick was a Senior Vice President at TSYS Acquiring Solutions from 2001 to 2009, with responsibility for leading the Product Management team and expanding the Company’s portfolio of merchant and acquirer products. He was also a leader of key M&A activities, including business development and strategic investment in Europe, Latin America and Asia, and helped expand TSYS’ client footprint to over 70 countries. Mr. Kumnick started his payments career at MasterCard International where he worked from 1988 to 2000, in various capacities, rising to Vice President & Chief Settlement Officer – Global Settlement Operations. In that role he was responsible for the 7 x 24 x 365 mission critical clearing and payment operations of a $3.0 billion per day global EFT and treasury operation. Mr. Kumnick was a strategic subject matter expert and key contributor to the evolution of MasterCard’s global processing functions.  Mr. Kumnick has an MBA- Finance and a BS Finance from St. Louis University.

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

Stuart Stoller

On January 31, 2017, Stuart Stoller was appointed Chief Financial Officer of the Company. Mr. Stoller. Prior to joining the Company served as Chief Financial Officer and Board Member for TestAmerica Environmental Services LLC from May 2016 to October 2017. From December 2013 to April 2016, he was the Chief Financial Officer of Associated Food Stores. Mr. Stoller served as Chief Financial and Administrative Officer for Sleep Innovations from August 2009 to October 2013. Prior to joining Sleep Innovations, Mr. Stoller for 27 years served various roles with the New York Times Company including Senior Vice President for Process Reengineering and Corporate Controller and various capacities at Macy’s which included the role of Senior Vice President and Corporate Controller. He also was the controller of Coopers & Lybrand LLP. He is a Certified Public Accountant.

Thomas Szoke

Thomas R. Szoke serves as Chief Operating Officer and a Director of the Company. Mr. Szoke is a co-founder of Innovation in Motion (“IIM”) a predecessor of Ipsidy and has over 25 years of product engineering, global sales and operations management experience. He has held several executive positions in the Company and has successfully led it from its inception to its listing on the OTC Market as well as expanding its market presence and product portfolio through strategic acquisitions in the United States, South America and Africa. Mr. Szoke pioneered the concept and development of certain product lines as well as its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform.

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

Board & Committees

Board meetings during fiscal 2019

During 2019, the Board of Directors held nine meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. The Board has not designated a member as the “audit committee financial expert” as defined by the SEC, which is not required at this time. During 2019, the Audit Committee held five meetings in person or through conference calls.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2019, the Compensation Committee held two meetings in person or through conference calls.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2019, the Governance Committee held one meeting through conference call.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip Beck	2019	291,667	—		87,917	—	58,333	—	437,917
Chairman of the Board, CEO and President (1)	2018	350,000	—		1,055,000	262,500	—	—	1,667,500

Thomas Szoke	2019	275,000	—	—	—	—	—	—	275,000
COO and Director (2)	2018	275,000	—	—	—	36,667	—	—	311,667

Stuart Stoller	2019	194,792	—		353,333	—	39,583	—	587,708
CFO (4)	2018	234,375			353,333	142,500	—	—	730,208

(1)	Mr. Beck was hired on January 31, 2017 and as part of his compensation package was granted 15,000,000 stock options which vest 1/3 immediately effective January 31, 2017 with the balance over two years and 15,000,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds. As of December 31, 2019, all shares under the options vested and were exercisable, but none of the restricted stock were exercisable. In 2019 and 2018, the stock options carried an expense of $87,917 and $1,055,000. There was no expense recorded for the restricted stock as the performance shares criteria were not met. Mr. Beck has not exercised or realized a gain on these options as of the date of the submission of this report. In 2018, Mr. Beck was paid a bonus of $262,500 for attaining the performance targets as set forth in his employment agreement.

(2)	On January 14, 2020, Mr. Szoke was appointed Chief Operating Officer and ceased to serve as Chief Technology Officer. In 2019, Mr. Szoke was paid a bonus of $36,667 earned in 2018 for attaining the performance targets as set forth in his employment agreement.

(3)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 5,000,000 stock options which vest over three years and 5,000,000 shares of restricted stock which shares vest upon attainment of certain performance criteria. As of December 31, 2019, 4,861,111 of the shares under the option vested and were exercisable but none of the restricted stock were exercisable. In 2019 and 2018, the stock option expense was $353,333 and $353,333. There was no expense recorded for the restricted stock as the performance criteria were not met. Mr. Stoller has not exercised or realized a gain on these options as of the date of the submission of this report. In 2018, Mr. Stoller was paid a bonus of $142,500 for attaining the performance targets as set forth in his employment agreement.

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

Pursuant to the Executive Retention Agreements, as more fully described below, certain executive officers could earn additional compensation if certain performance thresholds were met. Mr. Beck and Mr. Stoller met the first set of targets during 2018 and were paid their respective bonuses as indicated above. However, Mr. Beck and Mr. Stoller did not meet their additional specific performance target for 2018 and therefore no additional bonus will be paid or accrued. Mr. Szoke did meet a portion of his performance targets for 2018 and therefore the Company has recorded an accrual of approximately $36,700. In 2019, the bonus to Mr. Szoke was paid.. No other incremental compensation targets for any executive were met in 2019. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

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

There were no grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2019.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards					Stock awards
(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ©	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) e	Option Expiration Date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity Incentive Plan Awards: Number of unearned shares or units of stock or rights that have not vested (#) (i)	Equity Incentive Plan Awards: Market or payout of unearned shares, units or other rights that have not vested ($) (j)
Executive Officer

Philip Beck (1)	20,000,000	20,000,000	—	$0.05 per share	August 12, 2026

Philip Beck (2)	15,000,000	—	—	$0.10 per share	January 31, 2027	15,000,000	750,000	—	—

Stuart Stoller (2)	4,861,111	138,889	—	$0.10 per share	January 31, 2027	5,000,000	25,000	—	—

Thomas Szoke	10,000,000	—	—	$0.45 per share	September 25, 2025	—	—	—	—

(1)	The amounts for Philip Beck includes previously awarded common stock options for consulting services rendered prior to his employment (20,000,000 stock options) which became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company. The consulting services were provided by Parity Labs, LLC, a company principally owned by Mr. Beck and his family.

(2)	The performance criteria for the restricted stock awards to Philip Beck and Stuart Stoller have not been met.

(3)	The above amounts are as of February 15, 2020.

Compensation of Directors

The non-management Directors consisting of Herb Selzer, Theodore Stern, Ricky Solomon (Resigned January 2020), Phillip Kumnick (appointed December 2019) and Philip Broenniman (appointed March 2020) receive $72,000 per annum for Board membership, inclusive of all Board meeting and committee meeting attendance fees in the form of an annual restricted common stock grant commencing November 1, 2017 vesting in quarters at the end of each quarter after the date of the grant. Additionally, they will each receive, an annual retainer for service on each committee of $5,000 to be paid in cash.

During 2019 and 2018, the Company recorded expense of $40,000 for the annual retainer for service on Board. The amounts recorded for Mr. Selzer, Mr. Stern and Mr. Solomon for the annual retainer for service on Board committees was $15,000, $15,000 and $10,000.

On his appointment Mr. Kumnick received a grant of an option to purchase 3,000,000 shares of common stock vesting in equal parts over three years, or earlier in the event of a change of control of the Company (as defined in the option grant). In March 2020 the Company entered into a restricted stock purchase agreement with Phillip Kumnick, providing Mr. Kumnick with the right to acquire 1,500,000 shares of common stock at par value subject to the Vesting Criteria (as defined in the stock purchase agreement). On his appointment, the Company entered into a restricted stock purchase agreement with Philip Broenniman, providing Mr. Broenniman with the right to acquire 1,500,000 shares of common stock at par value subject to the Vesting Criteria.

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

Name	Position	Common Stock		Stock (1)
Officers & Directors
Philip Beck	Chairman of the Board, CEO and President	52,812,500	(2)	9.5%
Theodore Stern	Director	32,737,112	(3)	6.1%
Thomas Szoke	Chief Operating Officer and Director	32,083,317	(4)	6.1%
Stuart Stoller	Chief Financial Officer	10,312,500	(5)	2.0%
Herbert Selzer	Director	9,931,723	(6)	1.9%
Christopher White	Chief Technology Officer	791,667	(7)	*
Phillip Kumnick	Director	0	(8)	*

	Total owned by executive officers and directors	138,668,819		25.7%
* Less than 1%

>5% Shareholders

Andras Vago	Shareholder	47,368,260	(9)	9.1%
Stephen Garchik	Shareholder	42,604,772	(10)	8.1%
Richard Greene	Shareholder	37,671,873	(11)	7.2%
Douglas Solomon	Shareholder	37,303,747	(12)	6.9%
Eric Rand	Shareholder	34,124,857	(13)	6.5%

(1) Applicable percentage ownership is based on 518,125,454, shares of common stock outstanding as of February 28, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2) Includes (i) 2,125,000 shares of common stock, (ii) a stock option to acquire 15,000,000 shares of common stock at $0.10 per share (iii) a stock option to acquire 20,000,000 shares of common stock at $0.05 per share held by Parity Labs LLC, a private consulting firm which is principally owned by Mr. Beck, (iv) 15,000,000 shares of restricted common stock that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2020, and (v) 312,500 shares of common stock arising on conversion of 8% Notes at $0.08 and 375,000 shares of common stock arising on conversion of 2020 Notes at $0.20.

(3) Includes (i) 4,885,445 shares of common stock, (ii) 8,166,667 shares of common stock held by Theodore Stern Revocable Trust, (iii) a common stock purchase warrant to acquire 1,000,000 shares of common stock at $0.10 per share issued on April 19, 2016 exercisable for a period of five years at an exercise price of $0.10 per share, (iv) 18,310,000 shares of common stock that may be issued upon the conversion of principal and accrued interest at $0.20 as of January 31, 2020 under the Stern Note, which is held by the Theodore Stern Revocable Trust and (v) 375,000 shares of common stock arising on conversion of 2020 Notes at $0.20.

(4) Includes (i) 19,083,317 shares of common stock, (ii) 3,000,000 shares held by Mr. Szoke’s wife, and (iii) a stock option to acquire 10,000,000 shares of common stock at an exercise price of $0.45 per share.

(5) Includes (i) 312,500 shares of common stock, (ii) stock option to acquire 5,000,000 shares of common stock at $0.10 per share and (iii) 5,000,000 shares of restricted common stock that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2020.

(6) Includes (i) 5,363,945 shares of common stock, (ii) 1,537,778 shares of common stock held by Vista Associates, a family partnership, (iii) stock options to acquire 400,000 shares of common stock at an exercise price of $0.10 per share, (iv) a common stock purchase warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.10 per share, (v) a common stock purchase warrant to acquire 880,000 shares of common stock at an exercise price of $0.05 per share held by Vista Associates and (vi) 750,000 shares of common stock arising on conversion of 2020 Notes at $0.20.

(7) Includes (i) 250,000 shares of common stock, (ii) 500,000 shares of restricted common stock which vest ½ each on June 3, 2020 and 2021 and (iii) stock options to acquire 250,000 shares of common stock which vest as follows: (a) 125,000 upon achievement of agreed performance goals and (b) 125,000 as to one-third on each of February 18, 2020, 2021 and 2022.

(8) Mr. Kumnick was granted an option to purchase 3,000,000 shares of common stock vesting over a three year period, none of which have vested as of February 28, 2020.

(9) Includes 3,200,000 shares held by Multipolaris Corporation, 24,968,260 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(10) Includes (i) 35,825,605 shares of common stock, (ii) a common stock purchase warrant to acquire 2,200,000 shares of Common Stock at an exercise price of $0.05 per share, (iii) a common stock purchase warrant to acquire 166,667 shares of Common Stock at $0.10 per share (iv) a common stock purchase warrant to acquire 312,500 shares of Common Stock at $0.10 per share, and (v) 3,750,000 shares of common stock arising on conversion of 2020 Notes at $0.20 of which 1,875,000 are held by the Stephen J. Garchik Insurance Trust. In addition, Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, holds 350,000 shares of common stock.

(11) Includes (i) 9,933,305 shares of common stock held by the Trust FBO Emily Greene (the “Emily Trust”), (ii) 9,933,305 shares of common stock held by the Trust FBO Victoria Greene (the “Victoria Trust”), (iii) 12,010,264 shares of common stock held by Fifth Melville LLC (“Fifth”), (iv) a common stock purchase warrant held by Fifth to acquire 1,041,665 shares of common stock at $0.10 per share issued on December 23, 2015 exercisable for a period of five years, (v) a common stock purchase warrant held by the Emily Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (vi) a common stock purchase warrant held by the Victoria Trust to acquire 550,000 shares of common stock at $0.10 per share issued on July 29, 2015 exercisable for a period of five years, (vii) a common stock purchase warrant held by the Emily Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years, (viii) a common stock purchase warrant held by the Victoria Trust to acquire 1,076,667 shares of common stock at $0.10 per share issued on September 3, 2015 exercisable for a period of five years. Mr. Greene serves as the trustee for the Victoria Trust and the Emily Trust. Mr. Greene serves as the manager of Fifth and (ix) 1,500,000 shares of common stock arising on conversion of 2020 Notes at $0.20.

(12) Includes (i) 14,793,444 shares of common stock, (ii) a stock option to acquire 20,000,000 shares of common stock at an exercise price of $0.45 per share, (iii) a common stock purchase warrant to acquire 1,146,667 shares of common stock at an exercise price of $0.10 per share and (iv) a common stock purchase warrants to acquire 1,363,636 shares of common stock at an exercise price of $0.055.

(13) Includes the following securities held by Mr. Rand: (i) 23,219,523 shares of common stock, (ii) a common stock purchase warrant to acquire 572,000 shares of common stock at $0.05 per share, (iii) a common stock purchase warrant to acquire 333,334 shares of common stock at $0.10 per share and (iv) a common stock purchase warrant to acquire 10,000,000 shares of common stock at $0.10 per share.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company is admitted to the OTCQB tier of OTC Markets, but as a company that is required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the Company is not required under the rules mandated by OTC Markets for US companies to comply with the Director Independence standard, which requires certain companies maintain a Board that has at least two independent directors and an Audit Committee, a majority of the members of which are independent directors. However, the Company is voluntarily complying with such standard. Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review the board has determined that there are four (4) independent directors, including all the members of the Audit Committee.

In connection with the Company’s ability to secure third-party financing, during the year ended December 31, 2018, the Company paid Network 1 Financial Securities, Inc. (“Network 1”), a registered broker-dealer, cash fees of $659,000, issued Network 1 2,470,000 common stock purchase warrants at a price of $0.165 cents per share. During the year ended December 31, 2019, the Company paid Network 1 cash fees of approximately $110,000, and issued Network 1 and issued 858,000 common stock purchase warrants at a price of $0.088 cents per share. A former member of the Company’s Board of Directors previously maintained a partnership with a key principal of Network 1. In connection with the offering of the 2020 Notes, the Company paid Network 1 cash fees of approximately $104,800

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety upon Mr. Beck becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases offices on a month to month basis. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee $7,425. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks. During 2019 and 2018, the Company paid Bridgeworks $89,100 in each year for the use of the facilities.

On September 13, 2017, one of its former officers and a former director (Douglas Solomon) of the Company entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) pursuant to which the Offer Letter and Executive Retention Agreement entered between the Company and Mr. Solomon dated January 31, 2017 were terminated effective September 1, 2017 and Mr. Solomon resigned as Executive Director, Government Relations Enterprise Security upon execution of the Settlement Agreement. The Company agreed to pay Mr. Solomon approximately $8,000 representing unused 2017 vacation entitlement and pay for one day, reimburse Mr. Solomon for all expenses consistent with the Company’s reimbursement policy and pay Mr. Solomon’s COBRA employee only benefits through September 2018 if Mr. Solomon elected to be included under such coverage. In addition, the Company acknowledged that the 20,000,000 stock options previously granted to Mr. Solomon have vested effective as of September 1, 2017. The parties also provided mutual releases from all claims, demands, actions, causes of action or liabilities. As further consideration for entering into the Settlement Agreement, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non-exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions including a monthly non-refundable minimum commission to be paid for 24 months. During the year ended December 31, 2019 and December 31, 2018, the Company paid Mr. Solomon approximately $0 and $160,000 under the terms of such agreement. Additionally, in 2018, Mr. Solomon earned approximately $90,000 in sales commissions.

In June 2019, two of the Company’s Directors and one Officer purchased 1,562,500 shares of common stock of the 2019 of the common stock offering.

In August 2018, Mr. Stern and Mr. Selzer, directors of the Company, purchased an additional 6,666,667 and 666,667 shares of common stock, respectively of the common stock offering.

In December 2019 Mr. Beck Chairman and CEO of the Company purchased $25,000 of 8% Notes.

In February 2020, Mr. Beck, Mr. Selzer and Mr. Stern purchased $50,000, $100,000 and $50,000 respectively of 2020 Notes. In addition, Mr. Stern is a trustee of the Stern Trust whose Stern Note was amended and restated as part of the 2020 Notes Offering. A comprehensive disclosure of the 2020 Notes can be found in Note 1 to the Consolidated Financial Statements for the Year Ended December 31, 2019 under “Subsequent Event”.

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

The total fees billed by Cherry Bekaert, LLP in 2019 aggregated $250,000 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2019. Additionally, the company paid Cherry Bekaert, LLP $16,000 for services associated with the filing of the Company’s S-1.

The total fees paid to Cherry Bekaert, LLP in 2018 aggregated $246,700 which includes fees for the 2017 audited financial statements and review of the quarterly financial statements for 2018. Additionally, the company paid Cherry Bekaert, LLP $21,700 for tax services.

The Audit Committee by its Charter shall pre-approve all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2019 and December 31, 2018 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2019 and 2018.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2019	$234.0	$—	$16.0	$—	$250.0
2018	$225.0	$21.7	$—	$—	$246.7

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017

4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

4.16	(31)	Form of Subscription Agreement by and between Ipsidy Inc. and the June 2019 Accredited Investors

4.17	(32)	Letter Agreement between The Theodore Stern Revocable Trust and Ipsidy Inc. dated December 13, 2019

4.18	(32)	Form of Securities Purchase Agreement entered between Ipsidy Inc. and the 8% Note Investors

4.19	(32)	Form of 8% Convertible Note

4.20	(33)	Form of 15.0% Convertible Note

4.21	(33)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24	(26)	Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

10.25	(26)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.26	(27)	Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27	(29)	2017 Incentive Stock Plan

10.28	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

10.31	(32)	Letter Agreement between Phillip L. Kumnick and Ipsidy Inc.

10.32	(33)	Form of Securities Purchase Agreement – 2020 Notes

10.33	(33)	Form of Security Agreement – 2020 Notes

10.34	(33)	Form of Letter Agreement between Ipsidy Inc. and the 8% Convertible Note Holders

10.35	(34)	Letter Agreement between Phillip R. Broenniman and Ipsidy Inc.

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SC XBRL Taxonomy Extension Schema Document *

H

101.CA XBRL Taxonomy Extension Calculation Linkbase Document *

L

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LA XBRL Taxonomy Extension Label Linkbase Document *

B

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(30)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on August 17, 2018.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 21, 2019.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: March 30, 2020	By:	/s/ Philip Beck
	Name:	Philip Beck
	Title:	Chairman of the Board of Directors, Chief Executive Officer & President
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Stuart Stoller
	Name:	Stuart Stoller
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Philip Beck	Chairman of the Board of Directors, Chief Executive Officer, and President
Philip Beck	(Principal Executive Officer)

/s/ Philip R. Broenniman	Director
Philip R. Broenniman

/s/ Thomas R. Szoke	Chief Operating Officer and Director
Thomas R. Szoke

/s/ Theodore Stern	Director
Theodore Stern

/s/ Stuart Stoller	CFO
Stuart Stoller	(Principal Financial and Accounting Officer)

/s/ Herb Selzer	Director
Herb Selzer

/s/ Phillip Kumnick	Director
Phillip Kumnick

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ipsidy, Inc.

Long Beach, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ipsidy, Inc. (formerly ID Global Solutions Corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company had an accumulated deficit of approximately $86.9 million, earned revenue of approximately $2.6 million, and incurred a loss from operations of approximately $10.1 million, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fort Lauderdale, Florida

March 30, 2020

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash	$567,081	$4,972,331
Accounts receivable, net	125,859	130,875
Current portion of net investment in direct financing lease	65,333	58,727
Inventory, net	173,575	133,541
Other current assets	753,505	471,834
Total current assets	1,685,353	5,767,308

Property and equipment, net	161,820	204,000
Other Assets	383,066	1,566,177
Intangible Assets, net	5,593,612	3,310,184
Goodwill	5,218,861	6,736,043
Net investment in direct financing lease, net of current portion	494,703	560,036
Total assets	$13,537,415	$18,143,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,215,912	$1,302,226
Notes payable, current portion	5,341	—
Capital lease obligation, current portion	34,816	30,898
Deferred revenue	425,276	236,270
Total current liabilities	2,681,345	1,569,394

Long-term liabilities:
Notes payable, net	1,970,937	1,853,648
Convertible debt	428,000	—
Capital lease obligation, net of current portion	49,794	84,610
Other liabilities	131,568	45,000
Total liabilities	5,261,644	3,552,652

Commitments and Contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 518,125,454 and 478,950,996 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	51,812	47,895
Additional paid in capital	94,982,167	90,770,682
Accumulated deficit	(86,935,593)	(76,435,235)
Accumulated comprehensive income	177,385	207,754
Total stockholders’ equity	8,275,771	14,591,096
Total liabilities and stockholders’ equity	$13,537,415	$18,143,748

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018

Revenues:
Products and services	$2,488,624	$3,759,635
Lease income	63,421	69,358
Total revenues, net	2,552,045	3,828,993

Operating Expenses:
Cost of Sales	669,523	1,256,853
General and administrative	7,892,046	10,358,186
Research and development	1,614,054	894,849
Impairment loss	1,671,804	148,627
Depreciation and amortization	790,367	493,697
Total operating expenses	12,637,794	13,152,212

Loss from operations	(10,085,749)	(9,323,219)

Other Income (Expense):
Other Income:	23,920	83,649
Interest expense, net	(375,598)	(757,801)
Other expense, net	(351,678)	(674,152)

Income loss before income taxes	(10,437,427)	(9,997,371)

Income Taxes	(62,931)	(30,242)

Net loss	$(10,500,358)	$(10,027,613)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	498,747,396	429,852,594

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
Net Loss	$(10,500,358)	$(10,027,613)
Foreign currency translation loss	(30,369)	(47,907)
Comprehensive loss	$(10,530,727)	$(10,075,520)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2017	403,311,988	$40,331	$79,053,339	$(66,407,622)	$254,851	$12,940,899
Issuance of common stock for cash	64,072,001	6,407	8,945,522	—	—	8,951,929
Restricted stock issued for services	5,206,334	521	245,372	—	—	245,893
Common stock issued for services	456,735	46	97,080	—	—	97,126
Stock-based compensation	—	—	2,429,959	—	—	2,429,959
Cashless exercise of common stock warrants	3,498,943	350	(350)	—	—	—
Cashless exercise of common stock options	1,633,443	163	(163)	—	—	—
Common stock issued for loan extension	1,500,000	150	(150)	—	—	—
Cancellation of shares in settlement of amounts due from prior acquisition	(728,448)	(73)	73	—	—	—
Net loss	—	—	—	(10,027,613)	—	(10,027,613)
Foreign currency translation	—	—	—	-	(47,097)	(47,097)
Balances, December 31, 2018	478,950,996	47,895	90,770,682	(76,435,235)	207,754	14,591,096
Issuance of common stock for cash	38,763,750	3,876	2,924,436	—	—	2,928,312
Common stock issued for services	410,708	41	41,030	—	—	41,071
Stock-based compensation	—	—	1,246,019	—	—	1,246,019
Net loss	—	—	—	(10,500,358)	—	(10,500,358)
Foreign currency translation	—	—	—	—	(30,369)	(30,369)
Balances, December 31, 2019	518,125,454	$51,812	$94,982,167	$(86,935,593)	$177,385	$8,275,771

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,500,358)	$(10,027,613)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	790,367	493,697
Stock-based compensation	1,246,019	2,429,959
Stock issued for services	41,071	343,019
Inventory reserve	—	348,302
Amortization of debt discount and debt issuance costs, net	109,764	477,928
Impairment loss	1,671,804	148,627
Changes in operating assets and liabilities:
Accounts receivable	(5,770)	20,762
Net investment in direct financing lease	58,727	52,790
Other current assets	(18,834)	(265,624)
Inventory	(50,647)	(1,519)
Accounts payable and accrued expenses	413,773	(84,512)
Deferred revenue	189,006	113,759
Net cash flows from operating activities	(6,055,078)	(5,950,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,364)	(59,091)
Investment in other assets including work in process	(1,604,152)	(1,319,932)
Net cash flows from investing activities	(1,631,516)	(1,379,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	408,000	—
Proceeds from the sale of common stock, net	2,928,312	9,610,793
Payment of debt and equity issuance costs	—	(658,864)
Principal payments on capital lease obligations	(31,188)	(27,421)
Principal payments on notes payable	—	(1,000,000)
Net cash flows from financing activities	3,305,124	7,924,508

Effect of foreign currencies exchange on cash	(23,780)	(36,551)

Net change in Cash	(4,405,250)	558,509
Cash, Beginning of Period	4,972,331	4,413,822
Cash, End of Period	$567,081	$4,972,331

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,771	$173,426
Cash paid for income taxes	$62,931	$17,304

Non-cash Investing and Financing Activities:
Purchase of vehicle with note payable	$16,510	$—
Recognition of right to use asset and obligation	$514,473	$—
Reclassification of software development costs included in other assets to intangible assets	$3,111,668	$679,882

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AMD SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ipsidy Inc. (formerly ID Global Solutions Corporation) (“Ipsidy” or the “Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware. Ipsidy is a provider of an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions. The Company provides its biometric identification services to government and private sector organizations and businesses, seeking to authenticate and manage identities for a variety of security purposes, including issuing identity cards, exercise of rights such as voting in elections and controlling access to digital and physical environments. The Company’s platform supporting internally developed software as well as acquired and licensed technology is intended to provide solutions for multi modal biometric matching, multi-factor out of band identity and transaction authentication, and electronic transactions.

Going Concern

As of December 31, 2019, the Company had an accumulated deficit of approximately $86.9 million. For the year ended December 31, 2019, the Company earned revenue of approximately $2.6 million and incurred a loss from operations of approximately $10.1 million.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries Innovation in Motion Inc. MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings, Inc., Cards Plus Pty Ltd., Ipsidy Perú S.A.C., and Ipsidy Enterprises Limited (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The lease of equipment to customers that meet certain criteria are recognized as a direct financing lease. Direct financing lease arrangements are recognized as revenue over the term of the associated lease based on the effective interest method. As of December 31, 2019 and December 31, 2018, the Company has 78 kiosks financed under direct financing leases. The revenue associated with these arrangements is expected to be recognized through April 2026. The imputed interest rate in the arrangements approximates 10.7%.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2019 and 2018, management determined no allowance for doubtful accounts was required.

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at December 31, 2019 and 2018 consist of cards inventory and kiosks that have not been placed into service. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2019 and 2018, the Company recorded an inventory valuation allowance of approximately $236,000 and $353,000, respectively, to reflect net realizable value of kiosks that are being held for sale and the Company believes no valuation allowance was necessary regarding the cards inventory.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2019, the Company did not hold any funds in the United States that are not insured by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2019, the Company held approximately $94,000, $279,000, and $2,000 in cash maintained in Colombian, African, and British Banks, respectively.

2019 Revenues and accounts receivable: For the year ended December 31, 2019, 25% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2019, 57%, 5% and 18% of the consolidated revenues were from Cards Plus (Africa), Zimbabwe Election Commission (US provided services), and the Colombian operations, respectively. Revenue for approximately 89% of the Colombian operations were derived from four customers. As of December 31, 2019, accounts receivable related to Cards Plus (Africa), amounted to 70% of the accounts receivable, Colombia operations represented 26% of the accounts receivable operations and the balance of 4% was from US operations, respectively.

2018 Revenues and accounts receivable: For the year ended December 31, 2018, 14% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2018, 37%, 37% and 12% of the consolidated revenues were from Cards Plus (Africa), Zimbabwe Election Commission (US provided services), and the Colombian operations, respectively. Revenue for approximately 89% of the Colombian operations were derived from four customers. As of December 31, 2018, accounts receivable related to Cards Plus (Africa) amounted to 46% of the accounts receivable, Colombia operations represented 51% of the accounts receivable and the balance of 3% was from US operations, respectively.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2016-02 (“Topic 842”). Topic 842 amends several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

The Company, effective January 1, 2019 has adopted the provisions of Topic 842. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from former accounting to provisions of Topic 842. The package of expedients will effectively allow Ipsidy to run off existing leases, as initially classified as operating or financing, and classify new leases after implementation under the new standard as the business evolves.

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

See Notes 8, 11, 12 and 13 to Condensed Consolidated Financial Statements for additional information.

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

Other Assets – Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing and new applications. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2019 and 2018, the balance sheet “Other assets” are under further development and have not been placed in service. During the years ended December 31, 2019 and December 31, 2018, approximately $3.1 million and $0.7 million of software developed were placed into service. Upon completion, the amounts will be recorded in the appropriate asset category and amortized over their estimated useful lives.

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

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. The Company did not recognize any goodwill impairment for the year ended 2018. During the year ended December 31, 2019, the Company updated their projections associated with their reporting units and it indicated that the carrying value may not be recovered as revenue assumptions were not met. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value. The goodwill impairment loss for the year ended December 31, 2019 was approximately $1,517,000 across the three reporting units.

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

The Company adopted as of January 1, 2019 the requirements of ASU 2018-07 which simplified the accounting for share-based payments granted to non-employees for share based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees were aligned with the share-based payments granted to employees. The Company determined on the date of adoption that the impact was not significant.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally, fair value is determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated or amortized. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2019, the Company wrote-off intangible assets related to developed software of approximately $155,000 as the assets were no longer being utilized for commercial purposes and recorded a goodwill impairment loss of approximately $1,517,000 for reporting units where the carrying amount is in excess of its recoverable amount. The total of these charges is approximately $1,672,000. During the year ended December 31, 2018, the Company wrote-off net assets of approximately $149,000 as the assets were no longer being utilized or developed for commercial purposes and we do not anticipate any future realizable value.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

The Company reclassified research and development costs of approximately $687,000 for the year ended December 31, 2018 to conform with the current presentation in the financial statements.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2019 and 2018 because their effect was antidilutive:

	2019	2018
Stock Options	109,400,006	106,253,339
Warrants	47,453,227	46,201,477
Total	156,853,233	152,454,816

Foreign Currency Translation

The assets, liabilities and results of operations of certain of Ipsidy’s subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries with Ipsidy, the applicable assets and liabilities are translated to US dollars at currency exchange rates as of the applicable dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive loss in the accompanying consolidated statements of comprehensive loss.

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

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s notes payable is approximately $2,013,000, which differs from the carrying value or reported amounts of approximately $1,976,000 at December 31, 2019 because of the debt discounts as discussed in Note 6. The convertible notes payable of $428,000 at December 31, 2019 reflects fair value.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards over time when products are produced or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. Cards Plus had $288,000 of deferred revenue from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $137,000 and $236,000 as of December 31, 2019 and 2018 for certain revenue that will be earned in future periods. The $236,000 of deferred revenue contract liability as of December 31, 2018 was earned in the year ended December 31, 2019. The deferred revenue relates to the service period of support services for two customers. As of December 31, 2019 majority of the deferred revenue contract liability will be recognized in the quarter March 31, 2020. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

During the year ended December 31, 2019, the Company had revenues from operations in North America, South America and Africa of $0.6 million, $0.5 million and $1.5 million respectively compared to $1.9 million, $0.5 million, $1.4 million respectively in the year ended December 31, 2018.

In 2018, the Company introduced its new IDaaS platform and products as well as its pay for performance plan for both internal and external salesforce, that is based on a percentage of the benefit derived by the Company. For the years ended December 31, 2019 and 2018, the Company recorded revenues of approximately $13,000 and $5,000 from the new platform.

We will review each new contract for the related performance obligations and related revenue and expense recognition implications. We expect that the revenues derived from the new product offerings could include multiple performance obligations. A performance obligation is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under U.S. GAAP is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions should meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service.

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

As of December 31, 2019, the Company had approximately $5,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services. The $5,000 was paid in February 2020.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

As of December 31, 2019, there was a deferred commission of approximately $5,000 related to future delivery of an identity solutions system and services.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for the calendar year ending December 31, 2020. The amendments require a prospective approach to adoption and early adoption is permitted for interim or annual goodwill impairment tests. The Company does not believe ASU 2017-04 will have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the statement of operations will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for the calendar year ending December 31, 2023. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

See Notes 6 and 7 for additional information on indebtedness outstanding as of December 31, 2019.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2019 and 2018:

	2019	2018

Property and equipment	$282,316	$238,442
Equipment under capital lease (see Note 11)	156,867	156,867
	439,183	395,309
Less Accumulated depreciation	277,363	191,309
Property and equipment, net	$161,820	$204,000

Depreciation expense totaled $86,054 and $64,810 for the years ended December 31, 2019 and 2018, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at December 31, 2019 and 2018:

	2019	2018
Software and development	$128,005	$1,566,177
Operating Lease ROU Assets	171,141	—
Other	83,920	—
	$383,066	$1.566,177

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2019 and 2018:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2017	$1,287,450	$—	$1,556,934	$5,250	$28,446	2,878,080
Additions	—	959,882	—	—	49,736	1,009,618
Write off of assets	—	—	(148,627)	—	—	(148,627)
Amortization	(158,716)	(50,989)	(216,365)	(2,817)	—	(428,887)
Carrying Value at December 31, 2018	1,128,734	908,893	1,191,942	2,433	78,182	3,310,184
Additions	—	3,111,668	—	—	30,695	3,142,363
Impairment loss	—	—	(154,622)	—	—	(154,622)
Amortization	(158,715)	(368,637)	(174,528)	(2,433)	—	(704,313)
Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$-	$108,877	$5,593,612

The following is a summary of intangible assets as of December 31, 2018:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$959,882	$1,759,809	$14,087	$78,182	$4,399,119
Accumulated amortization	(458,425)	(50,989)	(567,867)	(11,654)	—	(1,088,935)
Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184

The following is a summary of intangible assets as of December 31, 2019:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents Pending	Total
Cost	$1,587,159	$4,071,550	$1,498,363	$14,087	$108,877	$7,280,036
Accumulated amortization	(617,140)	(419,626)	(635,571)	(14,087)	—	(1,686,424)
Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$—	$108,877	$5,593,612

The following is the future amortization of intangible assets for the year ended December 31:

2020	$1,158,743
2021	1,158,743
2022	1,119,319
2023	1,014,421
2024	790,106
Thereafter	352,280
$5,593,612

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2019 and 2018:

	2019	2018
Trade payables	$621,292	$401,272
Accrued interest	641,834	401,667
Accrued payroll and related expenses	386,165	260,153
Current portion of operating lease liabilities	242,650	—
Other	323,971	239,134
Total	$2,215,912	$1,302,226

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the note payable and common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in terms of the Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts. See below.	$2,000,000	$2,000,000
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	12,866	—
Total Principal Outstanding	$2,012,866	$2,000,000
Unamortized Deferred Debt Discount	(26,722)	(106,886)
Unamortized Deferred Debt Issuance Costs	(9,866)	(39,466)
Notes Payable, Net	$1,976,278	$1,853,648
Notes Payable, current portion, net of discount, issuance costs and current portion	$1,970,937	$—
Notes Payable, Net of discounts and current portion	5,341	1,853,648
	$1,976,278	$1,853,648

The Note was amended and restated in February 2020. See Note 16 “Subsequent Events”.

The following is a roll-forward of the Company’s notes payable and related discounts for the years ended December 31, 2019 and 2018:

	Principal	Debt Issuance	Debt
	Balance	Costs	Discounts	Total
Balance at January 1, 2018	$3,000,000	$(168,345)	$(455,935)	$2,375,720
New issuances	—	—	—	—
Payments	(1,000,000)	—	—	(1,000,000)
Amortization	—	128,879	349,049	477,928
Balance at December 31, 2018	2,000,000	(39,466)	(106,886)	1,853,648
New issuances	16,510	—	—	16,510
Payments	(3,644)	—	—	(3,644)
Amortization	—	29,600	80,164	109,764
Balance at December 31, 2019	$2,012,866	$(9,866)	$(26,722)	$1,976,278

Future maturities of notes payable are as follows for the calendar years 2020, 2021, and 2022:

2020	$5,340
2021	2,005,947
2022	1,579
$2,012,866

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 13, 2019, the Company, entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). The 8% Notes mature on November 30, 2021 and are a general unsecured obligation of the Company. The Company can prepay all or a portion of the 8% Notes at any time. The Company shall pay interest on the 8% Notes at the rate of 8.0% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the holder’s option, shares of common stock of the Company. At the option of the 8% Note Investors, all or a portion of the 8% Notes may be converted into shares of common stock of the Company at $0.08 per share. If the holders of the 8% Notes owning outstanding 8% Notes representing in excess of half of the aggregate outstanding principal amount of all 8% Notes provide notice to the Company of their intent to convert their 8% Notes, then all 8% Notes plus unpaid interest and other amounts owing to each of the holders shall be automatically converted.

The 8% Notes were amended in February 2020 became a secured obligation of the Company and now mature in 2022. See Note 16 “Subsequent Events”

NOTE 8 – OTHER LIABILITIES

Other liabilities consist of the following as of December 31, 2019 and 2018:

	2019	2018

Operating lease liabilities, long term	$131,568	$—
Other	—	45,000
	$131,568	$45,000

The Company reclassified $45,000 from accounts payable and accrued expenses in 2018 to other liabilities.

NOTE 9 – RELATED PARTY TRANSACTIONS

2019 Transactions

Notes Payable

During the year ended December 31, 2019, the Company recorded approximately $240,000 of interest expense under the terms and conditions of the Stern Note (see Note 6) that is due to the Theodore Stern Revocable Trust, whose trustee Mr. Stern is a member of the Company’s Board of Directors.

Convertible Notes Payable

In December 2019, the Chairman of the Board of Directors invested $25,000 in the 8% Notes offering. See Note 7.

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

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $7,425 (reduced to $5,000 per month as of January 1, 2020). The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO, and his family.

2018 Transactions

On August 9, 2018, the Company prepaid $1,000,000 of principal of the $3,000,000 Senior Unsecured Note dated February 1, 2017 held by the Stern Trust (Mr. Stern is a Company Board of Director) plus the related accrued interest of approximately $158,000. During the year ended December 31, 2019, the Company recorded approximately $284,000 of interest expense under the terms and conditions of the Note. Additionally, the Company and the Stern Trust agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of Common Stock at a market value of $420,000 based on trading price.

Purchase of Common Stock

In August 2018, two of the Company’s Directors, Mr. Stern and Mr. Selzer, respectively purchased an additional 6,666,667 and 666,667 shares of common stock of the 2018 offering as described in Note 10.

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

In connection with a Confidential Settlement Agreement and General Release Agreement with Mr. Solomon, a former director and officer, as described below, the Company paid approximately $160,000 during the year ended December 31, 2019. Additionally, Mr. Solomon and the Company entered into an Agency Agreement dated September 13, 2017 pursuant to which Mr. Solomon agreed to be engaged as a non- exclusive sales agent for the Company’s products on an as needed basis for a term of three years in consideration of sales commissions. During the year ended December 31, 2019, the Company paid Mr. Solomon a sales commission of approximately $84,000.

2020 Transactions

See Note 1 “Subsequent Events” for detailed disclosure of the participation of three directors in the 2020 Notes Offering and related transactions.

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 28, 2017, the stockholders of the Company approved increasing the number of authorized shares of common stock from 500,000,000 to 1,000,000,000. The Company had 518,125,454 and 478,950,996 shares issued and outstanding as of December 31, 2019 and 2018, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock.

Common Stock

2019 Common Stock Transactions

●	In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

●	The Company also issued approximately 411,000 shares of common stock to two service providers in satisfaction of $41,000 due for services.

2018 Common Stock Transactions

●	During the year ended 2018, the Company granted approximately 2,456,000 shares of restricted stock to the non-employee Directors in connection with their compensation to serve as Board Members. The shares were valued at the fair value at the date of grant and vest quarterly. The restricted shares granted to the Board Member for compensation is for the period November 1, 2017 to October 31, 2019. Additionally, during the year ended 2018, the Company granted 2,750,000 shares of restricted stock to employees of which 2,000,000 will be vested upon achieving certain performance criteria and 750,000 will vest over a three-year period.

●	The Company also issued 456,735 shares of common stock to a service provider in satisfaction of $97,126 due for services.

●	During the year ended December 31, 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for approximately 3,500,000 shares of common stock of the Company. Additionally, option holders exercised approximately 3,200,000 vested options at an average price of $0.13 cents for approximately 1,600,000 shares of common stock.

●	During the year ended December 31, 2018, the Company cancelled 728,448 shares of common stock in settlement of amounts due from the Multipay acquisition.

●	In August 2018, the Company entered into Subscription Agreements with accredited investors (the “August 2018 Accredited Investors”) pursuant to which the August 2018 Accredited Investors agree to purchase an aggregate of approximately 64,072,000 shares of the Company’s common stock for an aggregate purchase price of approximately $9,611,000. In connection with this private offering, the Company paid Network 1, a registered broker-dealer, a cash fee of approximately $629,000 and issued approximately 2,470,000 common stock purchase warrants valued at approximately $314,000 that are exercisable for a term of five years at an exercise price of $0.165 per share.

The criteria for the 2019 and 2018 performance based restricted stock have not been met as of December 31, 2019

Warrants

●	During the year ended December 31, 2019, the Company issued 1,251,750 common stock warrants to its investment bankers in connection with the June 2019 private common stock offering at an exercise price of $0.088 cents for a period of five years.

●	During the year ended December 31, 2018, the Company issued 2,470,267 common stock warrants to its investment banker in connection with the August 2018 private common stock offering at an exercise price of $0.14 cents for a period of five years.

●	During the year ended 2018, investors exercised 4,433,333 warrants at an average price of $0.05 cents per share on a cashless exercise basis in exchange for shares of common stock of the Company.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Life
Outstanding at January 1, 2017	48,164,543		$0.11	2.8 Years
Granted	2,470,267		$0.14	5.0 Years
Exercised/Cancelled	(4,433,333)		$0.05
Outstanding at December 31, 2018	46,201,477		$0.11	2.9 Years
Granted	1,251,750		$0.09	5.0 Years
Exercised/Cancelled	-	$		—
Outstanding at December 31, 2019	47,453,227		$0.09	1.9 Years

Stock Options

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2019.

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

The Company has also granted equity awards that have not been approved by security holders.

2019 Stock Option Issuances

●	During the year ended December 31, 2019, the Company granted options to acquire 3,600,000 shares of common stock to one member of the Board of Directors and three employees at fair market value on date of grant. Of the 3,600,000 stock options, 3,475,000 options vest over a three-year period and 125,000 options vest upon achieving certain performance thresholds. The options have a term of ten years and the approximate fair value of the options as of the grant date was $150,000.

2018 Stock Option Issuances

●	During the year ended December 31, 2018, the Company granted options to acquire 6,220,000 shares of common stock to ten employees and one non-employee of which 970,000 are exercisable at an average price of $0.12, 3,250,000 options are exercisable at an average price of $0.22 per share, and 2,000,000 are exercisable at $0.25 per share. The options have a term of ten years, were granted at fair market value at the date of grant and vest over three years. The grant date fair value of the options totaled approximately $962,000, which will be charged to expense over the three-year vesting term of which approximately $231,000 was related to non-employees.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2019 and 2018 using the Black Scholes Method and the following assumptions:

	2019	2018
Expected Volatility	75% to 80%	79.0% to 93.0%
Expected Term	2.5 – 5.9 Years	2.5 – 5.9 Years
Risk Free Rate	1.73% – 2.49%	2.42% – 3.00%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2019 and 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as of January 1, 2018	103,208,331	$0.19	9.5	$10,023,400
Granted	6,220,000	$0.22	10.0	$2,868.750
Exercised/Forfeited	(3,174,992)	$0.08	—	$—
Outstanding as of December 31, 2018	106,253,339	$0.19	9.5	$11,457,291
Granted	3,600,000	$0.07	10.0	$—
Forfeited	(453,333)	$0.13	—	$—
Outstanding as of December 31, 2019	109,400,006	$0.20	6.5	$280,000
Exercisable as of December 31, 2019	101,144,450	$0.19	7.4	$280,000

The following table summarizes stock option information as of December 31, 2019:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable
$0.0001	3,500,000	5.8	3,500,000
$0.05	35,700,006	6.9	31,950,006
$0.10	27,200,000	6.8	27,061,110
$0.12	1,200,000	9.0	—
$0.13	250,000	7.8	166,667
$0.15	2,800,000	5.9	2,800,000
$0.22	2,750,000	8.0	1,500,000
$0.25	2,500,000	7.9	1,166,667
$0.26	500,000	8.3	333.333
$0.29	1,000,000	7.3	666,667
$0.4	1,000,000	6.2	1,000,000
$0.45	31,000,000	5.9	31,000,000
		6.5
	109,400,006		101,144,450

As of December 31, 2019, there was approximately $446,000 and $27,000 of unrecognized compensation costs related to employee stock options and non-employee stock options, respectively, outstanding which will be recognized in 2020 through 2022. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2019 and 2018 was approximately $1,246,000 and $2,430,000, respectively.

The criteria for certain performance based stock options have not been achieved as of December 31, 2019.

NOTE 11 – DIRECT FINANCING LEASE

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

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the years ended December 31, 2019 and 2018 of approximately $63,400 and $69,400, respectively.

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

Year Ending December 31,
2020	$122,148
2021	122,148
2022	122,148
2023	122,148
2024	122,148
Thereafter	162,864
773,604
Less deferred revenue	(213,568)
Net investment in lease	$560,036

NOTE 12 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of December 31, 2019 is $91,079. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of December 31, 2019. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payment related to this capital lease are as follow for the calendar years ending from 2020-2022.

2020	$43,096
2021	43,096
2022	10,774
Total minimum lease payments	96,966

Less: Amount representing interest	(12,356)

Present value of minimum lease payments	$84,610

NOTE 13 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2019 and 2018.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2019 and 2018, are as follows:

	2019	2018
United States	$(8,548,570)	$(8,775,452)
Outside United States	(1,888,857)	(1,221,919)
Loss before income taxes	$(10,437,427)	$(9,997,371)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2019 and 2018:

	2019	2018
US Federal Statutory Tax Rate	21.00%	21.00%
State taxes	4.35%	4.35%
NOL True-Ups	5.27%	2.47%

Change in valuation allowance	(30.62%)	(27.82%)

	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Deferred Tax Assets
Net Operating Loss	$7,681,718	$5,981,004
Stock Options	6,632,746	5,890,565
Charitable Contributions	1,267	1,267
Basis Difference in Intangible Assets	7,405	99,296
Basis Difference Fixed Assets	—	5,096
Accrued Payroll	51,907	42,939
Valuation Allowance	(14,365,195)	(11,938,078)
Total Deferred Tax Asset	9,848	37,089

Debt Discounts	(6,769)	(27,086)
Debt Issuance Costs	(2,501)	(10,003)
Basis Difference Fixed Assets	(578)	—
Total Deferred Tax Liability	(9,848)	(37,089)

Net Deferred Tax Asset	$—	$—

As of December 31, 2019, the Company has available federal net operating loss carry forward of $25.9 million and state net operating loss carry forwards of $25.9 million. Operating loss carryforwards of approximately $25.9 million expire through 2039. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2019, the Company had a valuation allowance of approximately $14.4 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law included significant changes to the US Corporate income tax system, including a Federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of US international taxation from a worldwide tax system to a territorial tax system. As the Company is not currently a taxpayer due to ongoing operating losses, the impact on the financial statements is not material. We have reflected the lower rates in the calculation above in the information presented.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Executive Compensation

As of December 31, 2019, the Company had employment agreements with four members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, the employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined).

Leases

The lease related balances included in the Condensed Consolidated Balance Sheet as of December 31, 2019 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$254,919

Operating lease ROU assets – included in Other Assets	171,141

Total operating lease assets	$426,060

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$242,650

Long-term portion of ROU liabilities – included in Other liabilities	131,568

Total operating lease liabilities	$374,218

The weighted average lease term remining is 1.2 years and weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2019:

2020	$277,961
2021	96,606
2022	49,716
Total operating lease payments	424,283
Less: Imputed interest	(50,065)
Total operating lease liabilities	$374,218

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

In October 2018, the Company a entered into an office lease in Alpharetta, Georgia, for approximately $3,800 per month through March 31, 2020 or through the termination of the master lease.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017 for two years. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease was extended for one additional year through April 22, 2021 and extends annually unless written notice to the contrary is provided at least six months in advance. Furthermore, the Company leases an apartment at approximately $2,000 a month for one of the management team through April 2020.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

Rent expense for the years ended December 31, 2019 and 2018 was approximately $439,000 and $381,000 respectively.

The following is a schedule, by years, of the future minimum lease payments required under non-convertible operating leases as of December 31, 2019.

2020	$276,000
2021	97,000
2022	50,000
Total	$423,000

The Company has entered an agreement with a facial recognition software company for the grant of a perpetual license for commercial use (unless terminated for breach by either party). The initial payment under the license of $160,000 was paid in 2018 with two additional installments due on the first and second anniversary of the Effective Date of the arrangement amounting to $80,000 and $40,000, respectively. The Company is in discussion with the provider with respect to functionality as well as the remaining financial obligation.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $9.1 million, $0.4 million and $1.4 million, respectively, of which $4.2 million, $0.0 million and $1.2 million related to goodwill as of December 31, 2019.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2019	2018
Net Revenues:
North America	$642,313	$1,941,866
South America	455,475	476,234
Africa	1,454,257	1,410,893
	2,552,045	3,828,993

Identity Management	2,096,570	3,352,759
Payment Processing	455,475	476,234
	2,552,045	3,828,993

Loss From Operations
North America	(3,536,664)	(1,959,125)
South America	(5,186,550)	(6,540,029)
Africa	(1,362,535)	(824,065)
	(10,085,749)	(9,323,219)

Identity Management	(4,899,199)	(2,783,190)
Payment Processing	(5,186,550)	(6,540,029)
	(10,085,749)	(9,323,219)

Interest Expense	(375,598)	(757,801)
Other income/(expense)	23,920	83,649

Loss before income taxes	(10,437,427)	(9,997,371)

Income tax expense	(62,931)	(30,242)

Net loss	$(10,500,358)	$(10,027,613)

NOTE 16 – SUBSEQUENT EVENTS

Convertible Notes Payable

On February 14, 2020 the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). Philip D. Beck, Chief Executive Officer and Chairman of the Board, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000 payable by a deduction from his salary. Theodore Stern, a director of the Company, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000. Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and has agreed to provide the balance of the funding on or prior to April 30, 2020.

The 2020 Notes mature February 28, 2022 and are a secured obligation of the Company. The Company can prepay all or a portion of the 2020 Notes at any time provided that such amount prepaid shall be equal to 150% of the principal due. The Company shall pay interest on the 2020 Notes at the rate of 15% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the investor’s option, shares of common stock of the Company.

If the Company prepays all or a portion of the 2020 Note prior to the one-year anniversary of the 2020 Note issuance date (the (“2020 Note Anniversary”), then the Company will be required to pay interest on the principal prepaid through the 2020 Note Anniversary. Further, upon maturity or in the event of default and/or bankruptcy of the 2020 Notes, the Company will be required to pay 150% of the principal due under the 2020 Notes.

At the option of the 2020 Note Investors, they may at any time convert the 2020 Notes. The amount of shares delivered shall be equal to 150% of the amount of the principal converted divided by the conversion price of $0.20 per share. Following the 2020 Note Anniversary, the Company may require that the 2020 Note Investors convert all or a portion of the 2020 Notes, if the Company’s volume weighted average price for any preceding 20-day period is equal to or greater than $0.30.

Subject to the aggregate principal amount of all the 2020 Notes being not less than $1,500,000, the 2020 Note Investors are entitled to nominate and the Company will not unreasonably reject the appointment of a new member to the Company’s Board of Directors.

The Company and FIN Holdings, Inc. and ID Solutions, Inc., two of the Company’s subsidiaries, entered into a security agreement with the 2020 Note Investors, the holders of the 8% Convertible Notes in the principal amount of $428,000 issued December 2019 (the “8% Notes”) and the Theodore Stern Revocable Trust (the “Stern Trust”), which is the holder of the Promissory Note in the principal amount of $2,000,000 (the “Stern Note”). The security agreement provides that until the principal and accrued but unpaid interest under the 2020 Notes, 8% Notes and Stern Note is paid in full or converted pursuant to their terms, the Company’s obligations under the 2020 Notes, 8% Notes and Stern Note will be secured by a lien on all assets of the Company. The security interest granted to the holders of the 2020 Notes, 8% Notes and Stern Note ranks pari passu. The security agreement permits sales of assets up to a value of $1,000,000 which proceeds may be used for working capital purposes and the secured parties will take such steps as may be reasonably necessary to release its security interest and enable such sales in such circumstances. Each of the secured parties appointed Mr. Stern and a third-party investor as joint collateral agents. Mr. Stern, a director of the Company, is the trustee of the Stern Trust. Further, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Company and the holders of the 8% Notes entered into an amendment agreement pursuant to which that the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, save that the maturity shall be extended to the same maturity date as the 2020 Notes. A securities purchase agreement for $50,000 in 8% Notes was cancelled by mutual consent reducing the principal amount of the 8% Notes from $478,000 to $428,000.

In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

In February 2020, the Company offered all warrant holders holding warrants to purchase shares of Company common stock issued in July 2015 (“2015 Warrants”) the right to extend the term of the 2015 Warrants for a period of two years, subject to an increase in the Exercise Price (as defined therein) to $0.06 per share, providing that such warrant holders invested a minimum $100,000 in the 2020 Note private offering. As a result, a portion of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period until February 2022 of 2015 Warrants representing the right to acquire 6,385,000 shares of common stock. Mr. Selzer holds 880,000 2015 Warrants, which were also extended as a result of his investment.

Covid 19

In December 2019, a novel strain of coronavirus (“Covid 19”) emerged globally and has been declared a pandemic. The extent to which Covid 19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time.