Form 10-Q
period 2020-03-31
Ipsidy Inc.
filed 2020-05-11
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common Stock, par value $0.0001	522,731,646 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues and history of losses,
●	our ability to continue as a going concern,
●	our ability to raise additional working capital as necessary,
●	our ability to satisfy our obligations as they become due,
●	the failure to successfully commercialize our product or sustain market acceptance,
●	the reliance on third party agreements and relationships for development of our business,
●	our operations in foreign markets,
●	breaches of network or information technology services,
●	the control exercised by our management,
●	the impact of government regulation on our business,
●	our ability to effectively compete,
●	the possible inability to effectively protect our intellectual property,
●	the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established, and
●	the impact of the Covid-19 Pandemic.

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$562,248	$567,081
Accounts receivable, net	649,697	125,859
Current portion of net investment in direct financing lease	67,128	65,333
Inventory, net	157,445	173,575
Other current assets	397,625	753,505
Total current assets	1,834,143	1,685,353

Property and equipment, net	149,689	161,820
Other assets	506,817	383,066
Intangible assets, net	5,308,851	5,593,612
Goodwill	4,347,054	5,218,861
Net investment in direct financing lease, net of current portion	477,222	494,703
Total assets	$12,623,776	$13,537,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,836,034	$2,215,912
Capital lease obligation, current portion	35,871	34,816
Note payable, current portion	5,486	5,341
Deferred revenue	546,995	425,276
Total current liabilities	2,424,386	2,681,345

Notes payable, net of discounts and current portion	6,098	1,970,937
Convertible debt, net of discounts	5,444,818	428,000
Capital lease obligation, net of current portion	40,421	49,794
Operating lease liabilities	112,364	131,568
Total liabilities	8,028,087	5,261,644

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 522,731,646 and 518,125,454 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	52,273	51,812
Additional paid in capital	95,254,309	94,982,167
Accumulated deficit	(90,772,014)	(86,935,593)
Accumulated comprehensive income	61,121	177,385
Total stockholders’ equity	4,595,689	8,275,771
Total liabilities and stockholders’ equity	$12,623,776	$13,537,415

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues:
Products and services	$778,938	$723,941
Lease income	14,851	16,437
Total revenues, net	793,789	740,378

Operating Expenses:
Cost of sales	355,723	176,463
General and administrative	1,483,122	2,140,831
Research and development	430,401	430,670
Impairment loss	871,807	-
Depreciation and amortization	325,344	160,788
Total operating expenses	3,466,397	2,908,752

Loss from operations	(2,672,608)	(2,168,374)

Other Income (Expense):
Interest expense, net	(179,050)	(86,890)
Other (expense) income	(975,889)	6,226
Other expense, net	(1,154,939)	(80,664)

Loss before income taxes	(3,827,547)	(2,249,038)

Income tax expense	(8,874)	(13,701)

Net loss	$(3,836,421)	$(2,262,739)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding - Basic and diluted	519,436,402	478,950,996

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Loss	$(3,836,421)	$(2,262,739)
Foreign currency translation (loss) gain	(116,264)	24,228
Comprehensive loss	$(3,952,685)	$(2,238,511)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Three Months Ended March 31, 2020
Balances, December 31, 2019	518,125,454	$51,812	$94,982,167	$(86,935,593)	$177,385	$8,275,771
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Stock-based compensation	4,500,000	450	168,660	-	-	169,110
Issuance of common stock to settle accounts payable	106,192	11	8,259	-	-	8,270
Net loss	-	-	-	(3,836,421)	-	(3,836,421)
Foreign currency translation	-	-	-	-	(116,264)	(116,264)
Balances, March 31, 2020	522,731,646	$52,273	$95,254,309	$(90,772,014)	$61,121	$4,595,689

Three Months Ended March 31, 2019
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$(76,435,235)	$207,754	$14,591,096
Stock-based compensation	-	-	415,379	-	-	415,379
Net loss	-	-	-	(2,262,739)	-	(2,262,739)
Foreign currency translation	-	-	-	-	24,228	24,228
Balances, March 31, 2019	478,950,996	$47,895	$91,186,061	$(78,697,974)	$231,982	$12,767,964

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,836,421)	$(2,262,739)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	304,211	160,788
Stock-based compensation	169,110	415,379
Amortization of debt discounts and issuance costs	95,948	27,441
Extinguishment of note payable	985,481	-
Impairment loss	871,807	-
Changes in operating assets and liabilities:
Accounts receivable	(450,291)	(557,737)
Net investment in direct financing lease	15,686	14,100
Other current assets	355,880	213,842
Inventory	37,714	(42,424)
Accounts payable and accrued expenses	156,446	(28,964)
Deferred revenue	121,719	315,624
Net cash flows from operating activities	(1,172,710)	(1,744,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,394)	(14,900)
Investment in other assets	(128,676)	(315,282)
Net cash flows from investing activities	(131,070)	(330,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible notes	1,510,000	-
Payment of debt issuance costs	(104,800)	-
Principal payments on notes payable and capital lease obligations	(9,600)	(7,381)
Net cash flows from financing activities	1,395,600	(7,381)

Effect of Foreign Currencies	(96,653)	30,817

Net Change in Cash	(4,833)	(2,051,436)
Cash, Beginning of the Period	567,081	4,972,331
Cash, End of the Period	$562,248	$2,920,895

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,792	$4,223
Cash paid for income taxes	$8,874	$13,701

Non-cash Investing and Financing Activities:
Modification of warrants issued with convertible debt	$95,223	$-
Exchange of notes payable and accrued interest for convertible notes payable	$2,662,000	$-
Settlement of accounts payable with issuance of common stock	$8,270	$-
Purchase of vehicle with note payable	$-	$16,510
Recognition of lease right to use assets and liabilities	$-	$514,473

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of Ipsidy Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, Cards Plus Pty Ltd. and Ipsidy Peru S.A.C. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2020, the Company had an accumulated deficit of approximately $90.8 million. For the three months ended March 31, 2020 the Company earned revenue of approximately $0.8 million and incurred a loss from operations of approximately $2.7 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2019 and 2018 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

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

In May 2020, the Company received a loan of approximately $485,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates most of the loan will be forgiven in accordance with the provisions of the program.

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

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa has not had any operations in April 2020 as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019 because their effect was antidilutive:

Security	2020	2019
Stock Options	109,823,340	106,253,339
Warrants	47,453,227	46,201,477
Total	157,276,567	152,454,816

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at March 31, 2020 consist solely of the cards inventory. As of December 31, 2019, inventory consisted of kiosks that were not placed into service and were held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2019, the Company had an inventory valuation allowance of approximately $236,000 to reflect net realizable value of the kiosks that are being held for sale and the Company believed no valuation allowance was necessary regarding the cards inventory. As of March 31, 2020, the Company did not believe a valuation allowance was necessary for the cards inventory.

Revenue Recognition

Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities during the period ended March 31, 2020.

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

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $547,000 and $425,000 as of March 31, 2020 and December 31, 2019 for certain revenue that will be earned in future periods. The majority of the $425,000 of deferred revenue contract liability as of December 31, 2019 was earned in the three months ended March 31, 2020. The $547,000 of deferred revenue contract liability as of March 31, 2020 will be earned ratably over the ensuing four quarters. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from the identity services could include multiple performance obligations. A performance obligation under the revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the standard accordingly to the revenue and expense derived from or related to each such service.

Additionally, the Company capitalizes the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. The incremental costs of acquiring and fulfilling a contract are those that the Company incurs to acquire and fulfill a contract with a customer that it would not have incurred if the contract had not been acquired (for example, a sales commission or specific incremental costs associated with the contract).

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

As of March 31, 2020, the Company had deferred contract costs, represented by contract cost assets of approximately $5,000 which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation will be met over the next year and the costs will be expensed as the associated revenue is recognized as the Company performances its obligations.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019:

	2020	2019
Property and equipment	$284,710	$282,316
Equipment under capital lease (see Note 10)	156,867	156,867
	441,577	439,183
Less Accumulated depreciation	(291,888)	(277,363)
Property and equipment, net	$149,689	$161,820

Depreciation expense totaled $14,525 and $18,630 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets consisted of the following at March 31, 2020 and December 31, 2019 :

	March 31, 2020	December 31, 2019
Software and development	$198,010	$128,005
Operating lease right of use assets	130,504	171,141
Other	178,303	83,920
	$506,817	$383,066

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2020:

		Acquired and
	Customer	Developed	Intellectual	Non-	Patents
	Relationships	Software	Property	Compete	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years	N/A

Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$-	$108,877	$5,593,612
Additions	-	-	-	-	4,925	4,925
Amortization	(39,679)	(212,911)	(37,096)	-	-	(289,686)
Carrying Value at March 31, 2020	$930,340	$3,439,013	$825,696	$-	$113,802	$5,308,851

The following is a summary of intangible assets as of March 31, 2020:

		Acquired and
	Customer	Developed	Intellectual	Non-	Patents
	Relationships	Software	Property	Compete	Pending	Total
Cost	$1,587,159	$4,071,550	$1,498,363	$14,087	$113,802	$7,284,960
Accumulated amortization	(656,819)	(632,537)	(672,667)	(14,087)	-	(1,976,110)
Carrying Value at March 31, 2020	$930,340	$3,439,013	$825,696	$-	$113,802	$5,308,851

Amortization expense totaled $289,686 and $141,047 for the three months ended March 31, 2020 and 2019, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2020	$869,057
2021	1,158,743
2022	1,065,409
2023	1,014,420
2024	790,106
Thereafter	411,116
$5,308,851

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Trade payables	$689,266	$621,292
Accrued interest	43,736	641,834
Accrued payroll and related obligations	418,119	386,165
Current portion of operating lease liabilities	217,131	242,650
Other	467,782	323,971
Total	$1,836,034	$2,215,912

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

In January 2017, the Company issued a Senior Unsecured Note (“Note”) a face value of $3,000,000, payable two years from issuance, along with an aggregate of 4,500,000 shares of Common Stock, with a fair value of $1,147,500. The Company allocated the proceeds to the note payable and common stock based on their relative fair value and recorded a discount of $830,018 to be amortized into interest expense over the two-year term of the note. The Company also paid debt issuance costs consisting of a cash fee of $120,000 and 1,020,000 shares of common stock of the Company with a fair value of $306,000. On April 30, 2018, the Company and the Noteholder agreed to extend the due date of the note until April 30, 2020 for an extension fee of 1,500,000 shares of the Common Stock issued to the Noteholder. The April 2018 change in terms of the Note payable has been determined to be a debt extinguishment in accordance with ASC 470. The reported amounts under the debt extinguishment are not significantly different than that of the Company’s reported amounts. The Note was amended on February 14, 2020 to conform to the terms of the 2020 Convertible Notes Payable offering. See below	$-	$2,000,000
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	11,584	12,866
Total Principal Outstanding	$11,584	$2,012,866
Unamortized Deferred Debt Discount	-	(26,722)
Unamortized Deferred Debt Issuance Costs	-	(9,866)
Notes Payable, Net	$11,584	$1,976,278
Notes Payable, current portion, net of discounts and current portion	$5,486	$5,341
Notes Payable, net of discounts and current portion	6,098	1,970,937
	$11,584	$1,976,278

As noted above, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes detailed in Note 7. The Company accounted for the Restated Stern Note as an extinguishment of the Note and recorded a charge of $985,000 included in Other expenses in accompanying condensed consolidated statements of operations.

The following is a roll-forward of the Company’s notes payable and related discounts for the three months ended March 31, 2020:

	Principal Balance	Debt Discounts	Debt Issuance Costs	Total
Balance at December 31, 2019	$2,012,866	$(9,866)	$(26,722)	$1,976,278
Payments	(1,282)	-	-	(1,282)
Conversion of note payable to convertible notes payable	(2,000,000)	-	-	(2,000,000)
Amortization	-	9,866	26,722	36,588
Balance at March 31, 2020	$11,584	$-	$-	$11,584

See Note 7 with the respect to the conversion of the $2,000,000 Senior Unsecured Note.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 13, 2019, the Company entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). The 8% Notes were to mature on November 30, 2021 and were a general unsecured obligation of the Company. The Company can prepay all or a portion of the 8% Notes at any time. The Company shall pay any interest on the 8% Notes at the rate of 8.0% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the holder’s option, shares of common stock of the Company. At the option of the 8% Note investors, all or a portion of the 8% Notes may be converted into shares of common stock of the Company at a conversion price of $0.08 per share. If the holders of the 8% Notes owning outstanding 8.0% Notes representing in excess of half of the aggregate outstanding principal amount of all 8% Notes provide notice to the Company of their intent to convert their 8% Notes, then all 8% Notes plus unpaid interest and other amounts owing to each of the holders shall be automatically converted.

In February 2020, the Company and the holders of the 8% Notes entered into an amendment agreement pursuant to which the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, that the maturity shall be extended to the same maturity date as the 2020 Notes, namely February 28, 2022 and the 8% Notes became a secured obligation of the Company.

On February 14, 2020 the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). Philip D. Beck, Chief Executive Officer and Chairman of the Board, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000 paid by a deduction from his salary. Theodore Stern, a director of the Company, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000. Herbert Selzer, a director of the Company invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and provided the balance of the funding in April 2020.

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

If the Company prepays all or a portion of the 2020 Note prior to the one-year anniversary of the 2020 Note issuance date (the (“2020 Note Anniversary”), then the Company will be required to pay interest on the principal prepaid or paid at maturity through the 2020 Note Anniversary. Further, upon maturity or in the event of default and/or bankruptcy of the 2020 Notes, the Company will be required to pay 150% of the principal due under the 2020 Notes.

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

The Company and FIN Holdings, Inc. and ID Solutions, Inc., two of the Company’s subsidiaries, entered into a security agreement with the 2020 Note Investors (“Security Agreement”), the holders of the 8% Notes and the Theodore Stern Revocable Trust (the “Stern Trust”), which is the holder of the Promissory Note in the principal amount of $2,000,000 (the “Stern Note”). The Security Agreement provides that until the principal and accrued but unpaid interest under the 2020 Notes, 8% Notes and Stern Note is paid in full or converted pursuant to their terms, the Company’s obligations under the 2020 Notes, 8% Notes and Stern Note will be secured by a lien on all assets of the Company. The security interest granted to the holders of the 2020 Notes, 8% Notes and Stern Note ranks pari passu. The Security Agreement permits sales of assets up to a value of $1,000,000 which proceeds may be used for working capital purposes and the secured parties will take such steps as may be reasonably necessary to release its security interest and enable such sales in such circumstances. Each of the secured parties appointed Mr. Stern and a third-party investor as joint collateral agents. Mr. Stern, a director of the Company, is the trustee of the Stern Trust.

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

In February 2020, the Company offered all warrant holders holding warrants to purchase shares of Company common stock issued in July 2015 (“2015 Warrants”) the right to extend the term of the 2015 Warrants for a period of two years, subject to an increase in the Exercise Price (as defined therein) to $0.06 per share, providing that such warrant holders invested a minimum $100,000 in the 2020 Note private offering. As a result, a portion of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period two years for the 2015 Warrants representing the right to acquire 6,380,000 shares of common stock. The fair market value of the modification of warrants extended was approximately $95,000. Mr. Selzer holds 2015 Warrants to acquire 880,000 shares of common stock, which were also extended as a result of his investment.

The following is a summary of the convertible notes payable outstanding at March 31, 2020:

8% convertible notes payable issued December 2019	$428,000
15% convertible notes payable issued February 2020	5,265,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(811,798)
Unamortized debt issuance costs	(98,384)

$5,444,818

Future maturities of convertible notes payable are as follows:

2020	$-
2021	-
2022	6,355,000

$6,355,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

Theodore Stern and Philip Beck, members of the board of directors of the Company, invested $50,000 each in consideration of the 2020 Note. Another director, Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and has provided the balance of the funding in April 2020. Mr. Selzer holds 880,000 2015 Warrants, which were also extended as a result of his investment. See Note 7

Further, the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and subject to the same Security Agreement and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Restated Stern Note includes a 50% repayment premium. Mr. Stern, the Trustee of the Stern Trust also entered into the Security Agreement as one of the joint collateral agents.

Issuance of Common Stock

During the quarter ended March 31, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of March 31, 2020.

Other

In connection with the offering of the 2020 Notes, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer (“Network 1”), a cash fee of approximately $104,800. A former member of the Company’s Board of Director’s maintains a partnership with a principal of Network 1.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000 (as of January 1, 2020). The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO, and his family. During each of the three months ended March 31, 2020 and 2019, the Company paid rent of $15,000 and $22,275, respectively.

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2020, the Company granted 4,500,000 shares of Restricted Common Stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 1,500,000 to an employee in connection with his employment compensation . The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

During the quarter ended March 31, 2020, the Company issued approximately 106,000 shares of common stock to a third party provider of services in lieu of cash compensation.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	47,453,227	$0.08	1.4 Years

Outstanding at March 31, 2020	47,453,227	$0.09	1.2 Years

During the quarter ended March 31, 2020, certain of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period two years, subject to an increase in the Exercise Price from $0.05 per share (as defined therein) to $0.06 per share of 2015 Warrants representing the right to acquire 6,380,000 shares of common stock. Mr. Selzer, a director of the Company, holds 880,000 2015 Warrants, which were also extended as a result of his investment. The fair market value of the modification of warrants extended was approximately $95,000.

Stock Options

The Company did not grant any stock options in the first quarter of 2019. During the three months ended March 31, 2020 , the Company determined the grant date fair value of the options granted using the Black Scholes Method. The following assumptions were used in the three months ended March 31, 2020:

Expected Volatility – 75%

Expected Term – 6.5 Years

Risk Free Rate – 0.6%

Dividend Rate – 0.00%

Activity related to stock options for the three months ended March 31, 2020 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2019	109,400,006	$0.20	6.5	$280,000
Granted	990,000	0.06	10.0	-
Forfeitures	(566,666)	0.23
Outstanding as of March 31, 2020	109,823,340	0.20	6.6	$104,650
Exercisable as of March 31, 2020	102,475,006	$0.20	6.3	$104,650

The following table summarizes stock option information as of March 31, 2020:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable

0.00001	3,500,000	5.75	3,500,000
0.05	35,700,006	6.60	31,950,006
0.06	990,000	9.80	-
0.10	27,200,000	6.75	27,200,000
0.12	1,133,334	9.00	358,333
0.13	250,000	7.80	166,667
0.15	2,800,000	5.85	2,800,000
0.22	2,583,333	8.05	1,500,000
0.25	2,500,000	7.85	1,833,333
0.26	166,667	8.30	166,667
0.29	1,000,000	7.30	1,000,000
0.40	1,000,000	6.17	1,000,000
0.45	31,000,000	5.85	31,000,000
	109,823,340	6.32	102,475,006

During the three months ended March 31, 2020, the Company recognized approximately $121,000 of stock-based compensation expense related to options of which non-employees expense was approximately $7,000. As of March 31, 2020, there was approximately $293,000 of unrecognized compensation costs related to stock options outstanding of which approximately $20,000 was related to non-employees and will be expensed through 2022.

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

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended March 31, 2020 of approximately $15,000.

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

Year ending December 31
Remainder 2020	$91,611
2021	122,148
2022	122,148
2023	122,148
2024	122,148
Thereafter	162,864
Sub-total	743,067
Less deferred revenue	(198,717)
Net investment in lease	$544,350

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of March 31, 2020 is $99,115. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of March 31, 2020. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year ending December 31
Remainder of 2020	$32,322
2021	43,096
2022	10,774
Total minimum lease payments	86,192
Less: Amount representing interest	(9,900)
Present value of minimum lease payments	$76,292

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

Leases

For the three months ended March 31, 2020, lease expense was approximately $99,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of March 31, 2020 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$223,526

Operating lease ROU assets – included in Other Assets	$107,814

Total operating lease assets	$331,340

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$217,131

Long-term portion of ROU liabilities – included in Other liabilities	112,364

Total operating lease liabilities	$329,495

The weighted average lease term is 1.8 years and weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020:

Remainder of 2020	$223,750
2021	96,607
2022	49,716
Total operating lease payments	370,073
Less: Imputed interest	(40,578)
Total operating lease liabilities	$329,495

The Company leases approximately 2,100 square feet of office space in Plantation, Florida. Monthly rental is approximately $2,700 per month with a 3% increase on each annual anniversary. The Company will be responsible for their respective share of building expenses. The lease term is through August 2020.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of 5,000. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our CEO and his family.

In October 2018, the Company a entered into an office lease in Alpharetta, Ga. for approximately $3,800 per month through March 31, 2020. The Company did not renew the lease.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017. The lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease is automatically extended for one additional year unless written notice to the contrary is provided at least six months in advance. The Company extended the lease through April 2021. Furthermore, the Company leased an apartment at approximately $2,000 a month for one of the management team which has now been terminated.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

NOTE 13- IMPAIRMENT LOSS

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment at Cards Plus as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value. The goodwill impairment loss for the quarter ended March 31, 2020 was approximately $872,000.

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

Information about revenue, profit/loss and assets

The CODM evaluates performance and allocates resources based on net revenue and operating results of the geographic region as the current operations of each geography are either primarily identity management or payment processing. Identity management revenue is generated in North America and Africa and payment processing revenue is earned in South America which are the three geographic regions of the Company. We have included the lease income in payment processing as the leases are related to unattended ticketing kiosks.

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $7.3 million, $0.7 million and $1.3 million.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	(unaudited) Three Months Ended
	March 31, 2020	March 31, 2019
Net Revenues:
North America	$133,554	$227,041
South America	113,624	125,328
Africa	546,611	388,009
	793,789	740,378

Identity Management	680,165	615,050
Payment Processing	113,624	125,328
	793,789	740,378

Loss From Operations
North America	(406,392)	(737,962)
South America	(1,212,152)	(1,256,952)
Africa	(1,054,064)	(173,460)
	(2,672,608)	(2,168,374)

Identity Management	(1,460,456)	(911,422)
Payment Processing	(1,212,152)	(1,256,952)
	(2,672,608)	(2,168,374)

Interest Expense	(179,050)	(86,890)
Other income/(expense)	(975,891)	6,226

Loss before income taxes	(3,827,547)	(2,249,038)

Income tax expense	(8,874)	(13,701)

Net loss	$(3,836,421)	$(2,262,739)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of March 31, 2020, the Company had an accumulated deficit of approximately $90.8 million. For the three months ended March 31, 2020 the Company earned revenue of approximately $0.8 million and incurred a loss from operations of approximately $2.7 million.

The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2019 and 2018 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

Our identity authentication solution, Verified by Ipsidy, can be delivered seamlessly via mobile web browser, by Ipsidy’s mobile application or into a customer’s mobile app, using our SDK’s. Verified helps our customers gain identity certainty of their users (customers and employees) who can conveniently and securely consent to a variety of electronic transactions, using their biometrics. For example, Datapro, a financial services banking platform, has integrated Verified to secure access to their online banking software. Ipsidy has also integrated its authentication services to allow trucking fleets and drivers to use their biometrics to securely open locks that safeguard valuable assets and physical environments.

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

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we will continue to use Adjusted EBITDA in connection with our executive performance-based compensation in 2020.

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

Reconciliation of Net Loss to Adjusted EBITDA

	(unaudited) For the Quarter Ended
	March 31, 2020	March 31, 2019

Net loss	$(3,836,421)	$(2,262,739)

Add Back:

Interest expense	179,050	86,890
Other expense (income)	(975,889)	(6,226)
Depreciation and amortization	325,344	160,788
Income tax expense	8,874	13,701
Impairment loss	871,807	-
Stock compensation	169,110	415,379

Adjusted EBITDA (Non-GAAP)	$(1,306,347)	$(1,592,207)

Adjusted EBITDA loss for the quarter ended March 31, 2020 decreased approximately $0.3 million due to a decrease in salary and technology expenditures.

Three Months Ended March 31, 2020 and March 31, 2019

Revenues, net

During the three months ended March 31, 2020, the Company had revenues of approximately $794,000 compared to $740,000 in the three months ended March 31, 2019. The increase is related to higher sales at Cards Plus offset by a reduction in Ipsidy from revenue providing election services.

Cost of sales

During the three months ended March 31, 2020, cost of sales was higher than the cost of sales in the three months ended March 31, 2019 principally due to lower margin revenue at Cards Plus.

General and administrative expenses

During the three-month period ended March 31, 2020 compared to March 31, 2019, general and administrative expense decreased by approximately $0.8 million principally due to lower overall compensation costs and stock compensation charges.

Research and development expenses

During the three-month period ended March 31, 2020 compared to March 31, 2019, research and development expenses were consistent as the Company continued to invest in its products and services to be offered.

Impairment loss

During the three months ended March 31, 2020, the Company recorded an impairment loss of approximately $872,000 associated with goodwill of one of its reporting units.

As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value.

Depreciation and amortization expense

During the three-month period ended March 31, 2020 compared to March 31, 2020, depreciation and amortization expense increased as a result of placing into service certain of the new product offerings.

Other Income (Expense)

During the three months period ended March 31, 2020, the Company recorded a charge of approximately $985,000 related to an extinguishment of a note payable.

Interest expense

Interest expense increased during the three-month period ended March 31, 2020 compared to March 31, 2019, principally due to the convertible debt offerings in December 2019 and February 2020.

Liquidity and Capital Resources

The Company has approximately $0.6 million of cash on hand and has a deficiency in working capital of approximately of approximately $0.6 million

Cash used in operating activities was approximately $1.2 million and $1.7 million in the three months ended March 31, 2020 and March 31, 2019 respectively.

The Company expects incremental revenue and cash to be generated in the second quarter of 2020 and beyond from the delivery of software products to new customers across various geographies.

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

In May 2020, the Company received a loan of approximately $485,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates most of the loan will be forgiven in accordance with the provisions of the program.

In 2020, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available or available on acceptable terms. In order to continue our operations through December 31, 2020 as contemplated in our current business plan, we expect that we will need to raise approximately $2.0 to $3.5 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

The Company did not raise funds in the first quarter of 2019.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa has not had any operations in April 2020 as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

See above – Impairment loss and Note 13 to the unaudited financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, the Company has instituted revised policies and procedures with respect to impairment for goodwill and intangible assets, including an intention to use third party experts when appropriate. We believe that these efforts have begun to remediate the control deficiency that existed in 2019 and we will continue to evaluate our processes and policies for further remediation efforts. We anticipate that these remediation efforts will be sufficient to address the control deficiency by the end of the current fiscal year. Except for these remediation efforts, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

Further, as of the same date the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes.

On March 6, 2020, the Company granted 4,500,000 shares of restricted common stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 1,500,000 to an employee in connection with his employment compensation. The restricted stock vests upon the achievement of certain performance criteria.

During the quarter ended March 31, 2020, the Company issued approximately 106,000 shares of common stock to a third party provider of services in lieu of cash compensation.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On January 14, 2020, the Company appointed Phillip L. Kumnick, a director of the Company, as Deputy Chairman of the Company, and Thomas Szoke was appointed as Chief Operating Officer of the Company. Mr. Szoke previously served as the Chief Technology Officer of the Company and continues to serve as a director of the Company. Christopher White was appointed as Chief Technology Officer of the Company. On January 27, 2020, Ricky Solomon resigned as a director of the Company. On March 6, 2020, Phillip Broenniman was appointed as a member of the Board of Directors of the Company. Pursuant to the terms of the 2020 Notes, the holders of the notes are entitled to nominate and the Company will not unreasonably reject the appointment of a new member to the Company’s Board of Directors. Mr. Broenniman was designated by the note holders.

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

Dated: May 11, 2020