Form 10-Q
period 2020-06-30
Ipsidy Inc.
filed 2020-08-06
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, par value $0.0001	546,654,196 shares
Documents incorporated by reference:	None

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$814,950	$567,081
Accounts receivable, net	158,635	125,859
Stock subscription receivable	965,033	-
Current portion of net investment in direct financing lease	68,909	65,333
Inventory, net	162,435	173,575
Other current assets	379,139	753,505
Total current assets	2,549,101	1,685,353

Property and equipment, net	113,815	161,820
Other assets	241,600	383,066
Intangible assets, net	5,272,041	5,593,612
Goodwill	4,183,232	5,218,861
Net investment in direct financing lease, net of current portion	459,331	494,703
Total assets	$12,819,120	$13,537,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,655,107	$2,215,912
Notes payable, current portion	5,635	5,341
Capital lease obligation, current portion	36,958	34,816
Deferred revenue	454,086	425,276
Total current liabilities	3,151,786	2,681,345

Long-term liabilities:
Notes payable, net of discounts and current portion	490,392	1,970,937
Convertible debt, net of discounts	5,563,538	428,000
Capital lease obligation, net of current portion	30,764	49,794
Operating lease liabilities	92,503	131,568
Total liabilities	9,328,983	5,261,644

Commitments and Contingencies (Note 12)

Stockholders' Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 546,654,196 and 518,125,454 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	54,665	51,812
Additional paid in capital	97,528,578	94,982,167
Accumulated deficit	(94,234,462)	(86,935,593)
Accumulated comprehensive income	141,356	177,385
Total stockholders' equity	3,490,137	8,275,771
Total liabilities and stockholders' equity	$12,819,120	$13,537,415

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Products and services	$306,692	$628,905	$1,085,630	$1,352,846
Lease income	14,427	16,056	29,278	32,493
Total revenues, net	321,119	644,961	1,114,908	1,385,339

Operating Expenses:
Cost of sales	61,798	189,261	417,521	365,724
General and administrative	2,389,794	2,007,038	3,872,916	4,147,869
Research and development	190,339	366,292	620,740	796,962
Impairment loss	163,822	-	1,035,629	-
Depreciation and amortization	321,987	166,908	647,331	327,696
Total operating expenses	3,127,740	2,729,499	6,594,137	5,638,251

Loss from operations	(2,806,621)	(2,084,538)	(5,479,229)	(4,252,912)

Other Income (Expense):
Interest expense	(310,153)	(93,260)	(489,203)	(180,150)
Other (expense) income, net	(342,082)	6,271	(1,317,971)	12,497
Other expense, net	(652,235)	(86,989)	(1,807,174)	(167,653)

Loss before income taxes	(3,458,856)	(2,171,527)	(7,286,403)	(4,420,565)

Income tax expense	(3,592)	(4,264)	(12,466)	(17,965)

Net loss	$(3,462,448)	$(2,175,791)	$(7,298,869)	$(4,438,530)

Net loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	523,234,921	479,787,679	524,207,499	476,369,338

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Loss	$(3,462,448)	$(2,175,791)	$(7,298,869)	$(4,438,530)
Foreign currency translation gain (loss)	80,235	(10,526)	(36,029)	13,702
Comprehensive loss	$(3,382,213)	$(2,186,317)	$(7,334,898)	$(4,424,828)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Six Months Ended June 30, 2020
Balances, December 31, 2019	518,125,454	$51,812	$94,982,167	$(86,935,593)	$177,385	$8,275,771
Sale of common stock for cash	3,441,558	344	199,656	-		200,000
Warrant exercise	20,480,992	2,048	1,246,935	-	-	1,248,983
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	4,500,000	450	629,543	-	-	629,993
Common stock issued for services	106,192	11	8,259	-	-	8,270
Net loss	-	-	-	(7,298,869)	-	(7,298,869)
Foreign currency translation	-	-	-	-	(36,029)	(36,029)
Balances, June 30, 2020	546,654,196	$54,665	$97,528,578	$(94,234,462)	$141,356	$3,490,137

Three Months Ended June 30, 2020
Balances, March 31, 2020	522,731,646	$52,273	$95,254,309	$(90,772,014)	$61,121	$4,595,689
Sale of common stock for cash	3,441,558	344	199,656	-	-	200,000
Warrant exercise	20,480,992	2,048	1,246,935	-	-	1,248,983
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	-	-	460,883	-	-	460,883
Net loss	-	-	-	(3,462,448)	-	(3,462,448)
Foreign currency translation	-	-	-	-	80,235	80,235
Balances, June 30, 2020	546,654,196	$54,665	$97,528,578	$(94,234,462)	$141,356	$3,490,137

Six Months Ended June 30, 2019
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$(76,435,235)	$207,754	$14,591,096
Sale of common stock for cash	38,763,750	3,876	2,828,276	-	-	2,832,152
Common stocck issued for services	410,708	41	41,071	-	-	41,112
Stock-based compensation	-	-	787,720	-	-	787,720
Net loss	-	-	-	(4,438,530)	-	(4,438,530)
Foreign currency translation	-	-	-	-	13,702	13,702
Balances, June 30, 2019	518,125,454	$51,812	$94,427,749	$(80,873,765)	$221,456	$13,827,252

Three Months Ended June 30, 2019
Balances, March 31, 2019	478,950,996	$47,895	$91,186,061	$(78,697,974)	$231,982	$12,767,964
Sale of common stock for cash	38,763,750	3,876	2,828,276	-	-	2,832,152
Common stock issued for services	410,708	41	41,071	-	-	41,112
Stock-based compensation	-	-	372,341	-	-	372,341
Net loss	-	-	-	(2,175,791)	-	(2,175,791)
Foreign currency translation	-	-	-	-	(10,526)	(10,526)
Balances, June 30, 2019	518,125,454	$51,812	$94,427,749	$(80,873,765)	$221,456	$13,827,252

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,298,869)	$(4,438,530)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	600,978	327,696
Stock-based compensation	629,993	787,720
Extinguishment of note payable	985,481
Amortization of debt discount and debt issuance costs, net	214,668	54,882
Common stock issued for services	-	41,112
Warrant exercise inducement expense	366,795	-
Impairment loss/write-off of assets	1,059,495	-
Changes in operating assets and liabilities:
Accounts receivable	(23,217)	(63,869)
Net investment in direct financing lease	31,796	28,581
Inventory	21,984	(60,818)
Other current assets	374,366	155,035
Accounts payable and accrued expenses	1,056,433	324,076
Deferred revenue	28,810	173,518
Net cash flows from operating activities	(1,951,287)	(2,670,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,394)	(14,902)
Decrease in other assets	13,462	-
Investment in other assets including work in process	(124,870)	(940,068)
Net cash flows from investing activities	(113,802)	(954,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	1,510,000	-
Payment of debt issuance costs	(104,800)	-
Proceeds from sale of common stock offering, net of offering costs	200,000	2,832,152
Proceeds from the exercise of warrants	283,950	-
Proceeds from the payroll protection loan	485,760	-
Principal payments on capital lease obligations and notes payable	(19,487)	(14,987)
Net cash flows from financing activities	2,355,423	2,817,165

Effect of foreign currencies exchange on cash	(42,465)	20,291

Net change in Cash	247,869	(788,111)
Cash, Beginning of Period	567,081	4,972,331
Cash, End of Period	$814,950	$4,184,220

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,296	$4,223
Cash paid for income taxes	$12,466	$13,701

Non-cash Investing and Financing Activities:
Modification of warrants issued with convertible debt	$95,223	$-
Exchange of notes payable and accrued interest for convertible notes payable	$2,662,000	$-
Warrant exercise with a subscription receivable	$965,033	$-
Settlement of accounts payable with common stock	$8,270	$-
Purchase of vehicle with note payable	$-	$16,510
Recognition of lease right to use assets and labilities	$-	$514,473
Reclassification of software development to intangible costs	$252,875	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Going Concern

As of June 30, 2020, the Company had an accumulated deficit of approximately $94.2 million. For the six months ended June 30, 2020 the Company earned revenue of approximately $1.1 million and incurred a loss from operations of approximately $5.5 million.

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

On February 14, 2020, the Company entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

In May 2020, the Company received a loan of approximately $485,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid.

In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors purchased 3,441,558 shares of common stock at an average price of $0.06 cents per share for $200,000.

Additionally, on June 30, 2020, the Company entered into and consummated private transactions pursuant to which a portion of the Company’s warrants exercisable at various prices were exercised at an average exercise price of $0.06 per share for approximately $1,249,000. The Company received cash proceeds of $283,950 and a stock subscription receivable for $965,033 which was received in full subsequent to June 30, 2020.

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

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa did not have any operations in April 2020 and has had limitations on its operations starting in May 2020, as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements. However, the level of inquiries about our services has increased during the last three months, as our products are designed to serve an increasingly mobile economy and workforce.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2020 and 2019 because their effect was antidilutive:

Security	2020	2019
Stock Options	159,744,061	106,600,006
Warrants	29,130,069	47,453,227
Total	188,874,130	154,053,233

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at June 30, 2020 consist solely of the cards inventory. As of December 31, 2019, inventory consisted of kiosks that were not placed into service and were held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2019, the Company had an inventory valuation allowance of approximately $236,000 to reflect net realizable value of the kiosks that are being held for sale and the Company believed no valuation allowance was necessary regarding the cards inventory. As of June 30, 2020, the Company did not believe a valuation allowance was necessary for the cards inventory.

Revenue Recognition

Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities during the period ended June 30, 2020.

Cards Plus - The Company recognizes revenue for the design and production of cards when products are shipped, or services have been performed due to the short-term nature of the contracts.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $454,000 and $425,000 as of June 30, 2020 and December 31, 2019 for certain revenue that will be earned in future periods. The majority of the $425,000 of deferred revenue contract liability as of December 31, 2019 was earned in the first three months of 2020. The $454,000 of deferred revenue contract liability as of June 30, 2020 will be earned over the ensuing four quarters. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

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

Contract cost assets will be amortized using the straight-line method over the expected period of benefit beginning at the time revenue begins to be realized. The amortization of contract fulfillment cost assets associated with facilitating transactions will be recorded as cost of sales in the Company’s Consolidated Statements of Operations. The amortization of contract acquisition cost assets associated with sales commissions that qualify for capitalization will be recorded as general and administrative expense in the Company’s Consolidated Statements of Operations.

As of June 30, 2020, the Company had deferred contract costs, represented by contract cost assets of approximately $3,750 which are included in other currents assets for certain costs incurred for the future delivery of election support services. The performance obligation will be met over the next year and the costs will be expensed as the associated revenue is recognized as the Company performances its obligations.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019:

	2020	2019
Property and equipment	$284,710	$282,316
Equipment under capital lease (see Note 10)	156,867	156,867
	441,577	439,183
Less: accumulated depreciation	(327,762)	(277,363)
Property and equipment, net	$113,815	$161,820

Depreciation expense totaled $26,533 and $45,203 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Software and development costs	$-	$128,005
Operating lease right of use assets	89,210	171,141
Other	152,390	83,920
	$241,600	$383,066

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of acquired and developed software and intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended June 30, 2020:

		Acquired and
	Customer	Developed	Intellectual	Patents
	Relationships	Software	Property	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	N/A

Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$108,877	$5,593,612
Additions	-	252,875	-	4,925	257,800
Amortization	(79,358)	(425,821)	(74,192)	-	(579,371)
Carrying Value at June 30 ,2020	$890,661	$3,478,978	$788,600	$113,802	$5,272,041

The following is a summary of intangible assets as of June 30, 2020:

		Acquired and
	Customer	Developed	Intellectual	Patents
	Relationships	Software	Property	Pending	Total
Cost	$1,587,159	$4,324,425	$1,498,364	$113,802	$7,537,837
Accumulated amortization	(696,498)	(845,446)	(709,764)	-	(2,265,796)
Carrying Value at June 30, 2020	$890,661	$3,478,980	$788,600	$113,802	$5,272,041

Amortization expense totaled $579,371 and $282,493 for the six months ended June 30, 2020 and 2019, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2020	$604,658
2021	1,209,317
2022	1,115,983
2023	1,064,994
2024	841,492
Thereafter	435,597
$5,272,041

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Trade payables	$663,254	$621,292
Accrued interest	241,072	641,834
Accrued payroll and related obligations	1,062,246	386,165
Current portion of operating lease liabilities	145,259	242,650
Other	543,276	323,971
Total	$2,655,107	$2,215,912

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Senior Unsecured Note	$-	$2,000,000
Paycheck Protection Program	485,760	-
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	10,267	12,866
Total Principal Outstanding	$496,027	$2,012,866
Unamortized Deferred Debt Discount	-	(26,722)
Unamortized Deferred Debt Issuance Costs	-	(9,866)
Notes Payable, Net	$496,027	$1,976,278
Notes Payable, current portion, net of discounts and current portion	$5,635	$5,341
Notes Payable, net of discounts and current portion	490,392	1,970,937
	$496,027	$1,976,278

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

The Company and the Theodore Stern Revocable Trust, the (“Stern Trust”) entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and that the interest due under the Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes detailed in Note 7. The Company accounted for the Restated Stern Note as an extinguishment of the Note and recorded a charge of $985,000 included in Other expenses in accompanying condensed consolidated statements of operations.

Paycheck Protection Program Loan - In May 2020, the Company received a loan of $485,760 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. Operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid. The loan bears interest at an annual rate 1% per annum and matures on May 5, 2022.

The following is a roll-forward of the Company’s notes payable and related discounts for the six months ended June 30, 2020:

	Principal Balance	Debt Discounts	Debt Issuance Costs	Total
Balance at December 31, 2019	$2,012,866	$(9,866)	$(26,722)	$1,976,278
Proceeds	485,760	--		485,760
Payments	(2,599)	-	-	(2,599)
Conversion of note payable to convertible notes payable	(2,000,000)	-	-	(2,000,000)
Amortization	-	9,866	26,722	36,588
Balance at June 30, 2020	$496,027	$-	$-	$496,027

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

At the option of the 2020 Note Investors, they may at any time convert the 2020 Notes. The number of shares delivered shall be equal to 150% of the amount of the principal converted divided by the conversion price of $0.20 per share. Following the 2020 Note Anniversary, the Company may require that the 2020 Note Investors convert all or a portion of the 2020 Notes, if the Company’s volume weighted average price for any preceding 20-day period is equal to or greater than $0.30.

The 2020 Note Investors are entitled to nominate, and the Company will not unreasonably reject the appointment of a new member to the Company’s Board of Directors.

The Company and FIN Holdings, Inc. and ID Solutions, Inc., two of the Company’s subsidiaries, entered into a security agreement with the 2020 Note Investors (“Security Agreement”), the holders of the 8% Notes and the Stern Trust, which is the holder of the Promissory Note in the principal amount of $2,000,000 (the “Stern Note”). The Security Agreement provides that until the principal and accrued but unpaid interest under the 2020 Notes, 8% Notes and Stern Note is paid in full or converted pursuant to their terms, the Company’s obligations under the 2020 Notes, 8% Notes and Stern Note will be secured by a lien on all assets of the Company. The security interest granted to the holders of the 2020 Notes, 8% Notes and Stern Note ranks pari passu. The Security Agreement permits sales of assets up to a value of $1,000,000 which proceeds may be used for working capital purposes and the secured parties will take such steps as may be reasonably necessary to release its security interest and enable such sales in such circumstances. Each of the secured parties appointed Mr. Stern and a third-party investor as joint collateral agents. Mr. Stern, a director of the Company, is the trustee of the Stern Trust.

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

In February 2020, the Company offered all warrant holders holding warrants to purchase shares of Company common stock issued in July 2015 (“2015 Warrants”) the right to extend the term of the 2015 Warrants for a period of two years, subject to an increase in the Exercise Price (as defined therein) to $0.06 per share, providing that such warrant holders invested a minimum $100,000 in the 2020 Note private offering. As a result, a portion of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period two years for the 2015 Warrants representing the right to acquire 6,380,000 shares of common stock. The fair market value of the modification of warrants extended was approximately $95,000. Vista Associates, L.P. (“Vista”) of which, Mr. Selzer, a director of the Company is the General Partner, held 2015 Warrants to acquire 880,000 shares of common stock, which were also extended as a result of his investment and in June 2020, Vista exercised its 2015 Warrants and converted into 880,000 shares of common stock.

The following is a summary of the convertible notes payable outstanding at June 30, 2020:

8% convertible notes payable issued December 2019	$428,000
15% convertible notes payable issued February 2020	5,265,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(705,911)
Unamortized debt issuance costs	(85,551)
$5,563,538

Future maturities of convertible notes payable are as follows:

2020	$-
2021	-
2022	6,355,000
$6,355,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Appointment of Executive Officers

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Director’s became employed by the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020.

Mr. Kumnick will earn an initial base salary of $250,000 per annum subject to review after one year. Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman will earn an initial base salary of $175,000 per annum subject to review after one year. Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

Issuance of Common Stock

During the six months ended June 30, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of June 30, 2020, but as the Company believes it is probable that these performance obligations will be met, the grant date fair value of the restricted stock will be ratably recognized over the expected service period.

Warrant Exercises

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $0.10 (the “$0.10 Warrants”) were exercised for cash at an exercise price of $0.07 per share. In addition, the holders that exercised the $0.10 Warrants received a warrant exercisable for two years to acquire one share of common stock at an exercise price of $0.15 per share (the $0.15 Warrants”) for every four $0.10 Warrants exercised. Mr. Theodore Stern, a director of the Company, participated in the private transaction resulting in the issuance of 1,000,000 shares of common stock and 250,000 $0.15 Warrants in consideration of $70,000; and Varana Capital Focused, LP (“VCFLP”), participated in the private transaction resulting in the issuance of 3,716,667 shares of common stock and 929,167 $0.15 Warrants , in consideration of $260,167. Mr. Philip Broenniman, a director, the President and COO of the Company is the investment manager of VCFLP.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $0.06 (the “$0.06 Warrants”) were exercised. In addition, the holders that exercised the $0.06 Warrants also received a $0.15 Warrant for every two $0.06 Warrants exercised. Vista Associates, L.P., (“Vista”) of which, Mr. Herbert Selzer a director of the Company, is the General Partner, participated in the private transaction resulting in the issuance of 880,000 shares of common stock and 440,000 $0.15 Warrants , in consideration of $52,800.

Sale of Common Stock

On June 30, 2020, the Company also entered into a Subscription Agreement with VCFLP pursuant to which VCFLP purchased 714,285 shares of common stock in consideration of $50,000.

Convertible Notes Payable

Theodore Stern and Philip Beck, members of the board of directors of the Company, invested $50,000 each in consideration of the 2020 Notes. Another director, Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Vista held 880,000 2015 Warrants, which were also extended as a result of Mr. Selzer’s investment and as noted above were exercised for cash on June 30, 2020. See Note 7

Further, the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and subject to the same Security Agreement and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Restated Stern Note includes a 50% repayment premium. Mr. Stern, the Trustee of the Stern Trust also entered into the Security Agreement as one of the joint collateral agents.

Other

In connection with the offering of the 2020 Notes, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer (“Network 1”), a cash fee of approximately $104,800. A former member of the Company’s Board of Director’s maintains a partnership with a principal of Network 1.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000 (as of January 1, 2020). The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a member of the Board of Director’s and his family. During each of the six months ended June 30, 2020 and 2019, the Company paid rent of $30,000 and $44,450, respectively.

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. Mr. Beck’s severance is expected to be paid over a one-year period. Furthermore, the company will start recording the expense associated with Mr. Beck’s restricted stock agreement dated September 29, 2017. In connection with the separation letter agreement, the Company exchanged the September 29, 2017 Restricted Stock Agreement to substantially modify the vesting provisions of the previously issued 15,000,000 shares of restricted stock and allows a time-vesting provision whereby the restricted shares will fully vest by May 2022.

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

During the six months ended June 30, 2020, the Company granted 4,500,000 shares of Restricted Common Stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 1,500,000 to an employee in connection with his employment compensation. The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

During the six months ended June 30, 2020, the Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors agreed to purchase 3,441,558 shares of common stock for $200,000.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.10 Warrants were exercised for cash at an exercise price of $0.07 per share. In addition, the holders that exercised the $0.10 Warrants received a $0.15 Warrant for every four $0.10 Warrants exercised. As a result, the Company issued 10,008,333 shares of common stock and 2,502,085 $0.15 Warrants in consideration of $700,583.

In June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.05 Warrants were exercised for cash. In addition, the holders that exercised the $0.05 Warrants received a $0.15 Warrant for every two $0.05 Warrants exercised. As a result, the Company issued 4,632,000 shares of common stock and 2,316,000 $0.15 Warrants, in consideration of $231,600. Separately, certain holders of the $0.05 Warrants to acquire 1,770,000 shares of common stock exercised on a cashless basis resulting in the issuance of 560,659 shares of common stock.

In June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.06 Warrants were exercised. In addition, the holders that exercised the $0.06 Warrants also received $0.15 Warrant for every two $0.06 Warrants exercised. As a result, the Company issued 5,280,000 shares of common stock and 2,640,000 $0.15 Warrants in consideration of $316,800.

The June 2020 subscriptions and warrant exercise transactions resulted in the issuance of approximately 23.9 million shares of common stock for approximately $1.45 million, including a stock subscription receivable of approximately $0.97 million which was collected in full subsequent to June 30, 2020.

The Company recorded a charge of approximately $367,000 in connection with an inducement to the warrant holders who exercised their outstanding warrants.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	47,453,227	$0.08	1.4 Years
Granted	7,458,085	0.15	2.0 Years
Exercised/Cancelled	(25,781,243)	0.06	0.8 Years
Outstanding at June 30, 2020	29,130,069	$0.12	1.6 Years

During the six months ended June 30, 2020, certain of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period by two years, subject to an increase in the Exercise Price from $0.05 per share (as defined therein) to $0.06 per share of 2015 Warrants representing the right to acquire 6,380,000 shares of common stock. As noted above a portion of the 2015 Warrants (or $0.06 Warrants) were exercised for cash on June 30, 2020. Vista of which Mr. Selzer, a director of the Company, is the General Partner held 880,000 2015 Warrants, which were also extended as a result of his investment and were exercised for cash on June 30, 2020. The fair market value of the modification of warrants extended was approximately $95,000.

Stock Options

During the six months ended June 30, 2020, the Company determined the grant date fair value of the options granted using the Black Scholes Method. The following assumptions were used in the six months ended June 30 ,2020:

Expected Volatility – 68-75%

Expected Term – 5.0 Years

Risk Free Rate – 0.30- 0.34%

Dividend Rate – 0.00%

Activity related to stock options for the six months ended June 30, 2020 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2019	109,400,006	$0.20	6.5	$280,000
Granted	51,044,054	0.07	10.0	200,000
Forfeitures	(699,999)	0.23	-	-
Outstanding as of June 30, 2020	159,744,061	0.19	7.6	$104,650
Exercisable as of June 30, 2020	113,750,727	$0.15	6.8	$104,650

The following table summarizes stock option information as of June 30, 2020:

Exercise Price	Outstanding	Weighted Avg. Life	Exercisable
$0.0001	3,500,000	6.00	3,500,000
$0.05	35,700,006	6.85	31,950,006
$0.06	1,044,054	9.60	1,044,054
$0.07	50,000,000	9.90	10,000,000
$0.10	27,200,000	6.75	27,200,000
$0.119	400,001	9.22	200,000
$0.124	600,000	8.75	390,000
$0.130	250,000	7.80	166,667
$0.15	2,800,000	5.85	2,800,000
$0.22	2,583,333	8.05	1,500,000
$0.250	2,500,000	7.85	1,833,333
$0.260	166,667	8.30	166,667
$0.290	1,000,000	7.30	1,000,000
$0.400	1,000,000	6.17	1,000,000
$0.450	31,000,000	5.85	31,000,000
	159,744,061	7.63	113,750,727

See related party information with respect to the grant of stock options to Messrs. Kumnick and Broenniman.

During the six months ended June 30, 2020, the Company recognized approximately $561,000 of stock option based compensation expense related to options of which non-employees’ expense was approximately $13,000. As of June 30, 2020, there was approximately $448,000 of unrecognized compensation costs related to stock options outstanding of which approximately $13,000 is related to non-employees and will be expensed through 2022.

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

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272 annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the six months ended June 30, 2020 of approximately $30,000.

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

Year ending December 31
Remainder 2020	$61,074
2021	122,148
2022	122,148
2023	122,148
2024	122,148
Thereafter	162,864
Sub-total	712,530
Less deferred revenue	(184,290)
Net investment in lease	$528,240

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of June 30, 2020 is $107,152. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of June 30, 2020. The interest rate related to the lease obligation is 12% and the maturity date is March 2022.

Year ending December 31
Remainder of 2020	$21,548
2021	43,096
2022	10,774
Total minimum lease payments	75,418
Less: Amount representing interest	(7,696)
Present value of minimum lease payments	$67,722

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

Leases

For the six months ended June 30, 2020, lease expense was approximately $165,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of June 30, 2020 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$190,268

Operating lease ROU assets – included in other Assets	89,210

Total operating lease assets	$279,478

Liabilities:

Current portion of ROU liabilities – included in accounts payable and accrued expenses	$145,259

Long-term portion of ROU liabilities – included in other liabilities	92,503

Total operating lease liabilities	$237,762

The weighted average lease term is 1.8 years and weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2020:

Remainder of 2020	$132,017
2021	96,607
2022	49,716
Total operating lease payments	278,340
Less: imputed interest	(40,578)
Total operating lease liabilities	$237,762

The Company leases approximately 2,100 square feet of office space in Plantation, Florida. Monthly rental is approximately $2,700 per month with a 3% increase on each annual anniversary. The Company terminated its lease and will pay its final obligations under the lease by August 2020.

In October 2018, the Company entered into an office lease in Alpharetta, Ga. for approximately $3,800 per month.

The Company did not renew its lease at the end of the lease term in March 2020.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a member of the Board of Directors.

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

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided payment to the Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. The amounts recorded in connection with the aforementioned agreement are accrued in accrued payroll and related obligations.

NOTE 13- IMPAIRMENT LOSS

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment at Cards Plus as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value. The goodwill impairment loss for the six months ended June 30, 2020 was approximately $1,035,000.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $8.9 million, $0.3 million and $0.3 million.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net Revenues:
North America	$135,698	$146,583	$269,252	$373,624
South America	72,133	120,613	185,757	245,941
Africa	113,288	377,765	659,899	765,774
	321,119	644,961	1,114,908	1,385,339

Identity Management	248,986	524,348	929,151	1,139,398
Payment Processing	72,133	120,613	185,757	245,941
	321,119	644,961	1,114,908	1,385,339

Loss From Operations
North America	(670,183)	(681,690)	(1,076,575)	(1,419,652)
South America	(1,803,784)	(1,220,869)	(3,015,936)	(2,477,821)
Africa	(332,654)	(181,979)	(1,386,718)	(355,439)
	(2,806,621)	(2,084,538)	(5,479,229)	(4,252,912)

Identity Management	(1,002,837)	(863,669)	(2,463,293)	(1,775,091)
Payment Processing	(1,803,784)	(1,220,869)	(3,015,936)	(2,477,821)
	(2,806,621)	(2,084,538)	(5,479,229)	(4,252,912)

Interest Expense	(310,153)	(93,260)	(489,203)	(180,150)
Other income/(expense)	(342,082)	6,271	(1,317,971)	12,497

Loss before income taxes	(3,458,856)	(2,171,527)	(7,286,403)	(4,420,565)

Income tax expense	(3,592)	(4,264)	(12,466)	(17,965)

Net loss	$(3,462,448)	$(2,175,791)	$(7,298,869)	$(4,438,530)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of June 30, 2020, the Company had an accumulated deficit of approximately $94.2 million. For the six months ended June 30, 2020 the Company earned revenue of approximately $1.1 million and incurred a loss from operations of approximately $5.5 million.

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

Our identity authentication solution, Verified by Ipsidy, can be delivered seamlessly via mobile web browser, by Ipsidy ’s mobile application or into a customer’s mobile app, using our SDK’s. Verified helps our customers gain identity certainty of their users (customers and employees) who can conveniently and securely consent to a variety of electronic transactions, using their biometrics. For example, Datapro, a financial services banking platform, has integrated Verified to secure access to their online banking software. Ipsidy has also integrated its authentication services to allow trucking fleets and drivers to use their biometrics to securely open locks that safeguard valuable assets and physical environments.

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

Reconciliation of Net Loss to Adjusted EBITDA

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(3,462,448)	$(2,175,791)	$(7,298,869)	$(4,438,530)

Add Back:

Interest Expense	310,153	93,260	489,203	180,150
Other expense/(income)	342,082	(6,271)	1,317,971	(12,497)
Severance cost	426,175	-	426,175	-
Depreciation and amortization	321,987	166,908	647,331	327,696
Taxes	3,592	4,264	12,466	17,965
Impairment loss	163,822	-	1,035,629	-
Stock compensation	460,883	372,341	629,993	787,720

Adjusted EBITDA (Non-GAAP)	$(1,433,754)	$(1,545,289)	$(2,740,101)	$(3,137,496)

Adjusted EBITDA loss for the six months ended June 30, 2020 compared to June 30, 2019 decreased by approximately $0.4 million due to a decrease in salary and technology expenditures.

Three and Six Months Ended June 30, 2020 and June 30, 2019

Revenues, net

During the three and six months ended June 30,2020, the Company had revenues of approximately $0.3 million and $1.1 million, respectively compared to $0.6 million and $1.4 million in the three and six months ended June 30, 2019, respectively. The decrease is principally due to the Covid-19 pandemic and its impact on revenue at Cards Plus.

Cost of sales

During the three months ended June 30, 2020, cost of sales was lower than the cost of sales in the three months ended June 30, 2019 due to lower revenue at Cards Plus. During the six months ended June 30, 2020, cost of sales was higher than the cost of sales in the six months ended June 30,2019 principally due to lower margin revenue at Cards Plus in the first three months of 2020 offset by lower costs related to decreased revenue principally due to the pandemic.

General and administrative expenses

During the three months ended June 30, 2020 compared to June 30, 2019, general and administrative expense increased by $0.5 million principally due to a severance charge for one executive officer of approximately $0.4 million and a higher stock compensation charges of approximately $0.3 million arising from the grant of options with immediate vesting to two new executive officers offset by lower overall costs. For the six months ended June 30, 2020 compared to June 30, 2019, respectively, general and administrative expenses decreased by approximately $0.2 million due to lower overall costs offset by the expenses described above in the three months ended June 30, 2020.

Research and development expenses

During the three and six months ended June 30, 2020 compared to June 30, 2019, research and development expenses decreased by approximately $0.3 million and $0.3 million, respectively due to the refocusing of technology spend.

Impairment loss

During the three and six months ended June 30, 2020, the Company recorded an impairment loss of approximately $164,000 and $1,036,000, respectively, associated with goodwill of one of its reporting units.

As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value.

Depreciation and amortization expense

During the three and six months ended June 30, 2020 compared to June 30, 2019, depreciation and amortization expense increased as a result of placing into service certain of the new product offerings.

Other Income (Expense)

During the six months ended June 30, 2020, the Company recorded a charge of approximately $985,000 related to an extinguishment of a note payable and a charge of approximately $367,000 in connection with an inducement to certain warrant holders to exercise their outstanding warrants.

Interest expense

Interest expense increased during the three and six months ended June 30, 2020 compared to June 30, 2019, principally due to the convertible debt offerings in December 2019 and February 2020 which increased level of debt outstanding as well as provided higher rates.

Liquidity and Capital Resources

The Company has approximately $0.8 million of cash on hand and has a deficiency in working capital of approximately $0.6 million

Cash used in operating activities was approximately $2.0 million and $2.7 million in the six months ended June 30, 2020 and June 30, 2019 respectively.

The Company expects incremental revenue and cash to be generated in the second half of 2020 and beyond from the delivery of software products to new customers across various geographies.

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

In May 2020, the Company received a loan of approximately $485,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid.

In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors purchased 3,441,558 shares of common stock at an average price of $0.06 cents per share for $200,000.

Additionally, on June 30, 2020, Company entered into and consummated private transactions pursuant to which a portion of the Company’s warrants exercisable at various prices were exercised for cash at an average exercise price of $0.06 per share for approximately $1,249,000.

In 2020, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available or available on acceptable terms. In order to continue our operations through June 30, 2021 as contemplated in our current business plan, we expect that we will need to raise approximately $4.5 to $6.0 million.

The Company raised approximately $2,832,000 in the six months ended June 30, 2019, through the sale of common stock.

There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa has had limited operations in the second quarter of 2020 as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements. However, the level of business inquiring about our services has increased as our products serve an increasing mobile economy and workforce.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2020, the Company has instituted revised policies and procedures with respect to impairment for goodwill and intangible assets, including an intention to use third party experts when appropriate.    We believe that these efforts have begun to remediate the control deficiency that existed in 2019 and we will continue to evaluate our processes and policies for further remediation efforts. We anticipate that these remediation efforts will be sufficient to address the control deficiency by the end of the current fiscal year. Except for these remediation efforts, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Director’s joined the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020. As part of their engagement, Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

During the six months ended June 30, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of June 30, 2020.

On June 22, 2020, the Company entered into a Subscription Agreement with an accredited investor (the “June 2020 Accredited Investor”) pursuant to which the June 2020 Accredited Investor purchased 2,727,273 shares of common stock for $150,000.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.10 Warrants were exercised for cash at an exercise price of $0.07 per share. In addition, the holders that exercised the $0.10 Warrants received a $0.15 Warrant for every four $0.10 Warrants exercised. As a result, the Company issued 10,008,333 shares of common stock and 2,502,085 $0.15 Warrants in consideration of $700,583. Included in those figures are (a) the exercise of $0.10 Warrants by Mr. Theodore Stern, a director of the Company, resulting in the issuance of 1,000,000 shares of common stock and 250,000 $0.15 Warrants in consideration of $70,000; and (b) the exercise of $0.10 Warrants by Varana Capital Focused, LP (“VCFLP”), resulting in the issuance of 3,716,667 shares of common stock and 929,167 $0.15 Warrants, in consideration of $260,167. Mr. Philip Broenniman, a director, the President and COO of the Company is the investment manager of VCFLP.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.05 Warrants were exercised for cash. In addition, the holders that exercised the $0.05 Warrants received a $0.15 Warrant for every two $0.05 Warrants exercised. As a result, the Company issued 4,632,000 shares of common stock and 2,316,000 $0.15 Warrants, in consideration of $231,600. Separately, certain holders of the $0.05 Warrants to acquire 1,770,000 shares of common stock exercised on a cashless basis resulting in the issuance of 560,659 shares of common stock.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.06 Warrants were exercised for cash. In addition, the holders that exercised the $0.06 Warrants also received a $0.15 Warrant for every two $0.06 Warrants exercised. As a result, the Company issued 5,280,000 shares of common stock and 2,640,000 $0.15 Warrants in consideration of $316,800. Included in those figures is the exercise of $0.06 Warrants by Vista Associates, L.P., of which Mr. Herbert Selzer a director of the Company, is the General Partner, resulting in the issuance of 880,000 shares of common stock and 440,000 $0.15 Warrants, in consideration of $52,800.

On June 30, 2020, the Company also entered into a Subscription Agreement with VCFLP pursuant to which VCFLP agreed to purchase 714,285 shares of common stock in consideration of $50,000.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On May 22, 2020, Phillip L. Kumnick, Deputy Chairman of the Company, was appointed as Chief Executive Officer of the Company. Philip R. Broenniman, a director of the Company, was appointed as Chief Operating Officer and President of the Company. Philip D. Beck resigned as Chief Executive Officer but will continue as Chairman of the Board of Directors of the Company. On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. Thomas Szoke, a director of the Company that formerly served as Chief Operating Officer, was appointed as Chief Solutions Architect.

ITEM 6. EXHIBITS

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(2)	By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017

4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

4.16	(31)	Form of Subscription Agreement by and between Ipsidy Inc. and the June 2019 Accredited Investors

4.17	(32)	Letter Agreement between The Theodore Stern Revocable Trust and Ipsidy Inc. dated December 13, 2019

4.18	(32)	Form of Securities Purchase Agreement entered between Ipsidy Inc. and the 8% Note Investors

4.19	(32)	Form of 8% Convertible Note

4.20	(33)	Form of 15.0% Convertible Note

4.21	(33)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust

4.22	(35)	Paycheck Protection Program Term Note dated May 6, 2020

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2015

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24	(26)	Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

10.25	(26)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.26	(27)	Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27	(29)	2017 Incentive Stock Plan

10.28	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

10.31	(32)	Letter Agreement between Phillip L. Kumnick and Ipsidy Inc.

10.32	(33)	Form of Securities Purchase Agreement – 2020 Notes

10.33	(33)	Form of Security Agreement – 2020 Notes

10.34	(33)	Form of Letter Agreement between Ipsidy Inc. and the 8% Convertible Note Holders

10.35	(34)	Letter Agreement between Phillip R. Broenniman and Ipsidy Inc.

10.36	(36)	Letter Agreement between Philip D. Beck and Ipsidy Inc. dated May 22, 2020

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.

(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.

(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(30)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on August 17, 2018.

(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 21, 2019.

(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.

(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.

(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission

(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 29, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

	By:	/s/ Phillip Kumnick
Chief Executive Officer,
Principal Executive Officer

	By:	/s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: August 6, 2020