Form 10-Q
period 2020-09-30
Ipsidy Inc.
filed 2020-11-09
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Title of each class	Trading Symbol	Name of each exchange on which registered
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2020
Common Stock, par value $0.0001	551,486,424 shares
Documents incorporated by reference:	None

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$569,597	$567,081
Accounts receivable, net	70,238	125,859
Current portion of net investment in direct financing lease	70,770	65,333
Inventory	245,775	173,575
Other current assets	302,750	753,505
Total current assets	1,259,130	1,685,353

Property and Equipment, net	130,232	161,820
Other Assets	222,697	383,066
Intangible Assets, net	5,043,529	5,593,612
Goodwill	4,183,232	5,218,861
Net investment in direct financing lease, net of current portion	440,925	494,703
Total assets	$11,279,745	$13,537,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,872,384	$2,215,912
Capital lease obligation, current portion	38,078	34,816
Note payable, current portion	5,789	5,341
Deferred revenue	388,374	425,276
Total current liabilities	3,304,625	2,681,345

Notes payable, net of discounts and current portion	488,886	1,970,937
Convertible debt, net of discounts	5,682,258	428,000
Capital lease obligation, net of current portion	20,814	49,794
Other liabilities	70,532	131,568
Total liabilities	9,567,115	5,261,644

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 547,986,424 and 518,125,454 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	54,798	51,812
Additional paid in capital	97,640,120	94,982,167
Accumulated deficit	(96,152,701)	(86,935,593)
Accumulated comprehensive income	170,413	177,385
Total stockholders’ equity	1,712,630	8,275,771
Total liabilities and stockholders’ equity	$11,279,745	$13,537,415

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Products and services	$501,700	$537,097	$1,587,330	$1,889,943
Lease income	13,992	15,664	43,270	48,157
Total revenues, net	515,692	552,761	1,630,600	1,938,100

Operating Expenses:
Cost of sales	114,985	142,992	532,506	508,716
General and administrative	1,527,723	2,097,993	5,400,639	6,440,042
Research and development	308,038	357,289	928,778	960,071
Impairment loss	-	-	1,035,629	-
Depreciation and amortization	276,232	202,235	923,563	529,931
Total operating expenses	2,226,978	2,800,509	8,821,115	8,438,760

Loss from operations	(1,711,286)	(2,247,748)	(7,190,515)	(6,500,660)

Other Income (Expense):
Interest expense	(212,658)	(110,654)	(701,861)	(290,804)
Debt extinguishment	-	-	(985,842)	-
Warrant exercise inducement expense	-	-	(366,795)	-
Other income, net	16,779	11,068	51,445	23,565
Other expense, net	(195,879)	(99,586)	(2,003,053)	(267,239)

Loss before income taxes	(1,907,165)	(2,347,334)	(9,193,568)	(6,767,899)

Income tax expense	(11,074)	(10,902)	(23,540)	(28,867)

Net loss	$(1,918,239)	$(2,358,236)	$(9,217,108)	$(6,796,766)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	547,129,400	518,125,454	529,933,365	492,288,043

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Loss	$(1,918,239)	$(2,358,236)	$(9,217,108)	$(6,796,766)
Foreign currency translation gain (loss)	29,057	(26,047)	(6,972)	(12,345)
Comprehensive loss	$(1,889,182)	$(2,384,283)	$(9,224,080)	$(6,809,111)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balances, December 31, 2019	518,125,454	$51,812	$94,982,167	$(86,935,593)	$177,385	$8,275,771
Sale of common stock for cash	3,441,558	344	199,656	-	-	200,000
Warrant exercise	20,480,992	2,048	1,246,935	-	-	1,248,983
Warrant and stock option cashless exercises	1,332,228	133	(133)	-	-	-
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	4,500,000	450	741,218	-	-	741,668
Issuance of common stock to settle accounts payable	106,192	11	8,259	-	-	8,270
Net loss	-	-	-	(9,217,108)	-	(9,217,108)
Foreign currency translation	-	-	-	-	(6,972)	(6,972)
Balances, September 30, 2020	547,986,424	$54,798	$97,640,120	$(96,152,701)	$170,413	$1,712,630

Three Months Ended September 30, 2020
Balances, June 30, 2020	546,654,196	$54,665	$97,528,578	$(94,234,462)	$141,356	$3,490,137
Warrant and stock option cashless exercises	1,332,228	133	(133)	-	-	-
Stock-based compensation	-	-	111,675	-	-	111,675
Net loss	-	-	-	(1,918,239)	-	(1,918,239)
Foreign currency translation	-	-	-	-	29,057	29,057
Balances, September 30, 2020	547,986,424	$54,798	$97,640,120	$(96,152,701)	$170,413	$1,712,630

Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$(76,435,235)	$207,754	$14,591,096
Sale of common stock for cash	38,763,750	3,876	2,924,395	-	-	2,928,271
Common stocck issued for services	410,708	41	41,071	-	-	41,112
Stock-based compensation	-	-	1,066,270	-	-	1,066,270
Net loss	-	-	-	(6,796,766)	-	(6,796,766)
Foreign currency translation	-	-	-	-	(12,345)	(12,345)
Balances, Sepember 30, 2019	518,125,454	$51,812	$94,802,418	$(83,232,001)	$195,409	$11,817,638

Three Months Ended September 30, 2019
Balances, June 30, 2019	518,125,454	$51,812	$94,427,749	$(80,873,765)	$221,456	$13,827,252
Collection of subscription receivable	-	-	100,000	-	-	100,000
Stock-based compensation	-	-	274,669	-	-	274,669
Net loss	-	-	-	(2,358,236)	-	(2,358,236)
Foreign currency translation	-	-	-	-	(26,047)	(26,047)
Balances, September 30, 2019	518,125,454	$51,812	$94,802,418	$(83,232,001)	$195,409	$11,817,638

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,217,108)	$(6,796,766)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	923,563	527,498
Stock-based compensation	741,668	1,066,270
Stock issued for services	-	41,112
Amortization of debt discounts and issuance costs	333,388	82,323
Impairment loss	1,035,629	-
Loss on extinguishment of debt	985,482	-
Warrant exercise inducement expense	366,795	-
Changes in operating assets and liabilities:
Accounts receivable	73,442	(66,815)
Net investment in direct financing lease	48,341	43,453
Inventory	(70,040)	(60,930)
Other current assets	450,755	(110,792)
Accounts payable and accrued expenses	1,233,258	200,117
Deferred revenue	(36,902)	46,334
Net cash flows from operating activities	(3,131,729)	(5,028,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,643)	(32,277)
Increase in other assets, including work in process	(172,880)	(1,035,635)
Net cash flows from investing activities	(181,523)	(1,067,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible notes	1,510,000	-
Payment of debt issuance costs	(104,800)	-
Proceeds from the sale of common stock, net of offering costs	200,000	2,928,271
Proceeds from the exercise of warrants	1,248,983	-
Proceeds from paycheck protection program	485,760	-
Principal payments on capital lease obligation and notes payable	(29,669)	(22,824)
Net cash flows from financing activities	3,310,274	2,905,447

Effect of Foreign Currencies	5,494	(6,413)

Net Change in Cash	2,516	(3,197,074)
Cash, Beginning of the Period	567,081	4,972,331
Cash, End of the Period	$569,597	$1,775,257

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,505	$10,771
Cash paid for income taxes	$23,540	$28,867

Non-cash Investing and Financing Activities:
Purchase of vehicle with note payable	$-	$16,510
Recognition of right to use asset and obligation	$-	$514,473
Modification of warrants issued with convertible debt	$95,223	$-
Exchange of notes payable for convertible notes payable	$2,662,000	$-
Settlement of accounts payable with issuance of common stock	$8,270	$-
Reclass from other assets to intangible assets	$327,020	$2,021,810

See notes  to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Going Concern

As of September 30, 2020, the Company had an accumulated deficit of approximately $96.2 million. For the nine months ended September 30, 2020 the Company earned revenue of approximately $1.6 million and incurred a loss from operations of approximately $7.2 million.

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

In May 2020, the Company received a loan of approximately $486,000 under the Paycheck Protection Program of the U.S. Small Business Association related to its U.S. operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid.

In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors purchased 3,441,558 shares of common stock at an average price of $0.06 cents per share for $200,000.

Additionally, on June 30, 2020, the Company entered into and consummated private transactions pursuant to which a portion of the Company’s warrants exercisable at various prices were exercised at an average exercise price of $0.06 per share for approximately $1,249,000. The Company received cash proceeds of $283,950 and a stock subscription receivable for $965,033 which was received in full by September 30, 2020.

Subsequent event

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid or will pay a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2020 and 2019 because their effect was antidilutive:

Security	2020	2019
Stock Options	158,244,061	106,600,006
Warrants	26,751,779	47,453,227
Total	184,995,840	154,053,233

Inventories

Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value. The kiosks provide electronic ticketing for transit systems. Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories at September 30, 2020 consist solely of the cards inventory. As of December 31, 2019, inventory consisted of kiosks that were not placed into service and were held for sale and cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. As of December 31, 2019, the Company had an inventory valuation allowance of approximately $236,000 to reflect net realizable value of the kiosks that are being held for sale and the Company believed no valuation allowance was necessary regarding the cards inventory. As of September 30, 2020, the Company did not believe a valuation allowance was necessary for the cards inventory.

Revenue Recognition

Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities during the period ended September 30, 2020.

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

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a deferred revenue contract liability of approximately $388,000 and $425,000 as of September 30, 2020 and December 31, 2019 for certain revenue that will be earned in future periods. The majority of the $425,000 of deferred revenue contract liability as of December 31, 2019 was earned in the first three months of 2020. The $388,000 of deferred revenue contract liability as of September 30, 2020 will be earned over the ensuing three quarters. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019:

	2020	2019
Property and equipment	$290,959	$282,316
Equipment under capital lease (see Note 10)	156,867	156,867
	447,826	439,183
Less: accumulated depreciation	(317,594)	(277,363)
Property and equipment, net	$130,232	$161,820

Depreciation expense totaled $40,231 and $45,203 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Software and development costs	$-	$128,005
Operating lease right of use assets	69,909	171,141
Tax receivable and other	152,788	83,920
	$222,697	$383,066

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of acquired and developed software and intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2020:

		Acquired and
	Customer	Developed	Intellectual	Patents
	Relationships	Software	Property	Pending	Total

Useful Lives	10 Years	5 Years	10 Years	N/A

Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$108,877	$5,593,612
Additions	-	327,020	-	6,228	333,248
Amortization	(119,037)	(653,007)	(111,288)	-	(883,332)
Carrying Value at September 30, 2020	$850,982	$3,325,937	$751,504	$115,105	$5,043,529

The following is a summary of intangible assets as of September 30, 2020:

		Acquired and
	Customer	Developed	Intellectual	Patents
	Relationships	Software	Property	Pending	Total
Cost	$1,587,159	$4,398,573	$1,498,363	$115,105	$7,613,287
Accumulated amortization	(736,177)	(1,072,632)	(746,862)	-	(2,569,759)
Carrying Value at September 30, 2020	$850,982	$3,325,941	$751,501	$115,105	$5,043,529

Amortization expense totaled approximately $883,000 and $462,000 for the nine months ended September 30, 2020 and 2019, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2020	$306,037
2021	1,224,146
2022	1,130,814
2023	1,079,825
2024	856,323
Thereafter	446,384
$5,043,529

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Trade payables	$535,847	$621,292
Accrued interest	398,020	641,834
Accrued payroll and related obligations	1,166,323	386,165
Current portion of operating lease liabilities	146,927	242,650
Other	625,267	323,971
Total	$2,872,384	$2,215,912

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Senior Unsecured Note	$-	$2,000,000
Paycheck Protection Program	485,760	-
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	8,915	12,866
Total Principal Outstanding	$494,675	$2,012,866
Unamortized Deferred Debt Discount	-	(26,722)
Unamortized Deferred Debt Issuance Costs	-	(9,866)
Notes Payable, Net	$494,675	$1,976,278
Notes Payable, current portion, net of discounts and current portion	$5,789	$5,341
Notes Payable, net of discounts and current portion	488,886	1,970,937
	$494,675	$1,976,278

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

The following is a roll-forward of the Company’s notes payable and related discounts for the nine months ended September 30, 2020:

	Principal Balance	Debt Discounts	Debt Issuance Costs	Total
Balance at December 31, 2019	$2,012,866	$(9,866)	$(26,722)	$1,976,278
Proceeds	485,760	-	-	485,760
Payments	(3,951)	-	-	(3,951)
Conversion of note payable to convertible notes payable	(2,000,000)	-	-	(2,000,000)
Amortization	-	9,866	26,722	36,588
Balance at September 30, 2020	$494,675	$-	$-	$494,675

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

The following is a summary of the convertible notes payable outstanding at September 30, 2020:

8% convertible notes payable issued December 2019	$428,000
15% convertible notes payable issued February 2020	5,265,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(600,024)
Unamortized debt issuance costs	(72,718)
$5,682,258

Future maturities of convertible notes payable are as follows:

2020	$-
2021	-
2022	6,355,000
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

Issuance of Common Stock

During the nine months ended September 30, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of September 30, 2020, but as the Company believes it is probable that these performance obligations will be met, the grant date fair value of the restricted stock will be ratably recognized over the expected service period.

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

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000 (as of January 1, 2020). The rent was reduced to $2,500 per month beginning October 1, 2020. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a member of the Board of Director’s and his family. During each of the nine months ended September 30, 2020 and 2019, the Company paid rent of $45,000 and $66,825 respectively.

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

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

During the nine months ended September 30, 2020, the Company granted 4,500,000 shares of Restricted Common Stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 1,500,000 to an employee in connection with his employment compensation. The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

During the nine months ended September 30, 2020, the Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

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

The June 2020 subscriptions and warrant exercise transactions resulted in the issuance of approximately 23.9 million shares of common stock for approximately $1.45 million, including a stock subscription receivable of approximately $0.97 million which was collected in full by September 30, 2020.

The Company recorded a charge of approximately $367,000 in connection with an inducement to the warrant holders who exercised their outstanding warrants.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2019	47,453,227	$0.08	1.4 Years
Granted	7,458,085	0.15	2.0 Years
Exercised/Cancelled	(28,159,533)	0.06	0.8 Years
Outstanding at September 30, 2020	26,751,779	$0.12	1.3 Years

During the nine months ended September 30, 2020, certain of the 2015 Warrant holders participated in the 2020 Note offering and the Company extended the exercise period by two years, subject to an increase in the Exercise Price from $0.05 per share (as defined therein) to $0.06 per share of 2015 Warrants representing the right to acquire 6,380,000 shares of common stock. As noted above a portion of the 2015 Warrants (or $0.06 Warrants) were exercised for cash on September 30, 2020. Vista of which Mr. Selzer, a director of the Company, is the General Partner held 880,000 2015 Warrants, which were also extended as a result of his investment and were exercised for cash on September 30, 2020. The fair market value of the modification of warrants extended was approximately $95,000.

Stock Options

During the nine months ended September 30, 2020, the Company determined the grant date fair value of the options granted using the Black Scholes Method. The following assumptions were used in the nine months ended September 30, 2020:

Expected Volatility – 68-75%

Expected Term – 5.0 Years

Risk Free Rate – 0.30- 0.34%

Dividend Rate – 0.00%

Activity related to stock options for the nine months ended September 30, 2020 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2019	109,400,006	$0.20	6.5	$280,000
Granted	51,044,054	0.07	10.0	298,000
Forfeitures/exercises	(2,199,999)	0.10	-	-
Outstanding as of September 30, 2020	158,244,061	0.19	7.5	$3,247,000
Exercisable as of September 30, 2020	112,209,561	$0.15	7.0	$2,034,000

The following table summarizes stock option information as of September 30, 2020:

Exercise Price	Outstanding	Weighted Avg. Life	Exercisable
$0.0001	3,500,000	5.75	3,500,000
$0.05	34,200,006	6.60	30,450,006
$0.06	1,044,054	9.60	1,044,054
$0.07	50,000,000	9.90	10,000,000
$0.10	27,200,000	6.50	27,200,000
$0.119	400,001	9.22	158,334
$0.124	600,000	8.75	390,000
$0.130	250,000	7.80	166,667
$0.15	2,800,000	5.85	2,800,000
$0.22	2,583,333	8.05	1,500,000
$0.250	2,500,000	7.85	1,833,333
$0.260	166,667	8.30	166,667
$0.290	1,000,000	7.30	1,000,000
$0.400	1,000,000	6.17	1,000,000
$0.450	31,000,000	5.85	31,000,000
	158,244,061	7.49	112,209,561

See related party information with respect to the grant of stock options to Messrs. Kumnick and Broenniman.

During the nine months ended September 30, 2020, the Company recognized approximately $629,000 of stock option based compensation expense related to options of which non-employees’ expense was approximately $20,000. As of September 30, 2020, there was approximately $352,000 of unrecognized compensation costs related to stock options outstanding of which approximately $7,000 is related to non-employees and will be expensed through 2022.

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid or will pay a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

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

The Company has recorded the transaction as it net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272 annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the nine months ended September 30, 2020 of approximately $43,000.

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

Year ending December 31
Remainder 2020	$30,537
2021	122,148
2022	122,148
2023	122,148
2024	122,148
Thereafter	162,864
Sub-total	681,993
Less deferred revenue	(170,298)
Net investment in lease	$511,695

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of September 30, 2020 is $115,188. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of September 30, 2020. The interest rate related to the lease obligation is 12% and the maturity date is March 2022.

Year ending December 31
Remainder of 2020	$10,774
2021	43,096
2022	10,774
Total minimum lease payments	64,644
Less: Amount representing interest	(5,752)
Present value of minimum lease payments	$58,892

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

Leases

For the nine months ended September 30, 2020, lease expense was approximately $243,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of September 30, 2020 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$151,817

Operating lease ROU assets – included in other Assets	69,909

Total operating lease assets	$221,726

Liabilities:

Current portion of ROU liabilities – included in accounts payable and accrued expenses	$146,928

Long-term portion of ROU liabilities – included in other liabilities	70,532

Total operating lease liabilities	$217,460

The weighted average lease term is 1.8 years and weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2020:

Remainder of 2020	$57,100
2021	130,261
2022	49,716
Total operating lease payments	237,077
Less: imputed interest	(19,617)
Total operating lease liabilities	$217,460

The Company leased approximately 2,100 square feet of office space in Plantation, Florida for approximately $2,700 per month. The Company terminated its lease and all obligations under the lease were met.

The Company terminated its office lease in Alpharetta, Ga. in March 2020 and all obligations under the lease were met.

Additionally, the Company rents office space in Long Beach, New York. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a member of the Board of Directors. Monthly rent was $5,000 per month through September 30, 2020 and will be reduced to $2,500 per month beginning October 1, 2020.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017. The lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease is automatically extended for one additional year unless written notice is provided at least nine months in advance. The Company extended the lease through April 2021. Furthermore, the Company leased an apartment at approximately $2,000 a month for one of the management team which has now been terminated.

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

NOTE 13- IMPAIRMENT LOSS

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to its carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment at Cards Plus as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value. The goodwill impairment loss for the nine months ended September 30, 2020 was approximately $1,035,000.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $9.3 million, $0.3 million and $0.3 million.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Revenues:
North America	$176,448	$135,963	$445,700	$509,587
South America	106,451	106,873	292,208	352,814
Africa	232,793	309,925	892,692	1,075,699
	515,692	552,761	1,630,600	1,938,100
Identity Management	409,241	445,888	1,338,392	1,585,286
Payment Processing	106,451	106,873	292,208	352,814
	515,692	552,761	1,630,600	1,938,100
Loss From Operations
North America	(459,563)	(786,901)	(1,536,138)	(2,206,553)
South America	(1,836,158)	(1,235,152)	(4,852,094)	(3,712,973)
Africa	584,435	(225,695)	(802,283)	(581,134)
	(1,711,286)	(2,247,748)	(7,190,515)	(6,500,660)
Identity Management	124,872	(1,012,596)	(2,338,421)	(2,787,687)
Payment Processing	(1,836,158)	(1,235,152)	(4,852,094)	(3,712,973)
	(1,711,286)	(2,247,748)	(7,190,515)	(6,500,660)
Interest Expense	(212,658)	(110,654)	(701,861)	(290,804)
Other income/(expense)	(195,879)	11,068	(1,301,192)	23,565
Loss before income taxes	(1,907,165)	(2,347,334)	(9,193,568)	(6,767,899)
Income tax expense	(11,074)	(10,902)	(23,540)	(28,867)
Net loss	$(1,918,239)	$(2,358,236)	$(9,217,108)	$(6,796,766)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of September 30, 2020, the Company had an accumulated deficit of approximately $96.2 million. For the nine months ended September 30, 2020 the Company earned revenue of approximately $1.6 million and incurred a loss from operations of approximately $7.2 million.

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

Reconciliation of Net Loss to Adjusted EBITDA

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net Loss	$(1,918,239)	$(2,358,236)	$(9,217,108)	$(6,796,766)

Add Back:

Interest expense	212,658	93,260	701,861	290,804
Other (income) expense	(16,779)	(6,271)	1,301,192	(23,565)
Severance cost	-	-	426,175	-
Depreciation and amortization	276,232	202,235	923,563	529,931
Taxes	11,074	10,902	23,540	28,867
Impairment loss	-	-	1,035,629	-
Stock compensation	112,125	372,341	741,668	787,720
Adjusted EBITDA (Non-GAAP)	$(1,322,929)	$(1,685,769)	$(4,063,480)	$(5,183,009)

Adjusted EBITDA loss for the nine months ended September 30, 2020 compared to September 30, 2019 decreased by approximately $1.1 million due to a decrease in salary and technology expenditures.

Three and Nine Months Ended September 30, 2020 and 2019

Revenues, net

During the three and nine months ended September 30, 2020, the Company had revenues of approximately $0.5 million and $1.6 million, respectively compared to $0.6 million and $1.9 million in the three and nine months ended September 30, 2019, respectively. The decrease is principally due to the Covid-19 pandemic and its impact on revenue at Cards Plus.

Cost of sales

During the three months ended September 30, 2020, cost of sales was lower than the cost of sales in the three months ended June 30, 2019 due to lower revenue at Cards Plus. During the nine months ended September 30, 2020, cost of sales was higher than the cost of sales in the nine months ended June 30,2019 principally due to lower margin revenue at Cards Plus in the first three months of 2020 offset by lower costs related to decreased revenue principally due to the pandemic.

General and administrative expenses

During the three months and nine months ended September 30, 2020 compared to September 30, 2019, general and administrative expense decreased by $0.6 and $1.0 million, respectively in part due to lower stock compensation expense of $0.2 million and $0.3 million in the respective periods. The balance of the reduction is principally due to due to lower overall costs as a result of staff reductions and expense minimization.

Research and development expenses

During the three and nine months ended September 30, 2020 compared to September 30, 2019, research and development expenses were essentially flat as we continue to invest in our technology that will drive future revenue.

Impairment loss

During the nine months ended September 30, 2020, the Company recorded an impairment loss of approximately $1.0 million, associated with goodwill of one of its reporting units.

As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow as well as future realizable value.

Depreciation and amortization expense

During the three and nine months ended September 30, 2020 compared to September 30, 2019, depreciation and amortization expense increased as a result of placing into service certain of the new product offerings.

Other Income (Expense)

During the nine months ended September 30, 2020, the Company recorded a charge of approximately $985,000 related to an extinguishment of a note payable and a charge of approximately $367,000 in connection with an inducement to certain warrant holders to exercise their outstanding warrants.

Interest expense

Interest expense increased during the three and nine months ended September 30, 2020 compared to September 30, 2019, principally due to the convertible debt offerings in December 2019 and February 2020 which increased level of debt outstanding as well as provided higher rates.

Liquidity and Capital Resources

The Company has approximately $0.6 million of cash on hand and has a deficiency in working capital of approximately $2.0 million

Cash used in operating activities was approximately $3.1 million and $5.0 million in the nine months ended September 30, 2020 and 2019 respectively. The decrease in cash used in operating activities is principally due to an increase in accrued salaries due to salary deferrals and lower overall operating expenses.

The Company expects incremental revenue and cash to be generated in the first quarter of 2021 and beyond from the delivery of software products to new customers across various geographies.

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

In 2020, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available or available on acceptable terms. In order to continue our operations through December 31, 2021 as contemplated in our current business plan, we expect that we will need to raise approximately $7.5 to $10.0 million.

The Company raised approximately $2.9 million in the nine months ended September 30, 2019, through the sale of common stock.

There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

Subsequent Event

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid or will pay a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2020, the Company has instituted revised policies and procedures with respect to impairment for goodwill and intangible assets, including an intention to use third party experts when appropriate.    We believe that these efforts have begun to remediate the control deficiency that existed in 2019 and we will continue to evaluate our processes and policies for further remediation efforts. We anticipate that these remediation efforts will be sufficient to address the control deficiency by the end of the current fiscal year. Except for these remediation efforts, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the nine months ended September 30, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of September 30, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid or will pay a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

On October 30, 2020, Philip Beck resigned as a director of the Company. Mr. Beck's resignation is not due to any disagreements with the Company on any of its operations, policies or practices. Phillip L. Kumnick, Chief Executive Officer and Deputy Chairman of the Board of Directors has been appointed as Chairman of the Board of Directors.

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

Dated: November 9, 2020