Form 10-K
period 2020-12-31
Ipsidy Inc.
filed 2021-03-08
CIK 1534154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $43,473,109 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $0.094.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 28, 2021
Common Stock, par value $0.0001	593,952,012 shares
Documents incorporated by reference:	None

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

PART I

Item 1. Business Overview

Ipsidy Inc. (together with its subsidiaries, the “Company”, “we” or “our”) is a provider of an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, anywhere. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is chatting with my customer service? Who is transferring funds?

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

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly authenticated. Our solutions are intended to provide our customers with the next level of transaction security, control and certainty. Our platform uses biometric and multi-factor identity solutions, which are intended to verify and authenticate identity during a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data), but also access control to both digital environments (e.g. accessing financial accounts, voting systems, email systems, healthcare records, and controlling data network log-ins) and physical environments (e.g. entrances to offices, public buildings, data centers and other sensitive locations).

The Company’s products focus on the broad requirement for identity verification and multi-factor authentication,. Organizations of all descriptions require cost-effective and secure means of mitigating identity fraud-whether that fraud takes place during a new account onboarding or an attempt to takeover an existing account by the misuse of the account holder’s personal information or access credentials. We aim to offer our customers solutions that can be integrated easily into each customer’s business and organizational operations in order to facilitate their use and enhance the end user customer experience.

ProofTM our mobile identity onboarding and verification application, establishes the trusted identity of users based on a variety of ground truth sources, such as chip-based electronic machine readable travel documents, or eMRTDs, national IDs, drivers licenses, as well as by means of direct verification by national ID databases in Peru and South Africa. The application uses these sources to obtain trusted demographic information and the reference facial biometric images that are matched against the user’s captured live selfie. Proof enables the remote onboarding of people in services associated with fintech, telecom, healthcare, government services and other online services-based industries.

Our identity authentication solution, Verified™ by Ipsidy, can be delivered seamlessly via mobile web browser, by Ipsidy’s mobile application or into a customer’s mobile app, using our SDK’s. Verified helps our customers gain identity certainty of their users (customers and employees) who can conveniently and securely consent to a variety of electronic transactions, using their biometrics. For example, we signed an agreement with a global financial services banking platform provider, which has integrated Verified to secure access to their online banking software. Ipsidy has also integrated its authentication services to allow trucking fleets and drivers to use their biometrics to securely open locks that safeguard valuable assets and physical environments.

In 2020 we added a FIDO2 strong authentication solution, AuthentifIDTM, developed under our strategic partnership with LoginID. AuthentifID by Ipsidy delivers trusted FIDO2 strong authentication for passwordless login and transaction authentication tied to a trusted identity. During user registration, AuthentifID leverages Ipsidy’s seamless biometric identity verification service to scan an identity document and take a selfie, to establish a digital chain of trust between biometrically verified individuals, their accounts, and their devices. An international bank entered into an agreement with us to use AuthentifID in order to provide added security to users of its banking systems.

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

We believe that there are several market trends that drive growth in the identity verification and authentication marketplace. These trends include digital transformation and the impact of the widespread adoption of mobile technology, increased fraud as a result of that adoption and increased regulation by governments around the world to protect consumers personally identifiable information, or PII. The events of 2020 and the reaction to the global COVID-19 pandemic.

Digital Transformation

Digital and mobile technologies have significantly changed people’s lives in a remarkably short time, including how we shop, socialize and bank. In 2020, the response to the COVID-19 pandemic with its stay-at-home mandates accelerated digital adoption by even the most reluctant consumers. The global health crisis dramatically altered service delivery across broad market segments, creating lasting effects that we believe are likely to stay, even after the pandemic ends.

Enterprises that were able to, scrambled to reduce reliance on physical outlets and to drive customers to remote digital channels offering seamless and secure user experiences. Electronic services—from mobile banking to online grocery shopping to tele-medicine—have increased multifold within the past year. According to a study conducted by Enterprise Technology Research of 1,200 chief information officers from across the world, the number of permanent remote workers is expected to double to 34.4% of their companies’ workforces in 2021, compared with 16.4% before the coronavirus outbreak (Reuters, “Permanently remote workers seen doubling in 2021 due to pandemic productivity: survey” 2020).

Accordingly, digital transformation efforts that pre-dated the 2020 crisis are likely to have been prioritized and accelerated. Statista estimates that between 2020 and 2023 digital transformation investments are projected to total US$6.8 trillion. The company also forecasts that as much as 65% of the world’s gross domestic product will be digitalized by 2022. (Statista “Spending on digital transformation technologies and services worldwide from 2017 to 2023” 2020).

Key to successful transformation efforts is the ability to onboard new users with speed and accuracy as well as to stop identity fraud at the entrance. MarketsandMarkets, the B2B research firm, projects that the global digital identity solutions market will grow from US$13.7 billion in 2019 to US$30.5 billion by 2024, at a CAGR of 17.3%. The firm further predicts that the market for digital identity and document verification services, a subset of the digital identity market, offers significant potential for growth opportunities, with revenues to rise to US$15.8 billion by 2025. (MarketsandMarkets “Digital Identity Market” 2020 and “Identity Verification Market” 2020).

The Increase in Identity Fraud

Unfortunately, with this increased demand for online services and digital convenience, organizations also face another proliferating challenge – the need to improve cybersecurity measures. Never before have criminals been able to access such vast quantities of personal information.

According to Statista, over 11,000 data breaches have occurred in the United States since 2005 with more than 1.7 billion individual records breached (Statista “Annual number of data breaches and exposed records in the United States from 2005 to 1st half 2020” 2021). And in the age of COVID-19, scams grew by 400% in the first quarter of 2020, making the pandemic not only a health threat but also a significant security risk. (Panda Security “43 Covid-19 Cybersecurity Statistics” 2020). Digital transformation efforts must address these risks.

Identity Verification Impact Across Sectors

Financial services, healthcare and government organizations are confronted by the challenges of identifying their customers, patients and benefits recipients with ease and certainty in the digital world. Governments around the world are imposing new data privacy and authentication regulations, which also impose a “call to action” for many of these businesses and organizations.

Financial Services

Financial services institutions are facing a range of digital transformation challenges and a growth in the millennial embrace of non-traditional fin-tech providers, such as peer-to-peer mobile payment apps. Key to this effort is the ability to accelerate the digital onboarding of customers—offering a convenient digital onboarding experience with real-time account opening decisions—at lower costs.

Convenience, however, traditionally opposes stronger identity assurance – the easier it is to open or access an account the less safeguards there may be to prevent fraud. Javelin Strategy & Research found that in 2019 fraud losses in the financial services industry grew 15% to $16.9 billion, as fraudsters moved from card payments to financial accounts (Javelin Strategy & Research “2020 Identity Fraud Report” 2020). The study reported that account takeovers—identity theft where a criminal uses stolen credentials or data to take control of a consumer’s online account—increased a staggering 72% over 2018. And with 40% of all fraudulent activity related to account takeover reported to occur within a day, the need for strong customer authentication is critical.

Experts recommend that efforts to combat this fraud must focus on moving consumers from static passwords to safer authentication methods. According to Gartner, their clients are increasingly seeking “passwordless” authentication methods such as FIDO2 Strong Authentication to improve user experience (UX) and enhance security by eliminating centrally stored passwords—a key target for cyber criminals (Gartner Research Ibid). Goode Intelligence believes that mobile biometrics are key to securely effecting this transformation and forecasts that over $1.67 trillion of mobile biometric payments will be made annually by 2023, with over $8.7 billion in annual revenue generated for suppliers of mobile biometric technology by 2023 (Goode Intelligence “Mobile Biometrics for Financial Services; Market and Technology Analysis, Adoption Strategies and Forecasts 2018-2023” 2019).

Healthcare

During 2020, remote healthcare services have expanded exponentially - virtual urgent-care visits spiked by 683% between March and April 2020, while virtual, nonurgent care visits grew by an unprecedented 4,345%. (Journal of the American Medical Informatics Association “COVID-19 transforms health care through telemedicine: Evidence from the field” 2020). ResearchAndMarkets predicts that the global telemedicine market will increase to a value of $144.2 billion by 2030, from $27.8 billion in 2019. (ResearchAndMarkets “Telemedicine Market Research Report to 2030”. 2020).

Unfortunately, with this shift to remote care, a record of weak authentication practices such as shared passwords, and a trove of rich personal data, the healthcare market is believed to be even more susceptible to identity fraud. Further, IBM reported that data breaches in the healthcare sector had the highest average cost amounting to $7.13 million per breach amid the COVID-19 pandemic (IBM Security “Cost of Data Breach Report 2020” 2020).

Government Benefits

Many government agencies continue to utilize inadequate identity verification and identity authentication methods. Following the passage of the March 2020 Coronavirus Aid, Relief, and Economic Security Act (CARES Act), an unprecedented volume of criminal attacks surrounding pandemic relief efforts exposed vulnerabilities in government fraud prevention efforts.

According to USA Today, in 2020, states lost over $36 billion to criminals filing fraudulent unemployment claims under the names of other people (USA Today “How scammers siphoned $36B in fraudulent unemployment payments from US” December 30, 2020). According to State investigators, California paid out over $400 million on 21,000 unemployment claims improperly filed using the names of California prison inmates (LA Times “California’s prisoner unemployment fraud now estimated at $400 million, officials say” December 1, 2020). Much of the data used to identify claimants such as Social Security numbers has long been compromised and is available for criminal exploitation. The Federal Trade Commission (FTC), reported that in 2020 they received more than 1.4 million reports of identity theft, almost double the number received in 2019. Furthermore, the FTC reported more than 30% of those reports were attributed to misuse of personal identity in applying for a government benefit, a significant increase from 2019 when only 3% of fraud was attributed to this reason. (FTC Press Release “New Data Shows FTC Received 2.2 Million Fraud Reports from Consumers in 2020” February 4, 2021)

With these statistics in mind, Congress included new provisions to combat grifters when they rolled out a second COVID-19 stimulus package under the Consolidated Appropriations Act of 2021. Section 242 of the new Act mandates that State agencies verify the identity of eligible applicants for pandemic unemployment assistance. The Act also provides federal funding to state agencies to implement new identity proofing measures.

The FIDO Alliance – The Mission To Eliminate Passwords

The reliance on passwords has long been acknowledged as highly frustrating for users, costly for organizations to maintain and reset quickly, as well as one of the weakest security practices for user authentication. The reuse of the same passwords by individuals across multiple sites, the massive data breaches targeting user credentials, and widespread phishing efforts by hackers to entice users to ‘reveal’ passwords creates security risks for every organization.

The FIDO (Fast Identity Online) Alliance was formed in 2012 to address the security risks to enterprises and the problems individual users face in creating and remembering multiple usernames and passwords. FIDO compliant solutions eliminate passwords by using the combination of biometric verification and device authentication via cryptographic security, thereby speeding up and securing user login. FIDO Alliance members include global leaders and household names in technology and across enterprise software, payments, banking, telecom, ecommerce, identity, government, and healthcare (https://fidoalliance.org/members/). This cross-industry coalition works jointly to develop interoperable authentication standards that reduce reliance on passwords with authentication that is more secure, private, and easier to use.

The Global Unbanked Population

The World Bank estimates that approximately 1.7 billion adults, representing 31% of the global adult population, are “unbanked” as of 2017, meaning they have no record of credit, or have no account with a financial institution or a mobile money service. (The World Bank “Global Findex Database 2017” 2017). The World Bank’s Identification for Development (ID4D) initiative also estimates that more than 1 billion people worldwide do not have basic ID credentials, with many more people who have poor quality IDs that cannot be trusted or reliably verified. The ID4D initiative aims to provide everyone on the planet with a legal identity by 2030. The majority of the population sets reside in Sub-Saharan Africa and Asia. (The World Bank “Inclusive and Trusted Digital ID Can Unlock Opportunities for the World’s Most Vulnerable” 2019)

The widespread adoption of mobile phones and access to the internet, estimated at over 79% of adults in developing economies, continue to increase opportunities for leveraging digital identity services and online financial services to these populations (The World Bank Ibid).

Privacy Regulations

All business, governmental and other sectors of society are impacted by the need for organizations to comply with increasing data privacy and authentication regulations. The European Union has lead the way with its General Data Protection Regulation, or GDPR, widely considered the gold standard of data privacy regulation, and other jurisdictions around the world are scrambling to catch up. The United States has been slow and has only limited regulation at the Federal Level, which applies only to specific industries such as the Health Insurance Portability and Accountability Act, or HIPAA. It is therefore falling to the States and local authorities to adopt data privacy requirements such as the California Consumer Privacy Act or CCP and Illinois’ Biometric Information Privacy Act or BIPA, which are being cloned by other jurisdictions. We believe that this growing trend will impose an urgency on organizations of all descriptions to improve their data security and privacy processes, and we believe that biometric identity verification will be a key part of the solution.

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

Identity as a Service (IDaaS) Platform Solutions

Ipsidy’s customers can leverage our IDaaS Platform by using an Ipsidy out-of-the-box identity solution or by a custom integration. The solutions suite includes a full-range of developer integration tools and documentation that help our customers create their own identity and transaction authentication solutions via integration to our RestFul API’s. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team can assist our customers to configure our platform, mobile biometric identity authentication services and our AFIS to meet a specific commercial, geographic or market need and to provide the next level of transaction security, control and certainty for everyday transactions. We also make certain services available without integration. The Company has the following product lines that are part of our IDaaS platform capabilities:

●	PROOFTM establishes the trusted identity of users based on a variety of ground truth sources, including chip based electronic machine readable travel documents, or eMRTDs, national IDs, drivers licenses, as well as through direct verification by national ID databases. Using government issued identity documents, Proof can biometrically match the reference picture of the document with a live user’s selfie. This solution can eliminate the need for costly face-to-face, in-person ID checks and request a verified identity in seconds. In a world of increasing fraud and security threats, Proof offers our customers confidence in the identities of prospective customers, employees or visitors.

●	VERIFIEDTM –Our out-of-band, multi-factor authentication solution, which is designed to provide any bank, insurer, enterprise or government department a secure, convenient application for universal identity verification and transaction consent and authentication before or as part of any type of electronic transactions. Integration to the Ipsidy platform allows customers to develop a custom biometric authentication solution that meets their needs. The Ipsidy RESTful APIs provide a simple and secure way to access our IDaaS Platform. Users can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication and consent.

●	AUTHENTIFIDTM delivers trusted FIDO2 strong authentication for passwordless login and transaction authentication tied to a trusted identity. During user registration, AuthentifID leverages Ipsidy’s seamless biometric identity verification service to scan an identity document and take a selfie, to establish a digital chain of trust between biometrically verified individuals, their accounts, and their devices. AuthentifID eliminates password vulnerabilities and stops phishing attacks and thereby protects users and systems against account takeovers, sim swap attacks, and man-in-the-middle attacks. The service can reduce operational costs of complex password resets and increase customer satisfaction by getting rid of often forgotten or detectable secret questions. AuthentifID enables customers to use biometric authentication with any FIDO2 registered device. Payment organizations can more easily meet PSD2 payment regulations for strong authentication and AuthentifID can help all organizations comply with applicable privacy laws.

●	IDENTITY - PORTAL Allows an enterprise to enroll customers simply using the Ipsidy portal, without any integration. The IDENTITY– PORTAL biometrically authenticates the identity of their customer as well as authorizes everyday transactions using the caller’s enrolled mobile device.

●	ACCESSTM by Ipsidy offers an immediate solution for biometric authentication of individuals seeking entry into a building or controlled area, using Bluetooth beacons to trigger the identity event. The Access solution also offers the ability to issue and schedule digital passes, and a Concierge application provides the building management the ability to monitor employee, resident or visitor access flow as well as perform event exception processing.

●	TIMETM by Ipsidy is a mobile, biometric attendance app with geolocation. Organizations can easily identify and manage team members across multiple worksites and geographic locations. Employees use a convenient mobile app to track when they’re on the clock or on location. When they check in or out, employees confirm their identity by taking a biometric selfie. The date, time and geolocation are automatically recorded so there’s no need for expensive time clocks and it’s ideal for a mobile, global workforce.

Other Identity Products

●	SEARCHTM Our biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms and includes an identity management system SEARCH has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

●	CARDPLUS Secure plastic identity credentials and loyalty card products, currently being sold in Africa. Opportunities exist to expand the product offering.

Payment Processing

Payment Gateway and Kiosks

●	TRANXATM Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations, currently being offered in Colombia. The gateway functionality includes some support for EMV (global standard for credit and debit cards based on chip card technology) credit card acceptance, cash or credit based bill pay services and cash or credit based pre-paid top- up services for cellular operators. In addition, Tranxa can electronically transfer funds between locations of licensed network operators. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72. The platform also supports what is referred to in Colombia as “correspondent banking”, meaning the provision of cash deposit taking, bill payments and certain other services by remote non-bank locations, thereby extending financial inclusion to more remote and low-income areas, both in Colombia and elsewhere in the region.

●	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems.

Modular Mobile Authentication and Authorization Platform

●	Our TRANSACT mobile digital issuance platform, has been developed to support, amongst other things, the issuance and management of closed loop pre-paid accounts (for both physical and virtual cards), an integrated mobile wallet application and consumer loyalty program, a tokenization application with HCE (software architecture that provides exact virtual representation of various electronic identity cards) and an open and closed loop merchant acquiring capability, integrated to our payment gateway and mobile point-of-sale, or MPos application. The platform is multi-lingual and capable of being white labelled for our customers. This is intended to offer a secure and inexpensive solution for conducting electronic transactions, including identity transactions, merchant and peer-to-to peer payments. This platform also supports and is integrated with certain aspects of our IDaaS platform.

●	Our digital mobile wallet application, or electronic account holder is used to contain different services and accounts that can be easily added to effect a variety of transactions. They are intended to take advantage of the potential network effects arising from the successful broadening of our customer base.

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

Add new customers

The Company plans to grow its core business through focused sales and marketing of its products and solutions. Our sales, marketing and product professionals are developing additional distribution channels and seeking out new customers. We are leveraging our internal personnel with resellers, agents and distribution partners, who generally are focused on a particular industry vertical and have an existing customer base to which they can offer our products, in addition to their existing lines. Some of the industry sectors covered by our resellers include financial institutions, e-commerce merchants, and logistics. These resellers enable us to target a significantly larger customer base, while maintaining a lower overhead of our own FTE’s sales personnel. We are also dealing directly with potential customers in response to our digital marketing efforts.

Channel Strategy

The Company believes that its channel strategy will be an effective way to bring its products and solutions to a broad market in an efficient and cost-effective way. We have signed and are pursuing channel partners, that play a key role in their respective verticals, such as Temenos, a technology provider for banks, Atos, a global leader in digital transformation and Inetum (formerly IECISA gfi) which has a focus on the telecom and financial services industries globally (among others) . These channel partners provide access to their customers, who in turn work with many thousands of individual consumers and businesses all of whom could benefit from the use of our solutions. By entering into agreements with such channel partners and leveraging their relationships, we believe we can expand our footprint much more rapidly and cost effectively, as compared to pursuing separate agreements with each customer.

Enter new markets

The Company has already entered new markets by virtue of our subsidiaries in Colombia, Peru and South Africa. The Company believes that the solutions that are currently being offered and developed in those countries will be suitable to be similarly offered in other emerging markets in the Latin American and African regions. The Company also recently signed an agreement with a leading IT consulting and business process services company in India. Furthermore, the improvements to the Company’s platforms and the expansion of the sales teams are being undertaken with a view to being able to support transaction processing and customers across borders without the need to establish and build new facilities in each new country, thereby reducing the costs of entry into each new market.

Innovation

As the electronic and cybersecurity industry continues to evolve, we aim to be at the forefront by developing new services and solutions that leverage our platform and core competencies and thereby enable us to enter new markets, attract new customers and retain existing ones. We also believe it will be critical to our growth for us to continue to enhance our platform capabilities. For example in 202 we signed an agreement with LoginID, under which we have jointly developed a FIDO2 compliant strong authentication solution, which we offer as AuthentifID. We also became a member of the FIDO Alliance, the leading international organization comprising global leaders in technology that help establish best practices for FIDO authentication deployment. We believe the development of new services and solutions will be an important revenue source in the future and enable us to continue to differentiate our platform and capabilities. The Company believes that by using our core technologies we will be able to create solutions that address some of today’s major global market challenges and opportunities arising in identity solutions and access control, coupled with the ubiquitous use of mobile devices. By combining our core technologies, we have built an IDaaS platform using biometric and multi-factor identity solutions, which are intended to support a wide variety of electronic transactions.

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

Revenue Model

Identity Management Solutions and Products

The biometric software products are priced based on a multi-year licensing model which is driven by the number of enrollees in the system. The Company provides its new IDaaS platform services based on a subscription model, with tiered fees per enrolled user, or device, comprising an initial enrollment fee, a periodic subscription and where applicable a per transaction fee. The Company’s CardPlus plastic and credentials card products are sold at a per unit price which will vary based on the configuration of the features and functionality of the product, as well as the services provided.

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

Competition

The Company has created an IDaaS platform allowing it to on-board customers who wish to deploy Ipsidy’s services and solutions in order to know with biometric certainty who is engaging with them. Ipsidy’s solutions include the ability to verify the identity of a user, via remote identity proofing, then enable digital access, as well as transaction and device authentication, all digitally signed by the user’s identity. The Company’s platform utilizes commodity, consumer grade mobile devices for customer deployment with users engaging the platform via a web-browser or corresponding Android or iOS smartphone app.

The Company also offers certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. The Company will need to consistently develop and improve its products in order to remain competitive.

In reviewing the competitors that exist for the Company’s current and planned products and platform services relating to biometric identity solutions, the Company considers a number of factors. Ipsidy’s platform approach offers an Identity as a Service (IDaaS) approach which seeks to combine a number of different elements into a single platform. Ipsidy believes that its full stack platform is exceptional in that it provides a combination of SaaS based documentary identity verification, FIDO device authentication, and identification services which cover digital account access and transaction confirmation use cases. The competitive landscape includes several companies that mainly address only one or other area, with some addressing multiple areas independently. However, it is believed that some companies are attempting to create combined identity offerings, similar to Ipsidy’s.

In looking at our competition, the Company does not consider providers who do not offer a consumer application solution for smartphones, such as the Ipsidy App. Neither do we consider competitors, which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for digital use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include IDEMIA, Thales, and Supercom. This is in contrast to Ipsidy’s IDaaS approach which is based on offering app and browser-based solutions which are usable on mobile devices with minimal hardware requirements. Furthermore, our identity solutions are designed to address the requirements of private, commercial and governmental uses for enrolled users.

To further analyze the competitive landscape, the market must be segmented into authentication solution vendors and biometric identification & verification solution vendors. Major competitors offering solutions in both areas include IDEMIA, Thales, HID Global, and Aware. Major competitors offering only authentication, include Twillio/Authy, HYPR, Datacard, Duo, Daon, Ping Identity, Callsign, and Trusona. Companies offering only biometric identification & verification include NEC, Imageware, Element, and Aware.

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

Companies that focused on offerings for ID proofing, include Jumio, InCode, Au10Tix, OnFido, Clear, Mitek and Acuant. Companies that provide a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. The Ipsidy platform offers its own document based identity verification service for use in digital onboarding solutions, in conjunction with our device authentication and biometric verification solutions.

Another aspect of the competitive landscape for platform service arises from market demand for SaaS based identity services that are both high assurance and low friction. This combination is the ideal balance that Ipsidy and its competitors are trying to achieve. Companies that are believed to be competing with Ipsidy with their offerings today are Thales, Jumio, OnFido, Acuant, Incode, Au10Tix, and IDEMIA (Formerly Morpho and Obertur). In addition, Ipsidy offers its customers the flexibility to adapt its solutions to their specific use cases for either high assurance or to decrease friction.

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

Data protection legislation in various countries in which the Company does business (including Colombia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states are considering additional regulations. Specifically, several states are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action law suits. These regulations could have a significant impact on our businesses.

Human Capital - Employees and Organization

The Company, as of December 31, 2020, had a total of approximately 60 employees that are located in four countries: Colombia, South Africa, the United Kingdom and the United States as well as outsourced service providers. There are approximately 17 employees in the United States that provide overall Company strategic, business and technological leadership. Employees in the U.S. receive health benefits on a cost sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company may enhance or offer additional fringe and welfare benefits in the future as the Company’s profits grow and/or the Company secures additional outside financing.

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

We have an accumulated deficit of approximately $98.2 million as of December 31, 2020 and incurred an operating loss of approximately $9.0 million for the year ended December 31, 2020. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2021. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $4.7 million and approximately $6.0 million for the years ended December 31, 2020 and 2019, respectively. We anticipate that we will continue to have negative cash flows from operating activities for the foreseeable future as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $8.2 million and $3.3 million and in 2020 and 2019, respectively, through equity and debt financing at varying terms. In order to implement and grow our operations through December 31, 2022, achieve an expected annual revenue stream from our products and repay our outstanding convertible debt obligations ($7.6 million) in February 2022 we expect that we will need to raise between $14 and $16 million dollars. See Note 7 of the Consolidated Financial Statements for additional information with respect to conversion options or the respective convertible noteholders. There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

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

Our success depends on the continuing services of Philip Kumnick, CEO, Philip Broenniman, COO, as well as certain other members of the current management team. Our executive team are incentivized by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, engineering employees or third-party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;

●	export duties and tariffs;

●	export regulations or restrictions including sanctions;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles; and

●	increased collection risks;

●	impact of the Coronavirus;

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

Our officers and directors of the Company currently beneficially own approximately 11.1% of our outstanding common stock, and 19.3% on a fully diluted basis assuming the exercise of both vested and unvested options as well as warrants and the conversion of convertible debt. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. In addition, our directors hold approximately 61% of the secured debt issued by the Company, which is convertible into common stock. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

We do not have or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company does business (including Columbia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. To the extent that our business is based on Governmental Contracts, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of our activities in payment processing may in due course require government licensing in different jurisdictions and may subject us to additional regulation and oversight. Aspects of payment processing and related financial services are already subject to legislation and regulations in various jurisdictions. As indicated, “We are exposed to risks in operating in foreign markets” above, the imposition of sanctions on particular countries, entities or individuals would prevent us from doing business with such countries, entities or individuals. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

Some states in the United States have adopted legislation governing the collection, use of, and storage of biometric information and other states are considering such legislation. Specifically, several states are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action lawsuits. The widespread adoption of such legislation could result in restrictions on our current or proposed business activities or we may incur increased costs to comply with such regulations. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states are considering additional regulations. These regulations could have a significant impact on our businesses.

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

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Long Beach, New York where the Company currently leases office space. The facilities in Long Beach, New York are owned by Bridgeworks LLC, a company providing office facilities to emerging companies principally owned by Mr. Beck and his family, the former CEO and Board Member. The arrangement with Bridgeworks LLC allows the Company to use certain office services for a fixed, monthly fee of $2,500 reduced from $5,000 in September 2020. The arrangement with Bridgeworks LLC is terminable upon 30 days’ notice.

The Company leased an office in Plantation, Florida for $2,600 per month plus a share of building expenses. The lease expired in July 2020 and we did not renew the lease.

In October 2018, the Company subleased an office in Alpharetta, Georgia for approximately $3,800 per month. The sub-lease expired on March 31, 2020 and we did not renew the lease.

MultiPay S.A.S. leases space in Bogotá, Colombia. In April 2017, MultiPay S.A.S. entered into a lease beginning April 22, 2017 for two years. The rent is approximately $9,000 per month with an inflation adjustment after one year. The lease was extended through April 21, 2021. The Company intends to enter into a new lease within Bogota, Colombia with a smaller footprint and lower expense.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTCQB (ticker symbol: IDTY) for each quarter for the years ended December 31, 2020 and 2019 were as follows:

Quarter Ended	High	Low
March 31, 2019	$0.14	$0.06
June 30, 2019	$0.15	$0.05
September 30, 2019	$0.13	$0.08
December 31, 2019	$0.10	$0.02
March 31, 2020	$0.10	$0.02
June 30, 2020	$0.13	$0.04
September 30, 2020	$0.16	$0.08
December 31, 2020	$0.18	$0.08

Holders of our Common Stock

As of February 28, 2021, there were approximately 255 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2020

Plan	Number of securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders - 2014 Equity Compensation Plan	25,000,000	$0.45	-

Equity compensation plans approved by security holders - 2017 Equity Compensation Plan	70,000,000	0.08	-

Equity Compensation plans or arrangements not approved by security holders (includes 20,000,000 restricted shares)	92,580,725	0.12	-
	187,580,725	$0.15	-

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2020.

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

The 2014 Plan covers 25,000,000 shares of common stock and the 2017 Incentive Plan covers 70,000,000 shares of common stock. Both plans are administered by the Compensation Committee. In January 2021, the Board resolved to increase the shares allocated to the 2017 Incentive Plan by 75,000,000 and has proposed a resolution for ratification of such increase at the 2020 Annual Meeting of Stockholders.

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

Any option granted under either of the plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated number of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

Unregistered Sales of Equity Securities

During 2019, the Company issued approximately 411,000 shares of common stock to service providers in satisfaction of $41,000, due for services.

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

Subject to the aggregate principal amount of all the 2020 Notes being not less than $1,500,000, the 2020 Note Investors are entitled to nominate, and the Company will not unreasonably reject the appointment of a new member to the Company’s Board of Directors.

Furthermore, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Company and the 8% Note Investors entered into an amendment agreement pursuant to which that the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, save that the maturity shall be extended to the same maturity date as the 2020 Notes.

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Directors joined the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020. As part of their engagement, Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

During 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman in connection with their compensation for service as Board Members. Additionally, an executive of the Company was granted 5,000,000 shares of Restricted Common Stock. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of December 31, 2020.

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

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together with Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issued the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

During the year ended December 31, 2020, the Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

During 2020, the Company issued approximately 1.7 million shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

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

Overview

Ipsidy Inc. together with its subsidiaries is a provider of an Identity as a Service (IDaaS) platform that delivers a suite of secure, mobile, biometric identity solutions, available to any vertical, anywhere. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is in my lobby?

Ipsidy provides secure, biometric, identity verification and electronic transaction authentication services. We have developed an IDaaS platform for our customers, be they businesses, residences, houses of worship, or other organizations, to enable their users to authenticate their identity more easily to a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, including the underlying transaction data and embedded attributes of the participant’s identity. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

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

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity management security and transaction processing marketplace, including growing concerns over identity theft and fraud, in part resulting from the impact of the Coronavirus pandemic on the acceleration of digital transformation and remote working; security of offices, residences, places of worship and other public places and the increase in electronic payments, solutions provided by non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction. Our results are also impacted by the changes in levels of spending on identity management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers through our channel partners and by expanding into new markets and innovation. If we are successful in these efforts, we would expect our revenue to continue to grow. In addition, based on the positive trends in the international payment processing industry noted above, we anticipate that as and when more payments are made using electronic and mobile methods, such as those that we offer, our revenue would also increase.

Going Concern

The Company has an accumulated deficit of approximately $98.2 million as of December 31, 2020. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

In 2020 and 2019, the Company raised a total of approximately $8.2 million and $3.3 million, respectively, of additional funds from Accredited Investors.

In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow profitable) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Below is the Company’s revenue recognition policy determined by revenue stream for its significant revenue generating activities.

Cards Plus - The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short-term nature of the contracts.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized at a point in time the equipment is delivered to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. We allocate the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered.

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

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. On December 31, 2020 and 2019 no allowance for doubtful accounts was necessary.

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

Inventories on December 31, 2020 consist solely of cards inventory and inventories at December 31, 2019 consist of cards inventory and kiosks that have not been placed into service. As of December 31, 2020, the Company recorded an inventory valuation allowance of approximately $18,000 to reflect net realizable value of the cards inventory. As of December 31, 2019, the Company had an inventory valuation allowance for kiosks of $236,000 that were being held for sale and $18,000 for the cards inventory.

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

Other Assets - Software Development Costs

Other assets includes when applicable, costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2020, all assets have been placed into service. As of December 31, 2019, a portion of the software was still under development and had not been placed in service. Upon completion, the amounts were transferred to the appropriate asset category and expensed over their estimated useful lives. In 2020 and 2019, approximately $0.1 million and $3.1 million of software development costs were placed into service and classified as internally developed software.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives which is currently five to ten years. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair value of the reporting unit to it carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

During the year ended December 31, 2020, the Company recorded an impairment loss of approximately $1.0 million, associated with goodwill at one of its reporting units. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward.

During the year ended December 31, 2019, the Company updated our projections associated with our reporting units and it indicated that the carrying value may not be recovered as revenue assumptions were not met. The goodwill impairment loss for the year ended December 31, 2019 was approximately $1.5 million across the three reporting units.

The fair value of the reporting unit in both years was determined using discounted cash flow as well as future realizable value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2020, the Company impaired intangible assets of approximately $297,000 at one of the reporting units as the carrying were in excess its recoverable amount. During the year ended December 31, 2019, the Company impaired intangible assets related to developed software of approximately $155,000 as the net assets were no longer being used for commercial purposes.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with it carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 for the calendar year ending December 31, 2020, the effective date for adoption. The adoption of this standard did not have a have a material impact on the Company’s financial statements.

Adjusted EBITDA.

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with U.S. GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) and (6) certain other items management believes affect the comparability of operating results. Other items included the following:

●	Severance cost of $0.4 million in 2020

●	Impairment loss of $1.3 million in 2020 and $1.7 million in 2019

●	Extinguishment of debt of $1.0 million in 2020

●	Warrant inducement expense of $0.4 million in 2020.

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the Year Ended
	December 31, 2020	December 31, 2019

Net loss	$(11,298,558)	$(10,500,358)

Add Back:

Interest expense - net	969,396	375,598
Debt extinguishment	985,842	-
Warrant exercise inducement expense	366,795	-
Other income, net	(69,563)	(23,920)
Severance cost	426,175	-
Depreciation and amortization	1,250,542	790,367
Taxes	36,323	62,931
Impairment loss	1,333,566	1,671,804
Stock compensation	823,564	1,246,019

Adjusted EBITDA (Non-GAAP)	$(5,175,918)	$(6,377,559)

The decrease in Adjusted EBITDA loss in 2020 compared to 2019 is principally due to the Company’s increased focus and investment on its principal products combined with its cost minimization programs to reduce overall expenses.

Results of Operations and Financial Condition for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenues

For the year ended December 31, 2020 compared to the year ended December 31, 2019, the Company’s revenue decreased $2.1 million from $2.6 million, or $0.5 million. The decrease in revenue for the year ended December 31, 2020 is principally due to the Covid-19 pandemic. Revenue at Cards Plus and our Colombian operations declined by $0.3 million and $0.1 million respectively.

Cost of sales

During the years ended December 31, 2020 and December 31, 2019, cost of sales was $0.7 million in both periods. Costs of sales was slightly higher in the year ended December 31, 2020 compared to December 31, 2019 due to lower margin revenue at Cards Plus. Although sales decreased, cost of sales was comparable year over year due to sales of inventory purchased in prior year that was brought at a higher exchange rate causing lower margins.

General and administrative

General and administrative expenses for the year ended December 31, 2020 decreased by approximately $1.2 million as compared to the same period in 2019 due in part due to lower stock compensation charges (reduced by $0.4 million) with the balance related to staff reductions and other cost minimization efforts.

Research and development

During the year ended December 31, 2020 compared to the year ended December 31, 2019, research and development expenses decreased by approximately $0.5 million as the Company reduced its overall spend while focusing its resources on key product initiatives and reducing staff.

Impairment loss

During the year ended December 31, 2020, the Company recorded a goodwill impairment loss of approximately $1.0 million, associated with goodwill at a reporting unit based in Africa. Additionally, in the year ended December 31, 2020, the Company recorded an impairment on intangible assets of approximately $0.3 million at a reporting unit in Latin America as the carrying value was in excess of its estimated recoverable value. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections and these indicated impairments for either goodwill or intangible assets were required as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow.

Depreciation and amortization

Depreciation and amortization expense increased during the year ended December 31, 2020 compared to December 31, 2019 due to increased amortization expense associated with approximately $3.1 million in capitalized software being placed into service in 2019.

Interest Expense

Interest expense increased during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to convertible debt offerings in December 2019 and February 2020 that increased the level of debt outstanding and related interest expense.

Other Income (Expense)

During the year ended December 31, 2020, the Company recorded a charge of approximately $986,000 related to the amendment of a promissory note which was treated as an extinguishment of a note payable and a charge of $367,000 in connection with the inducement to certain warrant holders to exercise their outstanding warrants.

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 has impacted and will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa did not have any operations in April 2020 and has had limitations on its operations starting in May 2020, as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said, we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements. However, the level of inquiries about our services has increased during the last quarter of 2020, as our products are designed to serve an increasingly mobile economy and workforce.

Liquidity and Capital Resources

As of December 31, 2020, current assets were $4.4 million and current liabilities outstanding amounted to $2.9 million which resulted in net working capital of $1.5 million.

Net cash used by operating activities was $4.7 million for the year ended December 31, 2020 compared to $6.1 million in 2019. Cash used in operations for 2020 and 2019 was the primarily result of funding the business operations as the Company invested in people and product a developing business.

Net cash used in investing activities in 2020 and 2019 was approximately $0.3 million and $1.6 million as the Company invested in software development expenditures which were capitalized.

Net cash provided by financing activities for 2020 and 2019 was approximately $8.2 million and $3.3 million, which consisted primarily of the net proceeds from the sale of common stock, issuance of convertible notes payable, and the exercise of warrants in 2020 and the sale of common stock and issuance of convertible notes payable in 2019.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing in 2019 and 2020 from equity financing and convertible notes payable financing.

See Notes 6 and 7 of the Consolidated Financial Statements for additional information associated with the notes and convertible notes payable.

The following is a summary of the convertible notes payable outstanding on December 31, 2020:

8% convertible notes payable issued December 2019	$428,000
15% convertible notes payable issued February 2020	5,265,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(494,138)
Unamortized debt issuance costs	(59,886)
$5,800,976

●	On January 31, 2017, the Company entered and closed a Securities Purchase Agreement with the Stern Trust pursuant to which the Stern Trust invested an aggregate of $3,000,000 into the Company in consideration of the Stern Note and 4,500,000 shares of common stock. The Stern Note bears interest of 10% per annum, which compounds annually. On August 9, 2018, the Company prepaid $1,000,000 of principal of the Stern Note plus the related accrued interest of approximately $158,000. On February 14, 2020 the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes.

●	On December 13, 2019, the Company, entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). The 8% Notes mature on November 30, 2021 and pursuant to the amendment in February 2020 referenced below, are a secured obligation of the Company. The Company shall pay interest on the 8% Notes at the rate of 8.0% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the holder’s option, shares of common stock of the Company. At the option of the 8% Note Investors, all or a portion of the 8% Notes may be converted into shares of common stock of the Company at $0.08 per share. On February 14, 2020 the Company and the 8% Note Investors entered into an amendment agreement pursuant to which that the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, save that the maturity shall be extended to the same maturity date as the 2020 Notes.

●	On February 14, 2020, the Company entered into Securities Purchase Agreements with the 2020 Note Investors providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 which mature in February 2022. The security interest granted to the holders of the 2020 Notes, 8% Notes and Stern Note ranks pari passu. Each of the secured parties appointed Mr. Stern and a third-party investor as joint collateral agents. Mr. Stern, a director of the Company, is the trustee of the Stern Trust.

Paycheck Protection Program

●	In May 2020, the Company received a loan of approximately $486,000 under the Paycheck Protection Program (“PPP”) of the U.S. Small Business Association (“USSBA”) related to its U.S. operations. The Company anticipates, subject to approval by USSBA, if certain requirements are met, the loan will be forgiven. Any amounts not forgiven will be required to be repaid. The loan forgiven application has been filed with its lender and the USSBA.

●	In January 2021, the Company received a second loan of approximately $486,000 under the PPP related to its U.S. Operations. The Company anticipates subject to approval by USSBA, if certain requirements are met the second loan will be forgiven. Any amounts not forgiven will be required to be repaid.

If the USSBA determines that the PPP loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loan and record additional expense which could have a material adverse effect on the Company’s financial condition and results of operations in a future period.

As of December 31, 2020, the total notes payable is approximately $493,300 of which approximately $485,800 could be forgiven under the provisions of the USSBA PPP. Additionally, the Company has approximately $5.8 million of Convertible Notes Payable outstanding, net of discounts as of December 31, 2020.

Equity Financing

See Note 9 of the Consolidated Financial Statements for additional information associated with equity financing in 2020 and 2019.

2020 Common Stock Transactions

●	In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors agreed to purchase 3,441,558 shares of common stock for $200,000.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.10 Warrants were exercised for cash at an exercise price of $0.07 per share. In addition, the holders that exercised the $0.10 Warrants received a $0.15 Warrant for every four $0.10 Warrants exercised. As a result, the Company issued 10,008,333 shares of common stock and 2,502,085 $0.15 Warrants in consideration of $700,583.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.05 Warrants were exercised for cash. In addition, the holders that exercised the $0.05 Warrants received a $0.15 Warrant for every two $0.05 Warrants exercised. As a result, the Company issued 4,632,000 shares of common stock and 2,316,000 $0.15 Warrants, in consideration of $231,600. Separately, certain holders of the $0.05 Warrants to acquire 1,770,000 shares of common stock exercised on a cashless basis resulting in the issuance of 560,659 shares of common stock.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.06 Warrants were exercised. In addition, the holders that exercised the $0.06 Warrants also received $0.15 Warrant for every two $0.06 Warrants exercised. As a result, the Company issued 5,280,000 shares of common stock and 2,640,000 $0.15 Warrants in consideration of $316,800.

●	On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together with Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issued the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

●	During 2020, the Company issued approximately 1.7 million shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

2019 Common Stock Transactions

●	In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

In 2021, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities will also require continued investment. We raised approximately $8.2 million and $3.5 million and in 2020 and 2019, respectively, through equity and debt financing at varying terms. In order to implement and grow our operations through December 31, 2022, achieve an expected annual revenue stream from our products and repay our outstanding convertible debt obligations ($7.6 million) in February 2022 we expect that we will need to raise between $14 and $16 million dollars. See Note 7 of the Consolidated Financial Statements for additional information with respect conversion options of the respective convertible noteholders.  There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

As of December 31, 2020, the total notes payable is approximately $493,300 of which approximately $485,800 could be forgiven under the provisions of the USSBA Paycheck Protection Program. Additionally, the Company has approximately $5.8 million of Convertible Notes Payable outstanding, net of discounts as of December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2020, the Company had the following contractual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes Payable	$493,300	$6,000	$487,300	$-	$-
Convertible Notes Payable	6,355,000	-	6,355,000	-	-
Operating Leases	180,100	130,300	49,800	-	-
Capital Leases	53,900	10,800	43,100	-	-
	$7,082,300	$147,100	$6,935,200	$-	$-

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm, are set forth on pages F-1 through F-33 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. During 2020, the Company revised their quarterly and annual financial reporting and closing procedures to remediate previously reported control deficiency.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that, during 2020, the Company revised their quarterly and annual financial reporting and closing procedures to remediate previously reported control deficiency.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Phillip L. Kumnick	54	Chief Executive Officer and Chairman of the Board of Directors
Philip R. Broenniman**	55	Chief Operating Officer, President and Director
Herbert Selzer (1)(2)(3*)	74	Director
Theodore Stern (1*)(2)(3)	91	Director
Stuart Stoller	65	Chief Financial Officer
Thomas Szoke	56	Chief Solutions Architect and Director
Christopher White	48	Chief Technology Officer

*	denote Committee Chair
**	Appointed March 2020

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

Phillip Kumnick

Phillip Kumnick serves as Chief Executive Officer and Chairman of the Board of Directors of the Company, having been appointed as CEO in May 2020, as a director in 2019 and Chairman of the Board of Directors in October 2020. From 2010 to 2018, Mr. Kumnick was Senior Vice President Global Acquirer Processing at Visa, Inc., and was the executive in charge of leading and growing Visa’s acquirer and merchant processing services and omni-channel solutions on a global basis. Mr. Kumnick was also a key contributor to the design of the Secure Remote Commerce (SRC) standard now being rolled out by the card brands, which aims to provide a simple and secure card payment experience. SRC uses tokenization to protect consumers’ sensitive data and intelligent identity authentication to help distinguish legitimate cardholders from fraudsters. Mr. Kumnick was the product owner and developer of Visa’s critical entry into encryption and tokenization products and services for their acquiring partners for transactions at the physical point of sale. Prior to joining Visa, Mr. Kumnick was the leader of the Cards & Payments practice of Cap Gemini Consulting from October 2009 through June 2010. Prior to Cap Gemini Consulting. Mr. Kumnick was a Senior Vice President at TSYS Acquiring Solutions from 2001 to 2009, with responsibility for leading the Product Management team and expanding the Company’s portfolio of merchant and acquirer products. He was also a leader of key M&A activities, including business development and strategic investment in Europe, Latin America and Asia, and helped expand TSYS’ client footprint to over 70 countries. Mr. Kumnick started his payments career at MasterCard International where he worked from 1988 to 2000, in various capacities, rising to Vice President & Chief Settlement Officer – Global Settlement Operations. In that role he was responsible for the 7 x 24 x 365 mission critical clearing and payment operations of a $3.0 billion per day global EFT and treasury operation. Mr. Kumnick was a strategic subject matter expert and key contributor to the evolution of MasterCard’s global processing functions.  Mr. Kumnick has an MBA- Finance and a BS Finance from St. Louis University.

Philip R. Broenniman.

Mr. Broenniman, serves as Chief Operating Officer and President, having been appointed in May 2020, as well as a Director of the Company, having been appointed in March 2020, Mr. Broenniman has been, for the last nine years, Managing Partner and Portfolio Manager for Varana Capital, LLC (“VCLLC”), a firm he co-founded in 2011. Through his position at VCLLC, Mr. Broenniman invests in, and consults with the Board of Directors of, certain public and private companies, working with each on strategic planning, financing, and/or balance sheet restructuring. Mr. Broenniman began his portfolio management career with the Bass family of Fort Worth, TX in 1993, investing in event strategies, assisting on a $1 billion book of derivative hedging and investment strategies, and developing his skills in derivative analytics, risk management, and portfolio construction. Privately, from August 2010 until February 2018, Mr. Broenniman was co-founder and a member of Cadence Distributors, LLC, an import/export company focused on the fragrance industry. From February 2012 to April 2017, Mr. Broenniman was a founding investor in Cacao Prieto, a bourbon and rum distillery, providing strategic guidance during the initial launch of the business. Mr. Broenniman served as a member of the Board of Directors and Special Committee evaluating strategic options for CSS Industries, Inc. (Formerly NYSE: CSS) from July 2019 until March 2020, upon the successful closing of its merger. Mr. Broenniman has a BS from Duke University, an MBA from University of Virginia and is a Chartered Financial Analyst.

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

Stuart Stoller

Stuart Stoller serves as Chief Financial Officer of the Company having been appointed in January 2017. Mr. Stoller. Prior to joining the Company served as Chief Financial Officer and Board Member for TestAmerica Environmental Services LLC from May 2016 to October 2017. From December 2013 to April 2016, he was the Chief Financial Officer of Associated Food Stores. Mr. Stoller served as Chief Financial and Administrative Officer for Sleep Innovations from August 2009 to October 2013. Prior to joining Sleep Innovations, Mr. Stoller for 27 years served various roles with the New York Times Company including Senior Vice President for Process Reengineering and Corporate Controller and various capacities at Macy’s which included the role of Senior Vice President and Corporate Controller. He also was the controller of Coopers & Lybrand LLP. He is a Certified Public Accountant.

Thomas Szoke

Thomas R. Szoke serves as Chief Solutions Architect and a Director of the Company. Mr. Szoke is a co-founder of Innovation in Motion (“IIM”) a predecessor of Ipsidy and has over 25 years of product engineering, global sales and operations management experience. He has held several executive positions in the Company and has successfully led it from its inception to its listing on the OTC Market as well as expanding its market presence and product portfolio through strategic acquisitions in the United States, South America and Africa. Mr. Szoke pioneered the concept and development of certain product lines as well as its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform.

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

Christopher White

Chris White was appointed Chief Technology Officer in January 2020. Mr. White joined the Company in 2018, initially as Director Dev-Ops, and was promoted to SVP Engineering in February 2019. In those roles he was responsible for the Company’s payments and mobile solutions application development. Prior to joining Ipsidy from 2016 to 2018, Mr. White served as Software Engineering Director at NCR Corporation and was responsible for development and maintenance of retail location management and point-of-sale systems for the petroleum industry. From 2015 to 2016 he was Director, Software Device & Tools at Verifone responsible for SDK’s, which were used by internal and third-party developers to develop software on Verifone devices. Prior to joining Verifone, Chris White was at Ingenico from 2011 to 2015, rising to VP of Core Engineering, where he was responsible for North American payment systems. Mr. White is a veteran of the United States Marine Corps in which he served honorably from 1991-1996 and received multiple certifications in electronics.

Board & Committees

Board meetings during calendar year ended 2020

During 2020, the Board of Directors held thirteen meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. The Board has not designated a member as the “audit committee financial expert” as defined by the SEC, which is not required at this time. During 2020, the Audit Committee held five conference call meetings.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2020, the Compensation Committee held two meetings through conference calls.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on our Corporate Governance landing page under the tab labeled “Investors” on our website at http://www.ipsidy.com. During 2020, the Governance Committee did not hold any meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2020 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards (S)	Option Awards (S)	Other Compensation ($)	Total ($)
Phillip Kumnick	2020	85,813	64,980	127,500	1,033,333		1,311,626
Chairman of the Board. CEO and President (1)	2019	-	-	-	-	-	-

Philip Beck	2020	138,889	-		-	308,104	446,993
Former Chairman of the Board. CEO and President (2)	2019	350,000	-		-	-	350,000

Thomas Szoke	2020	275,000	-	-	-	-	275,000
Chief Solutions Architect and Director	2019	275,000	-	-	-	-	275,000

Stuart Stoller	2020	237,500	-		127,500	-	365,000
CFO (4)	2019	234,375	-		-	-	234,375

(1)

Mr. Kumnick was hired on May 22, 2020 and as part of his compensation package was granted 33,333,334 stock options of which 20% vest at grant date and the balance vest subject to performance conditions. As of December 31, 2020, 6,666,666 of the stock options were vested and exercisable, and the performance conditions for remaining stocks options were not met. In December 2019, Mr. Kumnick was granted 3,000,000 stock options in connection with his appointment to the Board of Directors. Additionally, in March 2020, Mr. Kumnick was granted 1,500,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds.

The stock option aggregate grant date fair value was $1,033,333. There award aggregate grant date fair value was $127,500. The performance criteria for vesting of the restricted stock were not met. Mr. Kumnick has not exercised or realized a gain on these options as of the date of the submission of this report. Furthermore, the bonus of $64,980 will only earned upon meeting certain performance criteria.

(2)

Mr. Beck was hired on January 31, 2017 and as part of his compensation package was granted 15,000,000 stock options which vest 1/3 immediately effective January 31, 2017 with the balance over two years and 15,000,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds. As of December 31, 2020, all shares under the options vested and were exercisable, but none of the restricted stock were exercisable. Mr. Beck has not exercised or realized a gain on these options as of the date of the submission of this report.

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 plus the cost of medical benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. During 2020, the Company paid $287,500 plus his monthly medical insurance premiums. The remaining $87,500 was paid in February 2021. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 15,000,000 shares of Unvested Restricted Stock.

(3)	In 2020, Mr. Szoke was appointed Chief Solutions Architect. In 2019, Mr. Szoke was paid a bonus of $36,667 earned in 2018 for attaining the performance targets as set forth in his employment agreement.

(4)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 5,000,000 stock options which vest over three years and 5,000,000 shares of restricted stock which shares vest upon attainment of certain performance criteria. In October 2020, Mr. Stoller was granted 2,500,000 stock options which vest over three years. The aggregate grant date fair value was of the 2020 stock grant was $127,500. As of December 31, 2020, 5,000,000 of the stock options granted were vested and exercisable and the restricted stock was not exercisable. Mr. Stoller has not exercised or realized a gain on these options as of the date of the submission of this report.

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

Pursuant to the Executive Retention Agreements, as more fully described below, certain executive officers could earn additional compensation if certain performance thresholds were met. The targets for Mr. Szoke and Stoller were not met in 2020 and 2019. No other incremental compensation targets for any executive were met in 2020 and 2019. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; The Company provide medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees cost. See “Executive Agreements” below.)

Grant of Plan-Based Awards

During the calendar year ended December 31, 2020, the following grants were made to the named executive officers.

●	Mr. Kumnick in connection with his employment agreement was granted 33,333,334 stock options of which 20% were vest at grant date and the balance vest subject to performance conditions. Mr. Kumnick was also granted 1,500,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds.

●	In October 2020, Mr. Stoller was granted 2,500,000 stock options which vest over three years.

As previously described, in connection with their respective employment arrangements, Philip Beck and Stuart Stoller were awarded 15,000,000 and 5,000,000 common stock options in 2017. Additionally, Philip Beck and Stuart Stoller received 15,000,000 and 5,000,000 restricted common shares in 2017. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 15,000,000 shares of Unvested Restricted Stock

There were no other grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2020.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock awards
(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ©	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) e	Option Expiration Date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares or units of stock that have not vested ($) (h)	Equity Incentive Plan Awards: Number of unearned shares or units of stock or rights that have not vested (#) (i)	Equity Incentive Plan Awards: Market or payout of unearned shares, units or other rights that have not vested ($) (j)
Executive Officer

Phillip Kumnick (1)	6,666,667	26,666,667	-	$0.07 per share	May 22, 2030	1,500,000	204,000	-	-
Phillip Kumnick	1,000,000	2,000,000	-	$0.055 per share	December 9, 2029	-	-	-	-
Philip Beck (2)	17,000,000	-	-	$0.05 per share	August 12, 2026	-	-	-	-
Philip Beck	15,000,000	-	-	$0.10 per share	January 31, 2027	-	-	-	-
Stuart Stoller (1)	5,000,000	-	-	$0.10 per share	January 31, 2027	5,000,000	680,000	-	-
Stuart Stoller	-	2,500,000	-	$0.0925 per share	October 6, 2030	-	-	-	-
Thomas Szoke	10,000,000	-	-	$0.45 per share	September 25, 2025	-	-	-	-

(1)	The performance criteria for 26,666,667 stock options for Phillip Kumnick and restricted stock awards to Philip Kumnick and Stuart Stoller have not been met as of December 31, 2020.
(2)	The amounts for Philip Beck include previously awarded common stock options for consulting services rendered prior to his employment (17,000,000 stock options) which became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company. The consulting services were provided by Parity Labs, LLC, a company principally owned by Mr. Beck and his family.

Compensation of Directors

The non-management Directors consisting of the Board of Directors earn $72,000 per annum for Board membership, inclusive of all Board meeting and committee meeting attendance fees in the form of a stock grant and they earn an additional annual retainer for service on each committee of $5,000. The Company has recorded the expense associated with Board Compensation but has not granted or paid fees since October 2019. Total board compensation recorded in 2020 was approximately $349,000 of which $47,000 was the retainer for Board Committees and the balance of $302,000 was the retainer for service on the Board. Mr. Stern and Mr. Selzer each earned $15,000, Mr. Kumnick and Mr. Beck each earned $6,250, Mr. Broenniman earned $3,750 and Mr. Solomon $833.

The non-management directors in 2020 were as follows:

●	Herb Selzer and Theodore Stern for all of 2020.

●	Phillip Kumnick until May 22, 2020 when he was appointed Chief Executive Officer of the Company.

●	Philip Broenniman who was appointed in March 2020 until he was appointed President of the Company on May 22, 2020.

●	Philip Beck from May 22, 2020 (former Chief Executive Officer) until he resigned from the Board of Directors in October 2020.

●	Ricky Solomon – January 2020 until he resigned from the Board of Directors.

The non-management Board of Directors will be compensated for their service in 2020 through the issuance of stock compensation after the next Annual Meeting.

During 2019, the Company recorded expense of $40,000 for the annual retainer for service on Board. The amounts recorded for Mr. Selzer, Mr. Stern and Mr. Solomon for the annual retainer for service on Board committees was $15,000, $15,000, and $10,000 in addition to their stock compensation of $72,000 each per annum. Total board compensation recorded in 2019 was approximately $256,000.

On his appointment Mr. Kumnick received a grant of an option to purchase 3,000,000 shares of common stock vesting in equal parts over three years, or earlier in the event of a change of control of the Company (as defined in the option grant). In March 2020, the Company entered into a restricted stock purchase agreement with Phillip Kumnick, providing Mr. Kumnick with the right to acquire 1,500,000 shares of common stock at par value subject to the Vesting Criteria (as defined in the stock purchase agreement). On his appointment, the Company entered into a restricted stock purchase agreement with Philip Broenniman, providing Mr. Broenniman with the right to acquire 1,500,000 shares of common stock at par value subject to the Vesting Criteria.

Executive Employment Agreements

On May 22, 2020, Phillip L. Kumnick, Deputy Chairman of the Company, was appointed as Chief Executive Officer of the Company. Philip R. Broenniman, a director of the Company, was appointed as Chief Operating Officer and President of the Company. On December 31, 2020 effective May 22, 2020, Mr. Kumnick and Mr. Broenniman each entered into Offer Letters with the Company providing that each of the executives will devote their full time and attention to the business of the Company on an “at will” basis.

Pursuant to the Offer Letter entered with Mr. Kumnick, Mr. Kumnick base salary since his engagement was $125,000 per annum and was increased to $187,500 per annum as of November 1, 2020. Subject to the Company achieving a revenue target of not less than $8,000,000 in a fiscal year (the “Revenue Target”), the base salary is to be increased to $250,000 per annum and to be again further reviewed by the Compensation Committee based on prevailing market conditions. Further, upon achieving the Revenue Target or a portion thereof or in the event of a change of control or involuntary termination, Mr. Kumnick will receive a bonus of up to $64,980. Mr. Kumnick is also eligible to receive the usual benefits available to the executives of the Company.

Pursuant to the Offer Letter entered with Mr. Broenniman, Mr. Broenniman base salary since his engagement was $87,500 per annum and was increased to $131,250 per annum as of November 1, 2020. Subject to the Company achieving the Revenue Targets, the base salary is to be increased to $175,000 per annum and to be again further reviewed by the Compensation Committee based on prevailing market conditions. Further, upon achieving the Revenue Target or a portion thereof or in the event of a change of control or involuntary termination, Mr. Broenniman will receive a bonus of up to $45,833. Mr. Broenniman is also eligible to receive the usual benefits available to the executives of the Company.

In May 2020, Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock and Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock. 20% of the options were vested at grant and the balance vest subject to performance conditions.

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

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. During 2020, the Company paid $287,500 plus his monthly medical insurance premiums. The remaining $87,500 was paid in February 2021. On October 30, 2020, Philip Beck resigned as a director of the Company and the Company repurchased Mr. Beck’s restricted stock for $1.00 under the provisions of his Restricted Stock Agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of Ipsidy’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of February 28, 2021, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers & Directors
Theodore Stern	Director	34,674,814	(2)	5.6%
Thomas Szoke	Director & Chief Solutions Architect	32,083,317	(3)	5.3%
Philip Broenniman	Director, President & COO	24,544,714	(4)	4.0%
Phillip Kumnick	Chairman & CEO	19,833,334	(5)	3.1%
Stuart Stoller	Chief Financial Officer	10,312,500	(6)	1.7%
Herb Selzer	Director	9,665,084	(7)	1.6%
Christopher White	CTO	833,333	(8)	0.1%
Total owned by executive officers and directors		131,947,096		21.4%
>5% Stockholders
Stephen Garchik	Shareholder	52,849,970	(9)	8.8%
Andras Vago	Shareholder	47,368,260	(10)	8.0%
Douglas Solomon	Shareholder	35,037,302	(11)	5.7%
Eric Rand	Shareholder	34,494,191	(12)	5.7%
Philip Beck	Shareholder	32,243,717	(13)	5.2%

Total owned by executive officers, directors and 5% stockholders		333,940,536		54.8%

(1)	Applicable percentage ownership is based on 593,952,012, shares of common stock outstanding as of February 28, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2)	Includes (i) 5,885,445 shares of common stock, (ii) 8,166,667 shares of common stock held by Theodore Stern Revocable Trust, (iii) a common stock purchase warrant to acquire 250,000 shares of common stock at $0.15 per share and (iv) 20,372,702 shares of common stock that may be issued upon the conversion of principal and interest accrued as of April 29, 2021 under the Stern Note, which is held by the Theodore Stern Revocable Trust.

(3)	Includes (i) 19,083,317 shares of common stock, (ii) 3,000,000 shares held by Mr. Szoke’s wife, and (iii) a stock option to acquire 10,000,000 shares of common stock at an exercise price of $0.45 per share.

(4)	Includes (i) 3,682,412 shares of common stock, (ii) 1,500,000 shares of restricted common stock that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2021, (iii) a stock option to acquire 16,666,666 shares of common stock at $0.07 per share, of which 8,666,666 are vested and the remainder vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2021, (iv) common stock purchase warrants to acquire 350,000 shares of common stock at $0.165 per share and 262,500 shares of common stock at $0.088 per share, (v) 9,153,969 shares of common stock held by Varana Capital Focused L.P. (“VCFLP”) and a common stock purchase warrant to acquire 929,167 shares of common stock at $0.15 per share held by VCFLP. Mr. Broenniman is the Managing Partner of Varana Capital, LLC, which, in turn, is the investment manager of and has dispositive control over the shares held by VCFLP. By virtue of these relationships, in addition to the shares he holds personally, Mr. Broenniman may be deemed to beneficially own the shares held by VCFLP.

(5)	Includes (i) 1,500,000 shares of restricted common stock that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2021, (ii) a stock option to acquire 3,000,000 shares of common stock at $0.055 per share vesting over a three year period, of which 1,000,000 have vested as of February 28, 2021 and (iii) a stock option to acquire 33,333,334 shares of common stock at $0.07 per share, of which 17,333,334 are vested and the remainder vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2021.

(6)	Includes (i) 312,500 shares of common stock (ii) a stock option to acquire 5,000,000 shares of common stock at $0.10 per share, (iii) 5,000,000 restricted stock common shares that vest upon meeting performance criteria. The performance criteria have not been met as of February 28, 2021 and (iv) stock options to acquire 2,500,000 shares of common stock at a price of $0.0925 per share which vest as to one-third on each of October 7, 2021, 2022 and 2023.

(7)	Includes (i) 5,594,714 shares of common stock, (ii) stock options to acquire 400,000 shares of common stock at an exercise price of $0.10 per share, (iii) 812,592 shares of common stock arising on conversion of principal and interest accrued as of April 29, 2021 under a 2020 Note and (iv) 2,417,778 shares of common stock held by Vista PBG Associates, LLC (“Vista”), a company of which Mr. Selzer is the manager and a common stock purchase warrant to acquire 440,000 shares of common stock at an exercise price of $0.15 per share held by Vista. Mr. Selzer may be deemed to beneficially own the shares held by Vista.

(8)	Includes (i) 500,000 shares of common stock, (ii) 250,000 shares of restricted common stock which vest June 3, 2021 (iii) stock options to acquire 250,000 shares of common stock at a price of $0.119 per share which vest as follows: (a) 125,000 upon achievement of agreed performance goals and (b) 125,000 as to one-third on each of February 18, 2020, 2021 and 2022 and (iv) stock options to acquire 2,500,000 shares of common stock at a price of $0.0925 per share which vest as to one-third on each of October 7, 2021, 2022 and 2023.

(9)	Includes (i) 45,937,008 shares of common stock, (ii) 4,062,962 shares of common stock arising on conversion of principal and interest as of April 29, 2021 under a 2020 Note, (iii) Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, holds 350,000 shares of common stock, and (iv) a common stock purchase warrant to acquire 2,500,000 shares of common stock at $0.15 per share.

(10)	Includes 3,200,000 shares held by Multipolaris Corporation, 24,968,260 shares held by Interpolaris Pte. Ltd. and 19,200,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(11)	Includes (i) 15,037,302 shares of common stock and (ii) a stock option to acquire 20,000,000 shares of common stock at an exercise price of $0.45 per share

(12)	Includes (i) 24,124,857 shares of common stock, (ii) a common stock purchase warrant to acquire 10,000,000 shares of common stock at $0.10 per share and (iii) a common stock purchase warrant to acquire 369,334 shares of common stock at $0.15 per share.

(13)	Includes (i) 1,340,833 shares of common stock, (ii) a stock option to acquire 15,000,000 shares of common stock at $0.10 per share, and (iii) 1,902,884 shares of common stock and a stock option to acquire 14,000,000 shares of common stock at $0.05 per share held by Parity Labs LLC, a private consulting firm which is principally owned by Mr. Beck

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

The Company is admitted to the OTCQB tier of OTC Markets, but as a company that is required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, the Company is not required under the rules mandated by OTC Markets for US companies to comply with the Director Independence standard, which requires certain companies maintain a Board that has at least two independent directors and an Audit Committee, a majority of the members of which are independent directors. However, the Company is voluntarily complying with such standard. Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review the board has determined that there are two (2) independent directors, including all the members of the Audit Committee.

In connection with the Company’s ability to secure third-party financing, during the year ended December 31, 2019, the Company paid Network 1 cash fees of approximately $110,000 and issued Network 1 and issued 858,000 common stock purchase warrants at a price of $0.088 cents per share. In connection with the offering of the 2020 Notes and the sale of common stock in the fourth quarter of 2020, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer (“Network 1”), a cash fee of approximately $471,800. A former member of the Company’s Board of Directors maintains a partnership with a principal of Network 1.

 On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck (former director and CEO) and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 20,000,000 shares of common stock of the Company exercisable at $0.05 per share for a period of ten years. The Parity Option vested in entirety upon Mr. Beck becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases offices on a month-to-month basis. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks. During 2020 and 2019, the Company paid Bridgeworks $52,500 and $89,100, respectively in each year for the use of the facilities.

In June 2019, two of the Company’s Directors and one Officer purchased 1,562,500 shares of common stock of the 2019 of the common stock offering.

In December 2019 Mr. Beck Chairman and CEO of the Company purchased $25,000 of 8% Notes.

In February 2020, Mr. Beck, Mr. Selzer and Mr. Stern purchased $50,000, $100,000 and $50,000 respectively of 2020 Notes. In addition, Mr. Stern is a trustee of the Stern Trust whose Stern Note was amended and restated as part of the 2020 Notes Offering. A comprehensive disclosure of the 2020 Notes can be found in Note 7 to the Consolidated Financial Statements for the Year Ended December 31, 2020.

In March 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of December 31,2020.

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Director’s became employed by the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020. Mr. Kumnick earned an initial base salary of $125,000 per annum which was increased to $187,500 per annum as of November 1, 2020 and is subject to review after one year. Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman earned an initial base salary of $87,500 per annum which was increased to $131,250 as of November 1, 2020 and is subject to review after one year. Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

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

The total fees paid to Cherry Bekaert, LLP in 2020 aggregated $230,500 which includes fees for the 2020 audited financial statements and review of the quarterly financial statements for 2020. Additionally, the company paid Cherry Bekaert, LLP $5,000 for services associated with the updated filing of the Company’s S-1.

The total fees billed by Cherry Bekaert, LLP in 2019 aggregated $250,000 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2019. Additionally, the company paid Cherry Bekaert, LLP $16,000 for services associated with the filing of the Company’s S-1.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2020 and December 31, 2019 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2020 and 2019.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2020	$225.5	$—	$5.0	$—	$230.5
2019	$234.0	$—	$16.0	$—	$250.0

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(2)	Certificate of Incorporation

3.2	(37)	Amended & Restated By-laws

3.3	(3)	Certificate of Ownership and Merger

3.4	(4)	Certificate of Amendment to the Certificate of Incorporation dated February 1, 2017

3.5	(5)	Certificate of Amendment to the Certificate of Incorporation dated October 3, 2017

4.1	(6)	Stock Option dated May 28, 2015 issued to Ricky Solomon

4.2	(7)	Common Stock Purchase Warrant issued to Ricky Solomon

4.3	(8)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.4	(9)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.5	(10)	Common Stock Purchase Warrant issued to ID Solutions Inc.

4.6	(11)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.7	(11)	Stock Option issued to Douglas Solomon dated September 25, 2015

4.8	(11)	Stock Option issued to Maksim Umarov dated September 25, 2015

4.9	(12)	Form of Common Stock Purchase Warrant issued to the 2015 Accredited Investors

4.10	(13)	Form of Common Stock Purchase Warrant issued to the April 2016 Accredited Investors

4.11	(14)	Stock Option issued to Parity Labs, LLC

4.12	(15)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.13	(4)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.14	(29)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.15	(30)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

4.16	(31)	Form of Subscription Agreement by and between Ipsidy Inc. and the June 2019 Accredited Investors

4.17	(32)	Letter Agreement between The Theodore Stern Revocable Trust and Ipsidy Inc. dated December 13, 2019

4.18	(32)	Form of Securities Purchase Agreement entered between Ipsidy Inc. and the 8% Note Investors

4.19	(32)	Form of 8% Convertible Note

4.20	(33)	Form of 15.0% Convertible Note

4.21	(33)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust

4.22	(35)	Paycheck Protection Program Term Note dated May 6, 2020

10.1	(16)	Assignment of Patents

10.2	(16)	Assignment of Patents

10.3	(16)	Assignment of Patents

10.4	(17)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(18)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(6)	Director Agreement by and between ID Global Solutions Corporation and Ricky Solomon dated May 28, 2015

10.7	(19)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.8	(20)	Employment Agreement between ID Global Solutions Corporation and Maksim Umarov dated July 1, 2015

10.9	(21)	Letter Agreement entered between ID Global Solutions Corporation and Maksim Umarov dated September 25, 2015

10.10	(22)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.11	(23)	Contract for the Provision of Cash Collection Services entered into by and between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S. dated December 30, 2016

10.12	(15)	Confidential Settlement Agreement and General Release between ID Global Solutions Corporation and Charles D. Albanese dated January 26, 2017

10.13	(15)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.14	(4)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.15	(4)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.16	(4)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.17	(4)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.18	(4)	Form of Conversion Agreement dated January 31, 2017

10.19	(4)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.20	(24)	Amendment No. 1 to the Share Purchase Agreement by and between Ipsidy Inc and the MultiPay Shareholders dated March 7, 2105

10.21	(4)	Form of Indemnity Agreement

10.22	(25)	Confidential Settlement Agreement and General Release between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.23	(25)	Agency Agreement between Ipsidy Inc. and Douglas Solomon dated September 13, 2017

10.24	(26)	Restricted Stock Agreement dated September 29, 2017 between Philip D. Beck and Ipsidy Inc.

10.25	(26)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.26	(27)	Settlement Agreement entered between ID Global LATAM S.A.S. and Recaudo Bogota S.A.S.

10.27	(29)	2017 Incentive Stock Plan

10.28	(29)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.29	(29)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.30	(29)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

10.31	(32)	Letter Agreement between Phillip L. Kumnick and Ipsidy Inc.

10.32	(33)	Form of Securities Purchase Agreement – 2020 Notes

10.33	(33)	Form of Security Agreement – 2020 Notes

10.34	(33)	Form of Letter Agreement between Ipsidy Inc. and the 8% Convertible Note Holders

10.35	(34)	Letter Agreement between Phillip R. Broenniman and Ipsidy Inc.

10.36	(36)	Letter Agreement between Philip D. Beck and Ipsidy Inc. dated May 22, 2020

10.37*		Offer Letter between Ipsidy Inc. and Phillip K. Kumnick dated December 31, 2020

10.38*		Offer Letter between Ipsidy inc. and Philip R. Broenniman dated December 31, 2020

14.1	(28)	Code of Ethics

21.1	(28)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document *
101.SCH		XBRL Taxonomy Extension Schema Document *
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB		XBRL Taxonomy Extension Label Linkbase Document *
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.
(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 9, 2014.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 3, 2017.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 1, 2015.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 9, 2015.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 29, 2015.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2016.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(16)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 6, 2017.
(24)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on March 31, 2017.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 14, 2017.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 15, 2017.
(28)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(29)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(30)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on August 17, 2018.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 21, 2019.
(32)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2020
(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(36)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 29, 2020.
(37)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: March 8, 2021	By:	/s/ Phillip L. Kumnick
	Name:	Phillip L. Kumnick
	Title:	Chairman of the Board of Directors, & Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2021	By:	/s/ Stuart P. Stoller
	Name:	Stuart P. Stoller
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 8, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Phillip L. Kumnick	Chairman of the Board of Directors and Chief Executive Officer,
Phillip L. Kumnick	(Principal Executive Officer)

/s/ Philip R. Broenniman	Chief Operating Officer and Director
Philip R. Broenniman

/s/ Thomas R. Szoke	Chief Solutions Architect and Director
Thomas R. Szoke

/s/ Theodore Stern	Director
Theodore Stern

/s/ Stuart P. Stoller	Chief Financial Officer
Stuart P. Stoller	(Principal Financial and Accounting Officer)

/s/ Herbert Selzer	Director
Herbert Selzer

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ipsidy Inc.

Long Beach, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ipsidy Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Goodwill

Description of Matter

The Company’s consolidated goodwill balance was approximately $4,183,000 at December 31, 2020. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is estimated using the income approach, which requires the use of estimates and assumptions related to cash flow forecasts, discount rates, and terminal values. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates.

The fair value of a reporting unit did not exceed its carrying value as of the annual evaluation date; therefore, impairment expense of approximately $1,036,000 was recognized during the year ended December 31, 2020.

Management made significant judgments when developing the fair value estimate of the reporting units. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	Obtained an understanding of the internal controls and processes in place over the Company’s annual goodwill impairment review process, including management’s review of the significant assumptions described above.

●	Evaluated management’s determination of reporting units and segments.

●	Evaluated the significant assumptions and inputs used in the income model based and reviewed corroborating documentation to support the assumptions and inputs.

●	Evaluated the reasonableness of management’s current revenue forecasts by comparing the forecasts to actual results subsequent to year-end.

●	Performed a sensitivity analysis over the Company’s annual goodwill impairment analysis.

Revenue from Contracts with Customers – Identity Solutions Software

Description of Matter

The Company had approximately $2,141,000 in revenues for the year ended December 31, 2020. As disclosed in Note 1 to the consolidated financial statements, the Company recognizes revenue from Identity Solutions Software based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time, which represented approximately $852,000 of the Company’s revenue for the year ended December 31, 2020.

Due to the nature of the Company's contracts including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

●	Determination of which products and services are considered distinct performance obligations that should be accounted for separately or combined, such as software licenses and related implementation or support services.

●	Determination of stand-alone selling prices for each distinct performance obligation.

●	Estimation of contract transaction price and allocation of the transaction price to the performance obligations.

●	The pattern of delivery (i.e. timing of when revenue is recognized) for each distinct performance obligation.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized on these contracts

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

●	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

●	Analyzed the significant assumptions and estimates made by management as discussed above.

●	Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

●	Assessed the completeness of contract liabilities by selecting a sample of transactions, analyzing the related contract, and recalculating contract liability based on remaining subscription period.

We have served as the Company’s auditor since 2015.

Tampa, Florida

March 8, 2021

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash	$3,765,277	$567,081
Accounts receivable, net	72,986	125,859
Current portion of net investment in direct financing lease	72,682	65,333
Inventory, net	254,951	173,575
Other current assets	237,769	753,505
Total current assets	4,403,665	1,685,353

Property and equipment, net	97,829	161,820
Other assets	240,223	383,066
Intangible assets, net	4,527,476	5,593,612
Goodwill	4,183,232	5,218,861
Net investment in direct financing lease, net of current portion	422,021	494,703
Total assets	$13,874,446	$13,537,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,665,132	$2,215,912
Notes payable, net of discounts, current portion	5,947	5,341
Capital lease obligation, current portion	39,232	34,816
Contract liabilities	237,690	425,276
Total current liabilities	2,948,001	2,681,345

Long-term liabilities:
Notes payable, net of discounts and current portion	487,339	1,970,937
Convertible debt, net of discounts	5,800,976	428,000
Capital lease obligation, net of current portion	10,562	49,794
Other lease liabilities	47,809	131,568
Total liabilities	9,294,687	5,261,644

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 589,272,023 and 518,125,454 shares issued and outstanding as of December 31, 2020 and 2019, respectively	58,927	51,812
Additional paid in capital	102,594,341	94,982,167
Accumulated deficit	(98,234,151)	(86,935,593)
Accumulated comprehensive income	160,642	177,385
Total stockholders’ equity	4,579,759	8,275,771
Total liabilities and stockholders’ equity	$13,874,446	$13,537,415

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2020	2019

Revenues:
Products and services	$2,083,829	$2,488,624
Lease income	56,815	63,421
Total revenues, net	2,140,644	2,552,045

Operating Expenses:
Cost of sales	661,627	669,523
General and administrative	6,743,258	7,892,046
Research and development	1,161,416	1,614,054
Impairment loss	1,333,566	1,671,804
Depreciation and amortization	1,250,542	790,367
Total operating expenses	11,150,409	12,637,794

Loss from operations	(9,009,765)	(10,085,749)

Other Income (Expense):
Interest expense - net	(969,396)	(375,598)
Debt extinguishment	(985,842)	-
Warrant exercise inducement expense	(366,795)	-
Other income, net	69,563	23,920
Other expense, net	(2,252,470)	(351,678)

Loss before income taxes	(11,262,235)	(10,437,427)

Income Taxes	(36,323)	(62,931)

Net loss	$(11,298,558)	$(10,500,358)

Net loss per share - Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	542,028,103	498,747,396

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
Net Loss	$(11,298,558)	$(10,500,358)
Foreign currency translation loss	(16,743)	(30,369)
Comprehensive loss	$(11,315,301)	$(10,530,727)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2018	478,950,996	$47,895	$90,770,682	$(76,435,235)	$207,754	$14,591,096
Issuance of common stock for cash	38,763,750	3,876	2,924,436	-	-	2,928,312
Common stock issued for services	410,708	41	41,030	-	-	41,071
Stock-based compensation	-	-	1,246,019	-	-	1,246,019
Net loss	-	-	-	(10,500,358)	-	(10,500,358)
Foreign currency translation	-	-	-	-	(30,369)	(30,369)
Balances, December 31, 2019	518,125,454	51,812	94,982,167	(86,935,593)	177,385	8,275,771
Sale of common stock for cash, net of issuance costs	55,876,558	5,588	5,070,867	-		5,076,455
Warrant exercise	20,480,992	2,048	1,246,935	-	-	1,248,983
Warrant and stock option cashless exercises	1,682,827	168	(168)	-	-	-
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	8,000,000	800	822,764	-	-	823,564
Issuance of common stock to settle accounts payable	106,192	11	8,259	-	-	8,270
Stock repurchase	(15,000,000)	(1,500)	1,499	-	-	(1)
Net loss	-	-	-	(11,298,558)	-	(11,298,558)
Foreign currency translation	-	-	-	-	(16,743)	(16,743)
Balances, December 31, 2020	589,272,023	$58,927	$102,594,341	$(98,234,151)	$160,642	$4,579,759

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,298,558)	$(10,500,358)
Adjustments to reconcile net loss with cash used in operations:
Depreciation and amortization expense	1,250,542	790,367
Stock-based compensation	823,564	1,246,019
Extinguishment of note payable	985,842	-
Amortization of debt discount and debt issuance costs, net	451,749	109,764
Stock issued for services	-	41,071
Warrant exercise inducement expense	366,795	-
Impairment loss/write-off of assets	1,333,566	1,671,804
Changes in operating assets and liabilities:
Accounts receivable	45,319	(5,770)
Net investment in direct financing lease	65,333	58,727
Inventory	(109,213)	(18,834)
Other current assets	409,290	(50,647)
Decrease in other assets	37,526	-
Accounts payable and accrued expenses	1,157,370	413,773
Contract liabilities	(187,586)	189,006
Net cash flows from operating activities	(4,668,461)	(6,055,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(27,364)
Investment in other assets including work in process	(299,436)	(1,604,152)
Net cash flows from investing activities	(299,436)	(1,631,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	1,510,000	408,000
Payment of debt issuance costs	(104,800)	-
Proceeds from sale of common stock offering, net of offering costs	5,076,455	2,928,312
Common stock repurchase	(1)
Proceeds from the exercise of warrants	1,248,983	-
Proceeds from the paycheck protection program	485,760	-
Principal payments on capital lease obligations and notes payable	(40,157)	(31,188)
Net cash flows from financing activities	8,176,240	3,305,124

Effect of foreign currencies exchange on cash	(10,147)	(23,780)

Net Change in Cash	3,198,196	(4,405,250)
Cash, Beginning of Period	567,081	4,972,331
Cash, End of Period	$3,765,277	$567,081

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,488	$10,771
Cash paid for income taxes	$36,323	$62,931

Non-cash Investing and Financing Activities:
Modification of warrants issued with convertible debt	$95,223	$-
Exchange of notes payable and accrued interest for convertible notes payable	$2,662,000	$-
Settlement of accounts payable with common stock	$8,270	$-
Purchase of vehicle with note payable	$-	$16,510
Recognition of lease right to use asset and liabilities	$-	$514,473
Reclass from other current assets to other assets	$106,446
Cashless option and warrant exercises	$168
Reclassification of software development to intangible costs	$128,005	$3,111,668

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

Going Concern

As of December 31, 2020, the Company had an accumulated deficit of approximately $98.2 million. For the year ended December 31, 2020, the Company earned revenue of approximately $2.1 million and incurred a loss from operations of approximately $9.0 million.

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

That said, we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements. However, the level of inquiries about our services has increased during the last quarter of 2020, as our products are designed to serve an increasingly mobile economy and workforce.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of December 31, 2020, and December 31, 2019, Cards Plus had approximately $87,000 and $88,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized at a point in time the equipment is delivered to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a contract liability of approximately $150,000 and $137,000 as of December 31, 2020 and 2019 for certain revenue that will be earned in future periods. The majority of the $150,000 of deferred revenue contract liability as of December 31, 2020 will be earned in the first quarter of fiscal year 2021. As of December 31, 2019, the majority of the deferred revenue contract liability was recognized in the quarter ended March 31, 2020. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a standalone selling price for the service rendered.

All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from identity services that could include multiple performance obligations. A performance obligation is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under U.S. GAAP is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions should meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service.

During the year ended December 31, 2020, the Company had revenues from operations in North America, South America and Africa of $0.6 million, $0.3 million and $1.2 million, respectively, compared to $0.6 million, $0.5 million, $1.5 million, respectively, in the year ended December 31, 2019.

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

As of December 31, 2020, the Company did not have any deferred contract costs or fees payable. As of December 31, 2019, the company had approximately $5,000 of accounts payable and accrued expenses related to the delivery of biometric identity system and services which was delivered in February 2020.

Financing revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method. The Company leases kiosks to one customer that has meet the criteria for a financing lease. The revenue associated with the leased kiosks is expected to be recognized through April 2026.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2020 and 2019, management determined no allowance for doubtful accounts was required.

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

Inventories at December 31, 2020 consist of cards inventory and inventories at December 31, 2019 consist of cards inventory and kiosks that have not been placed into service. As of December 31, 2020, the Company recorded an inventory valuation allowance of approximately $18,000 to reflect net realizable value of the cards inventory.

As of December 31, 2019, the Company had an inventory valuation allowance for kiosks of $236,000 that are being held for sale and $18,000 for the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Concentration of Credit Risk

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2020, the Company had approximately $3,231,000 in funds in the United States which were in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2020, the Company held approximately $11,000, $70,000, $189,000, and $9,000 in cash maintained in Peruvian, Colombian, African, and British Banks, respectively.

2020 Revenues and accounts receivable: For the year ended December 31, 2020, 27% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2020, 55%, and 16% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 87% of the Colombian operations were derived from two customers. As of December 31, 2020, accounts receivable related to Cards Plus (Africa) amounted to 90% of the accounts receivable. The US operations represented 9% of the accounts receivable and the balance of 1% was from the Colombian operations, respectively.

2019 Revenues and accounts receivable: For the year ended December 31, 2020, 25% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2020, 57%, 5% and 18% of the consolidated revenues were from Cards Plus (Africa), Zimbabwe Election Commission (US provided services), and the Colombian operations, respectively. Revenue for approximately 89% of the Colombian operations were derived from four customers. As of December 31, 2020, accounts receivable related to Cards Plus (Africa), amounted to 70% of the accounts receivable, Colombia operations represented 26% of the accounts receivable operations and the balance of 4% was from US operations, respectively.

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

The Company, effective January 1, 2019 adopted the provisions of Topic 842. The Company uses the practical expedients available under Topic 842 which allows Ipsidy to run off existing leases, as initially classified as operating or financing, and classify new leases after implementation under the new standard as the business evolves.

The practical expedients elected by the Company allows the Company not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. Furthermore, Company elected the short-term lease recognition exemption for leases with a term of 12 or less months which are not reasonably certain of exercising any available renewal options that would extend past 12 months. Additionally, we will continue to account for the executory costs of the direct financing lease as previously concluded and the initial direct costs were not considered significant.

The Company has operating leases principally for offices and some of the leases have renewal options. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The adoption of Topic 842 as of January 1, 2019 impacted our balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The accounting for finance leases (capital leases) was substantially unchanged. Accordingly, leases that were classified as operating leases under the previous guidance were classified as operating leases under Topic 842. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $514,000 to operating lease right-of-use assets (“ROU”) and the related lease liability. See Note 12 for further information with respect to leases.

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

Other Assets – Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing and new applications. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2020 and 2019, the balance sheet “Other assets” are under further development and have not been placed in service. During the years ended December 31, 2020 and December 31, 2020, approximately $0.4 million and $3.1 million of software developed were placed into service. Upon completion, the amounts remaining in “other assets” will be recorded in the appropriate asset category and amortized over their estimated useful lives.

Intangible Assets

Excluding goodwill, acquired intangible assets and internally developed software are amortized over their estimated useful lives. Acquired amortizing intangible assets are carried at cost, less accumulated amortization. Internally developed software costs are capitalized upon reaching technological feasibility. Amortization of acquired finite-lived intangible assets is computed over the estimated useful lives (5- 10 years) of the respective assets which is the shorter of the life of the asset or the period during which sales will be generated.

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

During the year ended December 31, 2020, the Company recorded an impairment loss of approximately $1.0 million, associated with goodwill at one of its reporting units. As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward.

During the year ended December 31, 2019, the Company updated our projections associated with our reporting units and these indicated that the carrying value may not be recovered as revenue assumptions were not met. The goodwill impairment loss for the year ended December 31, 2019 was approximately $1,517,000 across the three reporting units.

The fair value of the reporting unit in both years was determined using discounted cash flow.

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

The Company adopted, as of January 1, 2019, the requirements of ASU 2018-07 which simplified the accounting for share-based payments granted to non-employees for share based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees were aligned with the share-based payments granted to employees. The Company determined on the date of adoption that the impact was not significant.

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

During the year ended December 31, 2020, the Company recorded an impairment on intangible assets of approximately $0.3 million at one reporting unit. The current projection indicated the carrying value of the intangible assets was in excess of its estimated recoverable value.

During the year ended December 31, 2019, the Company impaired intangible assets related to developed software of approximately $155,000 as the assets were no longer being utilized for commercial purposes.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019 because their effect was antidilutive:

	2020	2019
Convertible notes payable	53,295,000	-
Warrants	169,374,061	109,400,006
Stock options	54,697,021	47,253,227
	277,366,082	156,653,233

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

Fair Value of Financial Instruments

The Company is required to disclose fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates. The fair value of the Company’s notes payable is approximately $493,000 which reflects its carrying value as of December 31, 2020. The fair value of the Company’s convertible notes payable is $6,355,000, which differs from the carrying value of approximately $5,801,000 at December 31, 2020 because of the debt discounts as discussed in Note 7.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

See Notes 6 and 7 for additional information on indebtedness outstanding as of December 31, 2020.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2020 and 2019:

	2020	2019

Property and equipment	$297,839	$282,316
Equipment under capital lease (see Note 11)	163,407	156,867
	461,246	439,183
Less Accumulated depreciation	(363,417)	(277,363)
Property and equipment, net	$97,829	$161,820

Depreciation expense totaled $54,903 and $86,054 for the years ended December 31, 2020 and 2019, respectively.

NOTE 3 – OTHER ASSETS

The Company’s other assets consist of software being developed for new product offerings that have not been placed into service. Other assets as of December 31, 2020 and 2019 include:

	2020	2019
Software and development	$-	$128,005
Operating Lease ROU Assets	49,856	171,141
Other	190,367	83,920
	$240,223	$383,066

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2020 and 2019:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years

Carrying Value at December 31, 2018	$1,128,734	$908,893	$1,191,942	$2,433	$78,182	$3,310,184
Additions	-	3,111,668	-	-	30,695	3,142,363
Impairment of assets	-	-	(154,622)	-	-	(154,622)
Amortization	(158,715)	(368,637)	(174,528)	(2,433)	-	(704,313)
Carrying Value at December 31, 2019	970,019	3,651,924	862,792	-	108,877	5,593,612
Additions	-	404,720	-	-	22,721	427,441
Amortization	(158,716)	(885,250)	(148,384)		(3,290)	(1,195,640)
Impairment of assets	-	-	(297,937)	-	-	(297,937)
Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$-	$128,308	$4,527,476

The following is a summary of intangible assets as of December 31, 2020:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents	Total
Cost	$1,587,159	$4,476,271	$828,580	$14,087	$131,598	$7,037,695
Accumulated amortization	(775,856)	(1,304,877)	(412,109)	(14,087)	(3,290)	(2,510,219)
Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$-	$128,308	$4,527,476

The following is a summary of intangible assets as of December 31, 2019:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Non-Compete	Patents	Total
Cost	$1,587,159	$4,071,550	$1,498,363	$14,087	$108,877	$7,280,036
Accumulated amortization	(617,140)	(419,626)	(635,571)	(14,087)	-	(1,686,424)
Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$-	$108,877	$5,593,612

The following is the future amortization of intangible assets for the year ended December 31:

2021	$1,185,868
2022	1,092,535
2023	1,041,546
2024	817,959
2025	327,063
Thereafter	62,505
$4,527,476

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Trade payables	$311,024	$513,292
Accrued interest	554,755	641,834
Accrued payroll and related expenses	891,790	386,165
Current portion of operating lease liabilities	117,414	242,650
Other*	790,149	431,971
Total	$2,665,132	$2,215,912

*	Included in other is accrued Board of Directors Compensation of $349,000 and $54,000 as of December 31, 2020 and December 31, 2019, respectively. We anticipate the non-management Board of Directors will be compensated for their service through the issuance of stock compensation after the next Annual Meeting.

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Senior Unsecured Note	$-	$2,000,000
Paycheck Protection Program	485,760	-
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	7,526	12,866
Total Principal Outstanding	$493,286	$2,012,866
Unamortized Deferred Debt Discount	-	(26,722)
Unamortized Deferred Debt Issuance Costs	-	(9,866)
Notes Payable, Net	$493,286	$1,976,278
Notes Payable, current portion, net of discounts and current portion	$5,947	$5,341
Notes Payable, net of discounts and current portion	487,339	1,970,937
	$493,286	$1,976,278

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

Furthermore, the Company and the Theodore Stern Revocable Trust, the (“Stern Trust”) entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Company accounted for the Restated Stern Note as an extinguishment of the Note and recorded a charge of $986,000 included in other expenses in accompanying consolidated statements of operations.

Paycheck Protection Program Loan

In May 2020, the Company received a loan of approximately $486,000 under the Paycheck Protection Program (“PPP”) as part of the CARES Act which is administered by the U.S. Small Business Association (“USSBA”) related to its U.S. Operations. The Company anticipates subject to approval by the Small Business Administration, if certain requirements are met, the loan proceeds may be forgiven. Any amounts not forgiven will be required to be repaid. The loan bears interest at an annual rate 1% per annum and matures on May 5, 2022.

In January 2021, the Company received a second loan of approximately $486,000 under the PPP related to its U.S. Operations. The Company anticipates subject to approval by USSBA, if certain requirements are met the second loan will be forgiven. Any amounts not forgiven will be required to be repaid.

If the USSBA determines that the PPP loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loan and record additional expense which could have a material adverse effect on the Company’s financial condition and results of operations in a future period.

The following is a roll-forward of the Company’s notes payable and related discounts for the years ended December 31, 2020 and 2019:

	Principal	Debt	Debt
	Balance	Discounts	Issuance Costs	Total
Balance at January 1, 2019	$2,000,000	$(39,466)	$(106,886)	$1,853,648
Proceeds	16,510	-	-	16,510
Payments	(3,644)	-	-	(3,644)
Amortization	-	29,600	80,164	109,764
Balance at December 31, 2019	2,012,866	(9,866)	(26,722)	1,976,278
Proceeds	485,760	-	-	485,760
Payments	(5,340)	-	-	(5,340)
Conversion of note payable to convertible notes payable	(2,000,000)	-	-	(2,000,000)
Amortization	-	9,866	26,722	36,588
Balance at December 31, 2020	$493,286	$-	$-	$493,286

Future maturities of notes payable are as follows for the calendar years 2021 and 2022:

2021	$5,947
2022	487,339
$493,286

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

In February 2020, the Company and the holders of the 8% Notes entered into an amendment agreement pursuant to which the principal and interest due under the 8% Notes will remain due and payable on the same terms as exist in the 8% Notes prior to modification, that the maturity shall be extended to the same maturity date as the 2020 Notes, namely February 28, 2022, and the 8% Notes became a secured obligation of the Company.

On February 14, 2020 the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). Philip D. Beck, Chief Executive Officer and Chairman of the Board, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000 paid by a deduction from his salary. Theodore Stern, a director of the Company, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000. Herbert Selzer, a director of the Company invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and provided the balance of the funding in April 2020.

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

Further, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes.

In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

The following is a summary of the convertible notes payable outstanding at December 31, 2020:

8% convertible notes payable issued December 2019	$428,000
15% convertible notes payable issued February 2020	5,265,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(494,138)
Unamortized debt issuance costs	(59,886)
$5,800,976

Future maturities of convertible notes payable are as follows:

2021	$-
2022	6,355,000
$6,355,000

NOTE 8 – RELATED PARTY TRANSACTIONS

2020 Transactions

Appointment of Executive Officers

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Director’s became employed by the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020.

Mr. Kumnick earned an initial base salary of $125,000 per annum, which was increased to $187,500 as of November 1, 2020 and is subject to review after one year. Mr. Kumnick was granted options to acquire 33,333,334 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman will earn an initial base salary of $87,500 per annum which was increased to $131,250 as of November 1, 2020 and is subject to review after one year. Mr. Broenniman was granted options to acquire 16,666,666 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Kumnick and Mr. Broenniman have bonus targets in their respective employment arrangements subject to meeting certain performance thresholds.

Issuance of Common Stock

During the year ended December 31, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria have not been met as of December 31,2020. When the Company believes it is probable that these performance obligations will be met, the grant date fair value of the restricted stock will be ratably recognized over the expected service period.

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

Convertible Notes Payable

Theodore Stern and Philip Beck (until October 30, 2020), members of the board of directors of the Company, invested $50,000 each in consideration of the 2020 Notes. Another director, Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Vista held 880,000 2015 Warrants, which were also extended as a result of Mr. Selzer’s investment and as noted above were exercised for cash on June 30, 2020. See Note 7

Further, the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and subject to the same Security Agreement. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Restated Stern Note includes a 50% repayment premium. Mr. Stern, the Trustee of the Stern Trust also entered into the Security Agreement as one of the joint collateral agents.

Other

In connection with the offering of the 2020 Notes and the sale of common stock in the fourth quarter of 2020, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer (“Network 1”), a cash fee of approximately $471,800. A former member of the Company’s Board of Director’s maintains a partnership with a principal of Network 1.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000 (as of January 1, 2020 reduced from $7,425). The rent was further reduced to $2,500 per month beginning October 1, 2020. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a former member of the Board of Director’s and his family. During years ended December 31, 2020 and 2019, the Company paid rent of $52,500 and $89,100 respectively.

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. Mr. Beck’s severance is expected to be paid over a one-year period. Furthermore, the company will start recording the expense associated with Mr. Beck’s restricted stock agreement dated September 29, 2017. In connection with the separation letter agreement, the Company exchanged the September 29, 2017 Restricted Stock Agreement to substantially modify the vesting provisions of the previously issued 15,000,000 shares of restricted stock and allows a time-vesting provision whereby the restricted shares will fully vest by May 2022. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 15,000,000 Unvested Restricted Stock upon his resignation from the Board of Directors.

2019 Transactions

Notes Payable

During the year ended December 31, 2020, the Company recorded approximately $240,000 of interest expense under the terms and conditions of the Stern Note (see Note 6) that is due to the Theodore Stern Revocable Trust, whose trustee Mr. Stern is a member of the Company’s Board of Directors.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock. The Company had 589,272,023 and 518,125,454 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

Common Stock

2020 Common Stock Transactions

●	During the year ended December 31, 2020, the Company granted 8,000,000 shares of Restricted Common Stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 5,000,000 to an employee in connection with his employment compensation. The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

●	During the year ended December 31, 2020, the Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

●	In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors agreed to purchase 3,441,558 shares of common stock for $200,000.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.10 Warrants were exercised for cash at an exercise price of $0.07 per share. In addition, the holders that exercised the $0.10 Warrants received a $0.15 Warrant for every four $0.10 Warrants exercised. As a result, the Company issued 10,008,333 shares of common stock and 2,502,085 $0.15 Warrants in consideration of $700,583.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.05 Warrants were exercised for cash. In addition, the holders that exercised the $0.05 Warrants received a $0.15 Warrant for every two $0.05 Warrants exercised. As a result, the Company issued 4,632,000 shares of common stock and 2,316,000 $0.15 Warrants, in consideration of $231,600. Separately, certain holders of the $0.05 Warrants to acquire 1,770,000 shares of common stock exercised on a cashless basis resulting in the issuance of 560,659 shares of common stock.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $0.06 Warrants were exercised. In addition, the holders that exercised the $0.06 Warrants also received $0.15 Warrant for every two $0.06 Warrants exercised. As a result, the Company issued 5,280,000 shares of common stock and 2,640,000 $0.15 Warrants in consideration of $316,800.

●	On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together with Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 3.15 million shares of common stock of the Company exercisable for a term of five years at an exercise price of $0.15 per share.

●	During 2020, the Company issued approximately 1.7 million share of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

2019 Common Stock Transactions

●	In June 2019, the Company entered into Subscription Agreements with accredited investors (the “2019 Accredited Investors”) pursuant to which the 2019 Accredited Investors purchased an aggregate of approximately 38,764,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3,100,000. In connection with the private offering, the Company paid a cash fee of approximately $173,000 and issued 1,251,750 common stock purchase warrants with a fair value of approximately $79,000 that are exercisable during a term of five years at an exercise price of $0.088 per share.

●	The Company also issued approximately 411,000 shares of common stock to two service providers in satisfaction of $41,000 due for services.

The criteria for the 2019 and 2018 performance based restricted stock have not been met as of December 31, 2020.

Warrants

●	During the year ended December 31, 2020, the Company issued approximately 29.4 million common stock warrants in connection with its sale of common stock in the 4th quarter of 2020 for a term of five years at an exercise price $0.15 per share. Of the approximate 29.4 million shares, approximately 3.15 million shares were issued to a broker-dealer in connection with the sale of common stock.

●	During the year ended December 31, 2020, the Company issued approximately 7.5 million common stock warrants for a term of five years at an average exercise price of $0.15 cents in connection with cash exercises of previously issued warrants. The Company recorded a charge of approximately $367,000 in connection with an inducement to the warrant holders who exercised their outstanding warrants.

●

During the year ended December 31, 2019, the Company issued 1,251,750 common stock warrants to its investment bankers in connection with the June 2019 private common stock offering at an exercise price of $0.088 cents for a period of five years.

See Common Stock Transaction above for a further description of the warrant issuances.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding on January 1, 2019	46,201,477	$0.11	2.9 Years
Granted	1,251,750	$0.09	5.0 Years
Exercised/Cancelled	-	$-	-
Outstanding at December 31, 2019	47,453,227	$0.09	1.9 Years
Granted	36,821,683	$0.15	5.0 Years
Exercised/Cancelled	(29,577,889)	$0.06	-
Outstanding at December 31, 2020	54,697,021	$0.14	3.4 Years

Stock Options

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan and the 2017 Incentive Stock Plan. The Company has no other stock options plans in effect as of December 31, 2020.

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

The Company has also granted equity awards that have not been approved by security holders.

2020 Stock Option Issuances

●	During the year ended December 31, 2020, the Company granted Mr. Kumnick and Mr. Broenniman granted options to acquire 33,333,334 and 16,666,666 shares of common stock upon their employment. The options granted to Mr. Kumnick and Mr. Broenniman vest 20% at date of the grant with the balance vesting upon achieving certain performance thresholds. Additionally, the Company granted options to acquire approximately 12,674,000 shares of common stock to employees and one service provider in connection with service. The options have a term of ten years with vesting ranging from immediate to a three-year period. All options granted approximated fair value.

2019 Stock Option Issuances

●	During the year ended December 31, 2019, the Company granted options to acquire 3,600,000 shares of common stock to one member of the Board of Directors and three employees at fair market value on date of grant. Of the 3,600,000 stock options, 3,475,000 options vest over a three-year period and 125,000 options vest upon achieving certain performance thresholds. The options have a term of ten years and the approximate fair value of the options as of the grant date was $150,000.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2020 and 2019 using the Black Scholes Method and the following assumptions:

	2020	2019
Expected Volatility	67% to 75%	75.0% to 80.0%
Expected Term	2.5 – 5.9 Years	2.5 – 5.9 Years
Risk Free Rate	0.33% to 0.5%	1.73% – 2.49%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2020 and 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of January 1, 2019	106,253,339	$0.19	9.5	$11,457,291
Granted	3,600,000	$0.07	10.0	$-
Exercised/Forfeited	(453,333)	$0.13	-	$-
Outstanding as of December 31, 2020	109,400,006	$0.20	6.5	$280,000
Granted	62,674,054	$0.07	10.0	$-
Exercised/Forfeited	(2,699,999)	$0.09	-	$-
Outstanding as of December 31, 2020	169,374,061	$0.15	6.9	$8,283,639
Exercisable as of December 31, 2020	113,185,727	$0.19	6.5	$4,862,410

The following table summarizes stock option information as of December 31, 2020:

Exercise Price	Outstanding	Weighted Average Life (Yrs.)	Exercisable
$0.0001	3,500,000	5.5	3,500,000
$0.05	33,700,006	6.4	30,950,006
$0.06	1,044,054	9.4	1,044,054
$0.07	50,000,000	9.7	10,000,000
$0.09	11,630,000	0.8	-
$0.10	27,200,000	6.5	27,200,000
$0.12	400,001	9.0	158,334
$0.12	600,000	8.5	200,000
$0.13	250,000	7.6	250,000
$0.15	2,800,000	5.6	2,800,000
$0.22	2,583,333	7.8	2,083,333
$0.25	2,500,000	7.6	1,833,333
$0.26	166,667	8.1	166,667
$0.29	1,000,000	7.1	1,000,000
$0.40	1,000,000	5.9	1,000,000
$0.45	31,000,000	5.6	31,000,000
	169,374,061	6.9	113,185,727

As of December 31, 2020, there was approximately $801,000 of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2021 through 2023. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2020 and 2019 was approximately $823,000 and $1,246,000, respectively.

The criteria for certain performance-based stock options have not been achieved as of December 31, 2020.

NOTE 10 – DIRECT FINANCING LEASE

In September 2016, the Company and an entity in Colombia entered into a rental contract for the rental of kiosks to provide cash collection and fare services at transportation stations. The lease term commenced in May 2017 when the kiosks were installed and operational. The term of the rental contract is ten years at an approximate monthly rental of $11,900. The lessee has the option at the end of the lease term to purchase each unit for approximately $40. The term of the lease approximates the expected economic life of the kiosks. As such, the lease was accounted for as a direct financing lease.

The Company has recorded the transaction at its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the years ended December 31, 2020 and 2019 of approximately $56,800 and $63,400, respectively.

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

Year Ending December 31,
2021	$122,148
2022	122,148
2023	122,148
2024	122,148
2025	122,148
Thereafter	40,716
651,456
Less deferred revenue	(156,753)
Net investment in lease	$494,703

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of December 31, 2020 is $123,225. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of December 31, 2020. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payments related to this capital lease are as follow for the calendar years ending in 2021 and 2022.

2021	$43,096
2022	10,774
Total minimum lease payments	53,870

Less: Amount representing interest	(4,076)

Present value of minimum lease payments	$49,794

NOTE 12 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2020 and 2019.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2020 and 2019, are as follows:

	2020	2019
United States	$(8,899,719)	$(8,548,570)
Outside United States	(2,362,516)	(1,888,857)
Loss before income taxes	$(11,262,235)	$(10,437,427)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2020 and 2019:

	2020	2019
US Federal statutory tax rate	21.00%	21.00%
State taxes	4.35%	4.35%
NOL true-ups	(14.93%)	5.27%
Change in valuation allowance	(10.42%)	(30.62%)

	0.00%	0.00%

The Company has paid certain minimum taxes and other obligations during the years ended December 31, 2020 and 2019 of approximately $36,000 and $63,000, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Deferred tax assets
Net operating loss	$8,472,849	$7,681,718
Stock options	6,359,279	6,632,746
Charitable contributions	1,267	1,267
Basis difference in intangible assets	64,848	7,405
Convertible note payable discount	205,557	-
Accrued payroll	186,159	51,907
Valuation allowance	(15,289,959)	(14,365,195)
Total deferred tax asset	-	9,848

Debt discounts	-	(6,769)
Debt issuance costs	-	(2,501)
Basis difference fixed assets	-	(578)
Total deferred tax liability	-	(9,848)

Net deferred tax asset	$-	$-

As of December 31, 2020, the Company has available federal net operating loss carry forward of $33.4 million and state net operating loss carry forwards of $33.4 million. Operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $19.0 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2020, the Company had a valuation allowance of approximately $15.3 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

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

Executive Compensation

As of December 31, 2020, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined).

Leases

The lease related balances included in the Consolidated Balance Sheet as of December 31, 2020 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$121,285

Operating lease ROU assets – included in Other Assets	49,856

Total operating lease assets	$171,141

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$117,414

Long-term portion of ROU liabilities – included in Other liabilities	47,809

Total operating lease liabilities	$165,223

The weighted average lease term remining is 1.2 years and weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2020:

Years Ending December 31,
2021	$130,261
2022	49,716
Total operating lease payments	179,977
Less: Imputed interest	(14,754)
Total operating lease liabilities	$165,223

The Company leased office space in Plantation, Florida. Monthly rental was approximately $2,700 per month plus a share of building expenses. The lease ended in August 2020.

In October 2018, the Company leased office space in Alpharetta, Georgia, for approximately $3,800 per month. The lease ended March 31, 2020.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $2,500 (reduced from $5,000 in September 2020) and $7,425 in 2020 and 2019, respectively. The agreement is month to month and can be terminated on 30 days notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO, former Board of Director and his family.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017 for two years. The new lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease was extended for one additional year through April 21, 2021. The Company leased an apartment for a management team member for approximately $2,000 a month through April 2020. The Company intends to secure office space lease in Bogota with a smaller footprint and lower cost when its current lease expires in April 2021. The Company did not renew the apartment lease after it ended in October 2020.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019 was approximately $284,000 and $439,000, respectively.

Potential Obligation

The Company has entered an agreement with a facial recognition software company for the grant of a perpetual license for commercial use (unless terminated for breach by either party). The initial payment under the license of $160,000 was paid in 2018 with two additional installments due on the first and second anniversary of the Effective Date of the arrangement amounting to $80,000 and $40,000, respectively. The Company has recorded the outstanding liability and it is included in “Other of Accounts Payable and Accrued Expenses”. See Note 5. The Company is in discussion with the provider with respect to functionality as well as the financial obligation.

NOTE 14 – SEGMENT INFORMATION

General information

The segment and geographic information provided in the table below is being reported consistent with the Company’s method of internal reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The CODM regularly reviews net revenue and gross profit by geographic regions. The Company products and services operate in two reportable segments: identity management and payment processing.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $9.1 million, $0.4 million and $1.4 million, respectively, of which $4.2 million, $0.0 million and $1.2 million related to goodwill as of December 31, 2020.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2020	2019
Net Revenues:
North America	$612,271	$642,313
South America	349,374	455,475
Africa	1,178,999	1,454,257
	2,140,644	2,552,045

Identity Management	1,791,270	2,090,570
Payment Processing	349,374	455,475
	2,140,644	2,552,045

Loss from Operations
North America	(2,237,745)	(3,536,664)
South America	(4,962,973)	(5,186,550)
Africa	(1,809,047)	(1,362,535)
	(9,009,765)	(10,085,749)

Identity Management	(4,046,792)	(4,899,199)
Payment Processing	(4,962,973)	(5,186,550)
	(9,009,765)	(10,085,749)

Interest Expense	(969,396)	(375,598)
Other (expense)/income	(1,283,074)	23,920

Loss before income taxes	(11,262,235)	(10,437,427)

Income tax expense	(36,323)	(62,931)

Net loss	$(11,298,258)	$(10,500,358)