Form 10-Q
period 2021-03-31
Ipsidy Inc.
filed 2021-05-06
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock, par value $0.0001	604,308,061 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash	$2,618,078	$3,765,277
Accounts receivable, net	618,586	72,986
Current portion of net investment in direct financing lease	74,645	72,682
Inventory, net	123,495	254,951
Other current assets	301,351	237,769
Total current assets	3,736,155	4,403,665

Property and Equipment, net	88,135	97,829
Other Assets	221,378	240,223
Intangible Assets, net	4,233,805	4,527,476
Goodwill	4,183,232	4,183,232
Net investment in direct financing lease, net of current portion	402,608	422,021
Total assets	$12,865,313	$13,874,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,537,461	$2,665,132
Notes payable, current portion	6,098	5,947
Convertible debt, net of discounts	5,812,650	-
Finance lease obligation, current portion	40,421	39,232
Contract liabilities	556,882	237,690
Total current liabilities	8,953,512	2,948,001

Finance lease obligation, net of current portion	-	10,562
Notes payable, net of current portion	971,520	487,339
Convertible debt, net of discounts	-	5,800,976
Other liabilities	59,506	47,809
Total liabilities	9,984,538	9,294,687

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 603,486,888 and 589,272,023 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	60,348	58,927
Additional paid in capital	103,343,579	102,594,341
Accumulated deficit	(100,724,150)	(98,234,151)
Accumulated comprehensive income	200,998	160,642
Total stockholders’ equity	2,880,775	4,579,759
Total liabilities and stockholders’ equity	$12,865,313	$13,874,446

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues:
Products and services	$575,913	$778,938
Lease income	13,086	14,851
Total revenues, net	588,999	793,789

Operating Expenses:
Cost of sales	216,144	355,723
General and administrative	1,927,926	1,504,255
Research and development	322,010	430,401
Impairment loss	-	871,807
Depreciation and amortization	309,829	304,211
Total operating expenses	2,775,909	3,466,397

Loss from operations	(2,186,910)	(2,672,608)

Other Expense:
Other income, net	1,537	9,953
Debt extinguishment	-	(985,842)
Interest expense, net	(297,438)	(179,050)
Other expense, net	(295,901)	(1,154,939)

Loss before income taxes	(2,482,811)	(3,827,547)

Income Tax Expense	(7,188)	(8,874)

Net loss	$(2,489,999)	$(3,836,421)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	592,768,709	519,436,402

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Loss	$(2,489,999)	$(3,836,421)
Foreign currency translation gain (loss)	40,356	(116,264)
Comprehensive loss	$(2,449,643)	$(3,952,685)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2020	589,272,023	$58,927	$102,594,341	$(98,234,151)	$160,642	$4,579,759
Stock-based compensation	-	-	626,579	-	-	626,579
Convertible note and accrued interest converted to common stock	988,500	99	123,981	-	-	124,080
Cashless stock option exercises	5,343,599	534	(534)	-	-	-
Cashless warrant exercises	7,882,766	788	(788)	-	-	-
Net loss	-	-	-	(2,489,999)	-	(2,489,999)
Foreign currency translation	-	-	-	-	40,356	40,356
Balances, March 31, 2021	603,486,888	$60,348	$103,343,579	$(100,724,150)	$200,998	$2,880,775

Balances, December 31, 2019	518,125,454	$51,812	$94,982,167	$(86,935,593)	$177,385	$8,275,771
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Stock-based compensation	4,500,000	450	168,660	-	-	169,110
Issuance of common stock to settle accounts payable	106,192	11	8,259	-	-	8,270
Net loss	-	-	-	(3,836,421)	-	(3,836,421)
Foreign currency translation	-	-	-	-	(116,264)	(116,264)
Balances, March 31, 2020	522,731,646	$52,273	$95,254,309	$(90,772,014)	$61,121	$4,595,689

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,489,999)	$(3,836,421)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	309,829	304,211
Stock-based compensation	626,579	169,110
Extinguishment of note payable	-	985,842
Amortization of debt discounts and issuance costs	131,674	95,948
Impairment losses	-	871,807
Changes in operating assets and liabilities:
Accounts receivable	(543,955)	(450,291)
Net investment in direct financing lease	17,450	15,686
Other current assets	(63,582)	355,880
Inventory	129,863	37,714
Accounts payable and accrued expenses	(124,665)	156,085
Contract liabilities	319,192	121,719
Other liabilities	11,697	-
Net cash flows from operating activities	(1,675,917)	(1,172,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,394)
Purchase of intangible assets	(4,424)	-
Decrease (increase) in other assets	18,845	(128,676)
Net cash flows from investing activities	14,421	(131,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	-	1,510,000
Payment of debt issuance costs	-	(104,800)
Proceeds from Paycheck Protection Program Loan	485,760	-
Principal payments on finance lease obligation and notes payable	(10,801)	(9,600)
Net cash flows from financing activities	474,959	1,395,600

Effect of Foreign Currencies	39,338	(96,653)

Net Change in Cash	(1,147,199)	(4,833)
Cash, Beginning of the Period	3,765,277	567,081
Cash, End of the Period	$2,618,078	$562,248

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,779	$2,792
Cash paid for income taxes	$7,188	$8,874

Modification of warrants issued with convertible debt	$-	$95,223
Exchange of notes payable and accrued interest for convertible notes payable	$-	$2,662,000
Settlement of accounts payable with issuance of common stock	$-	$8,270
Conversion of convertible note payable and accrued interest to common stock	$124,080	$-
Equity reclassification due to cashless option and warrant exercises	$1,322	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Going Concern

As of March 31, 2021, the Company had an accumulated deficit of approximately $100.7 million. For the three months ended March 31, 2021 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $2.2 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2020 and 2019 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

On October 30, 2020 and on November 6, 2020, the Company entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together with Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In January 2021, the Company received a second loan of approximately $486,000 under the Paycheck Protection Program (“PPP”) of the U.S. Small Business Association (“USSBA”) related to its U.S. operations.

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

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa did not have any operations in April 2020 and has had limitations on its operations thereafter as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020 because their effect was antidilutive:

Security
	2021	2020
Convertible notes payable	34,047,500	35,476,705
Warrants	42,339,235	47,453,227
Stock options	162,305,394	109,823,340
	238,692,129	192,753,272

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value

Inventories at March 31, 2021 and December 31, 2020 consist of cards inventory. As of March 31, 2021 and December 31, 2020, the Company recorded an inventory valuation allowance of approximately $18,000 to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of March 31, 2021 and December 31, 2020, Cards Plus had approximately $24,000 and $88,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a contract liability of approximately $530,000 and $150,000 as of March 31, 2021 and December 31, 2020 certain revenue that will be earned in future periods. The majority of the $150,000 of deferred revenue contract liability as of December 31, 2020 was earned in the first quarter of fiscal year 2021. As of March 31, 2021, the majority of the deferred revenue contract liability of $533,000 will be recognized in the ensuing four quarters. We have allocated the selling price in the contract to one customer; the contract has multiple performance obligations based on the contract selling price that we believe represents a standalone selling price for the service rendered.

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

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Property and equipment	$297,839	$297,839
Equipment under finance lease (see Note 10)	163,407	163,407
	461,246	461,246
Less Accumulated depreciation	(373,111)	(363,417)
Property and equipment, net	$88,135	$97,829

Depreciation expense totaled $11,734 and $14,525 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Operating lease right of use assets	$44,489	$49,856
Other	176,889	190,367
	$221,378	$240,223

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2021:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Useful Lives	10 Years	5 Years	10 Years	N/A

Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$128,308	$4,527,476
Additions	-	-	-	4,424	4,424
Amortization	(41,196)	(233,220)	(20,351)	(3,328)	(298,095)
Carrying Value at March 31, 2021	$770,107	$2,938,174	$396,120	$129,404	$4,233,805

The following is a summary of intangible assets as of March 31, 2021

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Cost	$1,587,159	$4,476,271	$828,580	$136,022	$7,028,032
Accumulated amortization	(817,052)	(1,538,097)	(432,460)	(6,618)	(2,794,227)
Carrying Value at March 31, 2021	$770,107	$2,938,174	$396,120	$129,404	$4,233,805

Amortization expense totaled $298,095 and $289,686 for the three months ended March 31, 2021 and 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2021	$1,162,977
2022	1,092,977
2023	1,007,995
2024	662,007
2025	246,454
Thereafter	61,395
$4,233,805

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Trade payables	$183,450	$311,024
Accrued interest	704,624	554,755
Accrued payroll and related obligations	799,377	891,790
Current portion of operating lease liabilities	52,858	117,414
Other*	797,152	790,149
Total	$2,537,461	$2,665,132

*	Included in Other expenses is accrued non-employee Directors’ Compensation of approximately $392,000 and $349,000 as of March 31, 2021 and December 31, 2020, respectively. In May 2021, the Non-employee Directors were compensated for their service through a grant of stock options. See Note 9.

NOTE 6 - NOTES PAYABLE, NET

The following is a summary of notes payable as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Paycheck Protection Program Loans	$971,520	485,760
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	6,098	7,526
Notes Payable, Net	$977,618	$493,286
Notes Payable, current portion,	$6,098	$5,947
Notes Payable, net of current portion	971,520	487,339
	$977,618	$493,286

Paycheck Protection Program Loans

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

In January 2021, the Company received a second loan of approximately $486,000 under the PPP related to its U.S. Operations. The Company anticipates subject to approval by USSBA, if certain requirements are met the second loan will be forgiven. Any amounts not forgiven will be required to be repaid. The loan bears interest at an annual rate 1% per annum and matures on January 31, 2023.

If the USSBA determines that either PPP loan was not properly obtained and/or expenditures supporting forgiveness were not appropriate, the Company would need to repay some or all of the PPP loans and record additional expense which could have a material adverse effect on the Company’s financial condition and results of operations in a future period.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On December 13, 2019, the Company entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the 8% Note Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). The 8% Notes were to mature on November 30, 2021 and were a general unsecured obligation of the Company. The Company can prepay all or a portion of the 8% Notes at any time. The Company shall pay any interest on the 8% Notes at the rate of 8.0% per annum payable at the earlier of the maturity date or conversion date, in cash or, at the holder’s option, shares of common stock of the Company. At the option of the 8% Note investors, all or a portion of the 8% Notes may be converted into shares of common stock of the Company at a conversion price of $0.08 per share. If the holders of the 8% Notes owning outstanding 8.0% Notes representing in excess of half of the aggregate outstanding principal amount of all 8% Notes provide notice to the Company of their intent to convert their 8% Notes, then all 8% Notes plus unpaid interest and other amounts owing to each of the holders shall be automatically converted.

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

During the quarter ended March 31, 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 989,000 shares of common stock of the Company.

The following is a summary of the convertible notes payable outstanding at March 31, 2021:

8% convertible notes payable issued December 2019	$383,000
15% convertible notes payable issued February 2020	5,190,000
10% convertible notes payable issued February 2020	662,000
Unamortized discount on convertible notes	(376,876)
Unamortized debt issuance costs	(45,474)

$5,812,650

Future maturities of convertible notes payable are as follows:

2021	$-
2022	6,235,000

$6,235,000

NOTE 8 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

Theodore Stern and Philip Beck, members of the board of directors of the Company at that time, invested $50,000 each in consideration of the 2020 Notes. Another director, Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. See Note 7

Further, the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and subject to the same Security Agreement and that the interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 will remain due and payable on the same terms as exist in the Stern Note prior to modification provided that the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Restated Stern Note includes a 50% repayment premium. Mr. Stern, the Trustee of the Stern Trust also entered into the Security Agreement as one of the joint collateral agents.

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

NOTE 9 – STOCKHOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2021, shares of common stock were issued as a result of the following non-cash transactions:

●	Convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 989,000 shares of common stock of the Company.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 13,226,000 common shares of the Company.

During the quarter ended March 31, 2020, shares of common stock were issued as a result of the following transactions:

●	The Company granted 4,500,000 shares of Restricted Common Stock of which 3,000,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 1,500,000 shares to an employee in connection with his employment compensation. The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

●	The Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	54,697,021	$0.14	3.4 Years
Exercised/cancelled	(12,357,786)	0.10	-
Outstanding at March 31, 2021	42,339,235	$0.15	4.0 Years

Stock Options

The Company did not grant any stock options in the first quarter of 2021.

Activity related to stock options for the three months ended March 31, 2021 is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2020	169,374,061	$0.15	7.5	$8,283,639
Granted	-	-	-	-
Exercised/cancelled	(7,068,667)	0.05
Outstanding as of March 31, 2021	162,305,394	0.15	7.2	$29,442,247
Exercisable as of March 31, 2021	123,108,727	$0.18	6.7	$20,362,319

The following table summarizes stock option information as of March 31, 2021:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs).	Exercisable
$0.0001	3,500,000	5.3	3,500,000
0.05	26,700,006	6.2	23,950,006
0.06	1,042,054	9.2	1,042,054
0.07	50,000,000	9.2	26,000,000
0.09	11,630,000	9.5	-
0.10	27,200,000	6.3	27,200,000
0.12	933,334	8.5	616,667
0.13	250,000	7.4	250,000
0.15	2,800,000	5.4	2,800,000
0.22	2,583,333	7.6	2,083,333
0.25	2,500,000	7.4	2,500,000
0.26	166,667	7.9	166,667
0.29	1,000,000	6.9	1,000,000
0.40	1,000,000	5.7	1,000,000
0.45	31,000,000	5.4	31,000,000
	162,305,394	7.2	123,108,727

During the three months ended March 31, 2021, the Company recognized approximately $614,000 of stock option based compensation expense of which approximately $452,000 relates to performance-based awards of director/officers. As of March 31, 2021, there was approximately $1,154,000 of unrecognized compensation costs related to stock options outstanding that will be expensed through 2023. Additionally, the Company recorded approximately $13,000 for restricted stock expense.

At the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 75,000,000 shares of common stock allocated to the Company’s 2017 Incentive Stock Plan.

Subsequent event

On May 5, 2021, the Company granted options to acquire shares of common stock (“Stock Options”) at an exercise price equivalent to fair market value on the date of grant with an exercise period of ten years, as follows:

●	17,500,000 Stock Options to each of Mr. Kumnick and Mr. Broenniman subject to tranche vesting upon achieving certain corporate performance measures.
●	11,500,000 Stock Options to certain officers and employees that vest over a three-year period, subject to continued service.
●	Approximately 2,700,000 fully vested Stock Options for present and former non-employees Directors compensation for services from 2019 through April 30, 2021.
●	Approximately 1,300,000 Stock Options to two present non-employee Director that vest over a twelve-month period.

See Note 5 for additional information regarding accrued Directors’ compensation.

NOTE 10 – DIRECT FINANCING LEASE

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

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended March 31, 2021 of approximately $13,000.

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

Year ending December 31
Remainder of 2021	91,611
2022	122,148
2023	122,148
2024	122,148
2025	122,148
Thereafter	40,716
Sub-total	620,919
Less deferred revenue	(143,666)
Net investment in lease	$477,253

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. The cost basis of the lease equipment is $163,407 and the accumulated amortization as of March 31, 2021 is $131,261. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of March 31, 2021. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year ending December 31
2021	$32,322
2022	10,774
Total minimum lease payments	43,096
Less: Amount representing interest	(2,675)
Present value of minimum lease payments	$40,421

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

Leases

For the three months ended March 31, 2021, lease expense was approximately $63,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of March 31, 2021 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$63,325

Operating lease ROU assets – included in Other Assets	$44,489

Total operating lease assets	$107,814

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$52,858

Long-term portion of ROU liabilities – included in Other liabilities	59,506

Total operating lease liabilities	$112,364

The weighted average lease term is 1.8 years and weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2021:

Remainder of 2021	$72,455
2022	49,716
Total operating lease payments	122,171
Less: Imputed interest	(9,807)
Total operating lease liabilities	$112,364

The Company rents office space in Long Beach, New York at a monthly cost of $2,500. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO and Board Member along with his family.

The Company leases an office location in Bogota, Colombia. In April 2017, MultiPay S.A.S. entered an office lease beginning April 22, 2017. The lease cost is approximately $8,500 per month with an inflation adjustment after one year. The lease is automatically extended for one additional year unless written notice to the contrary is provided at least six months in advance. Multipay extended the lease through April 2021. In April 2021, Multipay entered into a six-month lease for a monthly rental of approximately $1,375.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022 and the approximate monthly rent is $8,000.

NOTE 13 – IMPAIRMENT LOSS

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

During the quarter ended March 31, 2020, the Company recorded an impairment loss of approximately $0.9 million, associated with goodwill at Cards Plus as the carrying value may not be recovered as revenue assumptions and related profitability were revised downward. The Company reviews its projections as a result of the current pandemic and its potential impact on future results. The fair value of the reporting unit was determined using a discounted cash flow analysis.

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

	(unaudited) Three Months Ended
	March 31, 2021	March 31, 2020
Net Revenues:
North America	$148,060	$133,554
South America	96,183	113,624
Africa	344,756	546,611
	588,999	793,789

Identity Management	492,816	680,165
Payment Processing	96,183	113,624
	588,999	793,789

Loss From Operations:
North America	(1,270,403)	(407,392)
South America	(731,688)	(1,212,152)
Africa	(184,819)	(1,053,064)
	(2,186,910)	(2,672,608)

Identity Management	(1,455,222)	(1,460,456)
Payment Processing	(731,688)	(1,212,152)
	(2,186,910)	(2,672,608)

Interest Expense	(297,438)	(179,050)
Other income/(expense)	1,537	(975,889)

Loss before income taxes	(2,482,811)	(3,827,547)

Income tax expense	(7,188)	(8,874)

Net loss	$(2,489,999)	$(3,836,421)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of March 31, 2021, the Company had an accumulated deficit of approximately $100.7 million. For the three months ended March 31, 2021 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $2.2 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2020 and 2019 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

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

On October 30, 2020 and on November 6, 2020, the Company entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 52,435,000 shares of the Company’s common stock together Warrants to acquire 26,217,500 shares of common stock for a term of five years at an exercise price of $0.15 per share for an aggregate purchase price of approximately $5.24 million. In January 2021, the Company received a second loan of approximately $486,000 under the PPP of the USSBA related to its U.S. operations.

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

Overview

Ipsidy Inc. (together with its subsidiaries, the “Company”, “we” or “our”) is a leading provider of an Identity as a Service (IDaaS) platform delivering a suite of secure, mobile, biometric identity verification solutions. In a world that is increasingly digital and mobile, our mission is to help our customers know with biometric certainty the identity of the people with whom they are engaging. We provide solutions to everyday problems: Who is applying for a loan? Who is accessing the computer system? Who is sending money? Who is requesting an account change?

Ipsidy provides secure, biometric identification, identity verification and electronic transaction authentication and processing services. We have developed an IDaaS platform for our customers, be they businesses, governments, or other organizations, to enable their users to verify and authenticate their identity more easily through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, including the underlying transaction data. In this way our systems can provide pre-transaction authentication of identity as well as embed each user’s identity attributes, within every electronic transaction message processed through our platform, or other electronic systems.

We believe that it is essential that businesses and consumers know who is on the other side of an electronic transaction and have an audit trail, proving that the identity of the other party was duly authenticated. Our solutions are intended to provide our customers with the next level of transaction security, control and certainty. Our platform uses biometric and multi-factor identity solutions, which are intended to verify and authenticate identity during a wide variety of electronic transactions. We define “electronic transactions” in the broadest sense to include not only financial transactions (i.e. exchanges of value in all of their forms), and legal transactions (e.g. approving the release of personal or other confidential data), but also access control to both digital environments (e.g. accessing financial accounts, voting systems, email systems, healthcare records and controlling data network log-ins) and physical environments (e.g. entrances to offices, public buildings, data centers and other sensitive locations).

The Company’s products focus on the broad requirement for identity verification and multi-factor authentication. Organizations of all descriptions require cost-effective and secure means of mitigating identity fraud - whether that fraud takes place during a new account onboarding, or an attempt to takeover an existing account by the misuse of the account holder’s personal information, or access credentials. We aim to offer our customers solutions that can be easily integrated into each customer’s business and organizational operations in order to facilitate their use and enhance the end user customer experience.

ProofTM our mobile identity onboarding and verification application, establishes the trusted identity of users based on a variety of ground truth sources, such as chip based electronic machine readable travel documents, or eMRTDs, national IDs, drivers licenses, as well as by means of direct verification by national ID databases in Peru and in the future, South Africa. The application uses these sources to obtain trusted demographic information and the reference facial biometric images that are matched against the user’s captured live selfie. Proof enables the remote onboarding of people in services associated with fintech, telecom, healthcare, government services or benefits and other online industries.

Our identity authentication solution, Verified by Ipsidy, can be delivered seamlessly via mobile web browser, by Ipsidy’s mobile application or into a customer’s mobile app, using our SDK’s. Verified helps our customers gain identity certainty of their users (customers and employees) who can conveniently and securely consent to a variety of electronic transactions, using their biometrics.

In 2020 we added a FIDO2 strong authentication solution, AuthentifIDTM. AuthentifID by Ipsidy delivers trusted FIDO2 strong authentication for passwordless login and transaction authentication tied to a trusted identity. During user registration, AuthentifID leverages Ipsidy’s seamless biometric identity verification service to scan an identity document and take a selfie, to establish a digital chain of trust between biometrically verified individuals, their accounts, and their devices. For example, an international financial bank entered into an agreement with us to use AuthentifID in order to provide added security to users of its banking systems.

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

Management believes that some of the advantages of the Company’s IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets including the identity solutions and transaction processing sectors and the adaptability of the platform to the requirements of new markets and new products requiring low cost, secure, and configurable mobile solutions. These vertical markets include but are not limited to banking and payment transactions, elections, schools, public transportation, government and enterprise security. At its core, the Company’s offering, combining its proprietary biometric technologies, with those acquired is intended to facilitate the processing of diverse electronic transactions, be they payments, votes, or digital access, all of which can include identity verification, authentication and identity transaction recording. The Company continues to invest in developing, patenting and acquiring the various elements necessary to enhance the platform, which is intended to allow us to achieve our goals.

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

Other items included the following in the quarter ended March 31, 2020:

●	Extinguishment of debt of $1.0 million

●	Impairment loss of $0.9 million

Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Additionally, we will continue to use Adjusted EBITDA in connection with our executive performance-based compensation in 2021.

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the Quarter Ended
	March 31, 2021	March 31, 2020
Net loss	$(2,489,999)	$(3,836,421)

Add Back:

Interest Expense	297,438	179,050
Debt extinguishment	-	985,842
Other expense/(income)	(1,537)	(9,953)
Depreciation and amortization	309,829	325,344
Taxes	7,188	8,874
Impairment loss	-	871,807
Stock compensation	626,579	169,110

Adjusted EBITDA (Non-GAAP)	$(1,250,502)	$(1,306,347)

Adjusted EBITDA loss for the quarter ended March 31, 2021 decreased approximately $0.1 million due to a decrease in overall spending while focusing costs on key products.

Three Months Ended March 31, 2021 and March 31, 2020

Revenues, net

During the three months ended March 31, 2021, the Company had revenues of approximately $589,000 compared to $794,000 in the three months ended March 31, 2020. The decrease in revenue is principally related to a reduction in revenue at Cards Plus and our Colombian business due to the impact of Covid-19 offset by higher income at Ipsidy resulting from adding new customers for identity services.

Cost of sales

During the three months ended March 31, 2021, cost of sales was less than the cost of sales in the three months ended March 31, 2020 principally due to lower margin revenue at Cards Plus.

General and administrative expenses

During the three-month period ended March 31, 2021 compared to March 31, 2020, general and administrative expense increased by approximately $0.4 million principally due to higher non-cash stock compensation charges.

Research and development expenses

During the three-month period ended March 31, 2021 compared to March 31, 2020, research and development expenses decreased by approximately $0.1 million as the Company reduced overall spend including lower staff levels while focusing its resources on key products initiatives.

Impairment loss

During the three months ended March 31, 2020, the Company recorded an impairment loss of approximately $872,000 associated with goodwill of one of its reporting units.

As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value was in excess of its estimated recoverable value. The fair value of the reporting unit was determined using a discounted cash flow analysis.

Depreciation and amortization expense

During the three-month period ended March 31, 2021 compared to March 31, 2020, depreciation and amortization expense was approximately the same in both periods.

Other Income (Expense)

During the three-month period ended March 31, 2020, the Company recorded a charge of approximately $986,000 related to an extinguishment of a note payable.

Interest expense

Interest expense increased during the three-month period ended March 31, 2021 compared to March 31, 2020, principally due to the convertible debt offerings in February 2020 and the increased amount of debt discount.

Liquidity and Capital Resources

The Company has approximately $2.6 million of cash on hand and has a deficiency in working capital of approximately $5.2 million as its convertible debt has been reclassified to a current liability as it is due in February 2022.

Cash used in operating activities was approximately $1.7 million and $1.2 million in the three months ended March 31, 2021 and March 31, 2020, respectively.

In January 2021, the Company received a second loan of approximately $486,000 under the Paycheck Protection Program of the U.S. Small Business Association (“USSBA”) related to its U.S. operations. The Company anticipates, subject to approval by the USSBA, if certain requirements are met, the loan will be forgiven. Any amount not forgiven will be required to be repaid.

In 2021, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available or available on acceptable terms. In order to implement and grow our operations through December 31, 2022, achieve an expected revenue stream from our products and repay our outstanding convertible debt obligations (to the extent that the same are not converted to common stock), we expect that we will need to raise approximately $12.5 to $15.0 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations beginning March 2020 have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa did not have any operations in April 2020 and has had limitations on its operations thereafter as the Company is following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

See above – Impairment loss and Note 13 to the unaudited financial statements.

Subsequent Event

On May 5, 2021, the Company granted options to acquire shares of common stock (“Stock Options”) at an exercise price equivalent to fair market value on the date of grant with an exercise period of ten years, as follows:

●	17,500,000 Stock Options to each of Mr. Kumnick and Mr. Broenniman subject to tranche vesting upon achieving certain corporate performance measures.
●	11,500,000 Stock Options to certain officers and employees that vest over a three-year period, subject to continued service.
●	Approximately 2,700,000 fully vested Stock Options for present and former non-employees Directors compensation for services from 2019 through April 30, 2021.
●	Approximately 1,300,000 Stock Options to two present non-employee Director that vest over a twelve-month period.

See Note 5 for additional information regarding accrued Directors’ compensation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

At the Annual Meeting of stockholders of the Company held on March 22, 2021, in addition to the re-election of all the directors and the ratification of the appointment of Cherry Bekaert, LLP as the auditors of the Company for the year ended 2020, the stockholders approved a number of additional resolutions, summarized as follows:

●	Approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-50, with the exact ratio to be set within that range at the discretion of our board of directors before December 31, 2021.

●	Approved the adoption of an amended and restated certificate of incorporation, which has since been duly filed with the Secretary of State of Delaware.

●	Approved and ratified an increase in the shares allocated to the 2017 Incentive Stock Plan by an additional 75 million shares of common stock.

ITEM 6. EXHIBITS

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Reorganization

3.1	(25)	Amended & Restated Certificate of Incorporation

3.2	(23)	Amended & Restated By-laws

4.1	(4)	Stock Option dated September 25, 2015 issued to Herbert M. Seltzer

4.2	(5)	Stock Option issued to Thomas Szoke dated September 25, 2015

4.3	(6)	Stock Option issued to Parity Labs, LLC

4.4	(7)	Stock Option Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

4.5	(3)	Stock Option Agreement entered between the Company and Philip D. Beck dated January 31 2017

4.6	(15)	Letter Agreement between Ipsidy Inc. and Theodore Stern Revocable Trust dated April 30, 2018.

4.7	(16)	Form of Subscription Agreement by and between Ipsidy Inc. and the August 2018 Accredited Investors

4.8	(17)	Form of Subscription Agreement by and between Ipsidy Inc. and the June 2019 Accredited Investors

4.9	(18)	Letter Agreement between The Theodore Stern Revocable Trust and Ipsidy Inc. dated December 13, 2019

4.10	(18)	Form of Securities Purchase Agreement entered between Ipsidy Inc. and the 8% Note Investors

4.11	(18)	Form of 8% Convertible Note

4.12	(19)	Form of 15.0% Convertible Note

4.13	(19)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust

4.14	(21)	Paycheck Protection Program Term Note dated May 6, 2020

4.15*		Paycheck Protection Program Term Note dated February 1, 2021

10.1	(8)	Assignment of Patents

10.2	(8)	Assignment of Patents

10.3	(8)	Assignment of Patents

10.4	(9)	The ID Global Solutions Corporation Equity Compensation Plan

10.5	(10)	Share Purchase Agreement by and between ID Global Solutions Corporation and the Multipay S.A. Shareholders

10.6	(11)	Director Agreement by and between ID Global Solutions Corporation and Herbert M. Seltzer dated September 25, 2015

10.7	(12)	Share Exchange Agreement by and between ID Global Solutions Corporation, Fin Holdings, Inc. and the Fin Holdings, Inc. shareholders

10.8	(7)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.9	(3)	Indemnification Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017

10.10	(3)	Executive Retention Agreement entered between the Company and Philip D. Beck dated January 31 2017

10.11	(3)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017

10.12	(3)	Executive Retention Agreement entered between the Company and Douglas Solomon dated January 31, 2017

10.13	(3)	Form of Conversion Agreement dated January 31, 2017

10.14	(3)	Stand-Off Agreement dated January 31, 2017 entered between Philip Beck, Stuart Stoller, Thomas Szoke, Douglas Solomon, Herbert Selzer, Ricky Solomon and the Company

10.15	(3)	Form of Indemnity Agreement

10.16	(13)	Restricted Stock Agreement dated September 29, 2017 between Stuart P. Stoller and Ipsidy Inc.

10.17	(15)	2017 Incentive Stock Plan

10.18	(15)	Letter from Ipsidy Inc. to Philip Beck dated May 3, 2018

10.19	(15)	Letter from Ipsidy Inc. to Stuart Stoller dated May 3, 2018

10.20	(15)	Letter from Ipsidy Inc. to Thomas Szoke dated May 3, 2018

10.21	(18)	Letter Agreement between Phillip L. Kumnick and Ipsidy Inc.

10.22	(19)	Form of Securities Purchase Agreement – 2020 Notes

10.23	(19)	Form of Security Agreement – 2020 Notes

10.24	(19)	Form of Letter Agreement between Ipsidy Inc. and the 8% Convertible Note Holders

10.25	(20)	Letter Agreement between Phillip R. Broenniman and Ipsidy Inc.

10.26	(22)	Letter Agreement between Philip D. Beck and Ipsidy Inc. dated May 22, 2020

10.27	(22)	Offer Letter between Ipsidy Inc. and Phillip K. Kumnick dated December 31, 2020

10.28	(24)	Offer Letter between Ipsidy inc. and Philip R. Broenniman dated December 31, 2020

14.1	(14)	Code of Ethics

21.1	(14)	List of Subsidiaries

31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 13, 2013.

(2)	Incorporated by reference to the Form 10-12G Registration Statement filed with the Securities Exchange Commission on November 9, 2011.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 16, 2016.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(8)	Incorporated by reference to the Form S-1 Registration Statement filed with the Securities Exchange Commission on February 13, 2014.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 28, 2014.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 12, 2015.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 1, 2015.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 12, 2016.

(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 13, 2017.

(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(15)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on August 17, 2018.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 21, 2019.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.

(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2020.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 29, 2020.

(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.

(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 8, 2021.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

	By:	/s/ Phillip Kumnick
Phillip Kumnick, Chairman of the Board of Directors and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: May 6, 2021