Form 10-Q
period 2021-06-30
Ipsidy Inc.
filed 2021-08-05
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2021
Common Stock, par value $0.0001	21,391,257
Documents incorporated by reference:	None

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy,” “authID.ai”, the “Company,” “we,” “our,” “us,” and similar terms refer to Ipsidy Inc., a Delaware corporation and its subsidiaries.

Effective June 14, 2021 we completed a 1-for-30 reverse stock split of our common stock. Additionally, the Company changed its ticker symbol to AUID.

The information which appears on our website www.authID.ai is not part of this report.

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash	$1,805,414	$3,765,277
Accounts receivable, net	201,939	72,986
Current portion of net investment in direct financing lease	76,661	72,682
Inventory	138,781	254,951
Other current assets	650,308	237,769
Total current assets	2,873,103	4,403,665

Property and Equipment, net	148,493	97,829
Other Assets	136,163	240,223
Intangible Assets, net	3,941,547	4,527,476
Goodwill	4,183,232	4,183,232
Net investment in direct financing lease, net of current portion	382,671	422,021
Total assets	$11,665,209	$13,874,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,103,954	$2,665,132
Notes payable obligation, current portion	4,632	5,947
Capital lease obligation, current portion	30,763	39,232
Convertible debt	662,000	-
Deferred revenue	461,083	237,690
Total current liabilities	3,262,432	2,948,001

Capital lease obligation, net of current portion	-	10,562
Notes payable, net of discounts and current portion	485,760	487,339
Convertible debt	-	5,800,976
Other liabilities	-	47,809
Total liabilities	3,748,192	9,294,687

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 21,363,027 and 19,642,401 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,137	1,964
Additional paid in capital	111,493,973	102,651,304
Accumulated deficit	(103,781,760)	(98,234,151)
Accumulated comprehensive income	202,667	160,642
Total stockholders’ equity	7,917,017	4,579,759
Total liabilities and stockholders’ equity	$11,665,209	$13,874,446

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Products and services	$565,165	$306,692	$1,141,078	$1,085,630
Lease income	12,616	14,427	25,702	29,278
Total revenues, net	577,781	321,119	1,166,780	1,114,908

Operating Expenses:
Cost of Sales	156,905	61,798	373,049	417,521
General and administrative	3,049,700	2,389,794	4,977,626	3,872,916
Research and development	347,173	190,339	669,183	620,740
Impairment loss	-	163,822	-	1,035,629
Depreciation and amortization	314,590	321,987	624,419	647,331
Total operating expenses	3,868,368	3,127,740	6,644,277	6,594,137

Loss from operations	(3,290,587)	(2,806,621)	(5,477,497)	(5,479,229)

Other Expense:
Warrant exercise inducement expense	-	(366,795)	-	(366,795)
Extinguishment of debt - gain (loss)	485,760	-	485,760	(985,842)
Other income	6,121	24,713	7,658	34,666
Interest expense, net	(256,550)	(310,153)	(553,988)	(489,203)
Other income (expense), net	235,331	(652,235)	(60,570)	(1,807,174)

Loss before income taxes	(3,055,256)	(3,458,856)	(5,538,067)	(7,286,403)

Income Tax Expense	(2,354)	(3,592)	(9,542)	(12,466)

Net loss	$(3,057,610)	$(3,462,448)	$(5,547,609)	$(7,298,869)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.20)	$(0.28)	$(0.42)

Weighted Average Shares Outstanding - Basic and Diluted	20,248,868	17,441,164	20,003,913	17,473,583

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(3,057,610)	$(3,462,448)	$(5,547,609)	$(7,298,869)
Foreign currency translation gain (loss)	1,669	80,235	42,025	(36,029)
Comprehensive loss	$(3,055,941)	$(3,382,213)	$(5,505,584)	$(7,334,898)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2020	19,642,519	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Stock-based compensation	-	-	2,261,126	-	-	2,261,126
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible notes converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Cashless stock option exercise	286,453	30	(30)	-	-	-
Cashless warrant exercise	262,759	26	(26)	-	-	-
Net loss	-	-	-	(5,547,609)	-	(5,547,609)
Foreign currency translation	-	-	-	-	42,025	42,025
Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017

Three Months Ended June 30, 2021
Balances, March 31, 2021	20,116,348	$2,012	$103,401,916	$(100,724,150)	$200,998	$2,880,776
Stock-based compensation	-	-	1,634,546	-	-	1,634,546
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible notes converted to common stock	1,138,346	114	6,108,146	-	-	6,108,260
Cashless stock option exercise	108,333	11	(11)	-	-	-
Net loss	-	-	-	(3,057,610)	-	(3,057,610)
Foreign currency translation	-	-	-	-	1,669	1,669
Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017

Six Months Ended June 30, 2020
Balances, December 31, 2019	17,270,848	$1,727	$95,032,252	$(86,935,593)	$177,385	$8,275,771
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Sale of common stock for cash	114,719	11	199,989	-	-	200,000
Warrant exercise	682,700	68	1,248,915	-	-	1,248,983
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	150,000	15	629,978	-	-	629,993
Issuance of common stock to settle accounts payable	3,540	0	8,270	-	-	8,270
Net loss	-	-	-	(7,298,869)	-	(7,298,869)
Foreign currency translation	-	-	-	-	(36,029)	(36,029)
Balances, June 30, 2020	18,221,807	$1,822	$97,581,422	$(94,234,462)	$141,356	$3,490,138

Three Months Ended June 30, 2020
Balances, March 31, 2020	17,424,388	1,742	95,304,840	(90,772,014)	61,121	4,595,689
Sale of common stock for cash	114,719	11	199,989	-	-	200,000
Warrant exercise	682,700	68	1,248,915	-	-	1,248,983
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	-	-	460,883	-	-	460,883
Net loss	-	-	-	(3,462,448)	-	(3,462,448)
Foreign currency translation	-	-	-	-	80,235	80,235
Balances, June 30, 2020	18,221,807	$1,822	$97,581,422	$(94,234,462)	$141,356	$3,490,138

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,547,609)	$(7,298,869)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	624,419	600,978
Stock-based compensation	2,261,126	629,993
Extinguishment of note payable	-	985,481
Warrant exercise inducement expense	-	366,795
Amortization of debt discounts and issuance costs	237,435	214,668
Impairment losses	-	1,059,495
Forgiveness of note payable	(485,760)	-
Changes in operating assets and liabilities:
Accounts receivable	(127,930)	(23,217)
Net investment in direct financing lease	35,371	31,796
Other current assets and other assets	(308,479)	21,984
Inventory	113,870	374,366
Accounts payable and accrued expenses	644,649	1,056,433
Deferred revenue	223,393	28,810
Other liabilities	(47,809)	-
Net cash flows from operating activities	(2,377,324)	(1,951,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,325)	(2,394)
Investment in other assets including work in progress	(10,829)	(124,870)
Other assets	-	13,462
Net cash flows from investing activities	(89,154)	(113,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	-	1,510,000
Payment of debt issuance costs	-	(104,800)
Proceeds from sale of common stock,	-	200,000
Proceeds from exercise of warrants	-	283,950
Proceeds from payroll protection loan	485,760	485,760
Payments on notes payable	(2,892)	-
Principal payments on capital lease obligation	(19,224)	(19,487)
Net cash flows from financing activities	463,644	2,355,423

Effect of Foreign Currencies	42,971	(42,465)

Net Change in Cash	(1,959,863)	247,869
Cash, Beginning of the Period	3,765,277	567,081
Cash, End of the Period	$1,805,414	$814,950

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$8,779	$5,296
Cash paid for income taxes	$9,853	$12,466

Modification of warrants issued with convertible debt	$-	$95,223
Exchange of notes payable and accrued interest for convertible notes payable	$-	$2,662,000
Warrant exercise with a subscription receivable	$-	$965,033
Settlement of accounts payable with issuance of common stock	$-	$8,270

Conversion of convertible notes payable and accrued interest to common stock	$6,232,340	$-
Settlement of accounts payable with issuance of stock options	$349,376	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are  not necessarily indicative of the results to be expected for future periods or the full year.

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

Reverse Stock Split

At the Annual Meeting of stockholders of the Company held on March 22, 2021, the stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split at a ratio not less than 1-for-2 and not greater than 1-for-50, with the exact ratio to be set within that range at the discretion of our board of directors before December 31, 2021

On June 14, 2021 (the “Effective Time”), the Company completed a 1-for-30 reverse stock split of its Common Stock, as previously authorized at the Annual Meeting. Pursuant to the reverse stock split, at the Effective Time, every 30 issued shares of Common Stock were automatically combined into one share of Common Stock without any change in the par value per share.

The par value of the Company’s Common Stock was unchanged at $0.0001 per share after the reverse stock split. As a result, on the effective date of the reverse stock split, the stated capital on the Company’s balance sheet attributable to Common Stock was reduced proportionately based on the reverse stock split ratio of 1-for-30 and the additional paid-in capital account was credited with the amount by which the stated capital was reduced.

After the reverse stock split, net income or loss per share, and other per share amounts were adjusted because there are fewer shares of the Company’s Common Stock outstanding.

The financial statements, net income or loss per share and other per share amounts for periods ending before the reverse stock split were recast to give retroactive effect to the reverse stock split.

Going Concern

As of June 30, 2021, the Company had an accumulated deficit of approximately $103.8 million. For the six months ended June 30, 2021 the Company earned revenue of approximately $1.2 million and incurred a loss from operations of approximately $5.5 million.

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

On June 28, 2021, the Company filed a Registration Statement on Form S-1 and a preliminary prospectus for an underwritten public offering of its Common Stock to be undertaken by ThinkEquity, a division of Fordham Financial Management, Inc. On July 16, 2021, the Company filed an Amendment to such Form S-1, indicating that, based on an assumed offering price of $11.03 per share, the Company was intending to offer approximately 1.8 million shares, for an aggregate offering price of approximately $20 million (before expenses). The Registration Statement also indicates that the Company has applied for its shares to be admitted to listing on the Nasdaq Capital Market under the symbol “AUID”. There is no assurance that such public offering will be completed, for the amount proposes, or at all, nor that the Company’s Common Stock will be admitted for listing to the Nasdaq market.

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

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers are dealing with Covid-19 issues, working remotely and these issues are causing delays in decision making and finalization of negotiations and agreements.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three   and six months ended June 30, 2021 and 2020 because their effect was antidilutive:

Security	2021	2020
Convertible notes payable	117,529	1,182,557
Warrants	1,411,308	1,581,774
Stock options	9,167,642	3,660,778
	10,696,479	6,425,109

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards. Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value

Inventories at June 30, 2021 and December 31, 2020 consist of cards inventory. As of June 30, 2021 and December 31, 2020, the Company recorded an inventory valuation allowance of approximately $27,000 and $18,000 to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of June 30, 2021 and December 31, 2020, Cards Plus had approximately $22,000 and $88,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a contract liability of approximately $439,000 and $150,000 as of June 30, 2021 and December 31, 2020   relating to certain revenue that will be earned in future periods. The majority of the $150,000 of deferred revenue contract liability as of December 31, 2020 was earned in the first quarter of fiscal year 2021. As of June 30, 2021, the majority of the deferred revenue contract liability of $439,000 will be recognized in the ensuing three quarters. We have allocated the selling price in the contract to one customer; the contract has multiple performance obligations based on the contract selling price that we believe represents a standalone selling price for the service rendered.

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

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Prepaid insurance	$227,800	$39,117
Deferred stock offering costs	166,967	-
Prepaid license fees	69,499	30,841
Operating lease right of use	92,503	131,568
Other	93,539	38,697
	$650,308	$240,223

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Property and equipment	$376,164	$297,839
Equipment under finance lease (see Note 10)	163,407	163,407
	539,571	461,246
Less Accumulated depreciation	(391,078)	(363,417)
Property and equipment, net	$148,493	$97,829

Depreciation expense totaled $27,661 and $26,533 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4 – OTHER ASSETS

Other assets consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Operating lease right of use assets	$-	$49,856
Other	136,163	190,367
	$136,163	$240,223

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist primarily of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2021:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Useful Lives	10 Years	5 Years	10 Years	N/A

Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$128,308	$4,527,476
Additions	-	-	-	10,829	10,829
Amortization	(82,963)	(466,294)	(40,667)	(6,834)	(596,758)
Carrying Value at June 30, 2021	$728,340	$2,705,100	$375,804	$132,303	$3,941,547

The following is a summary of intangible assets as of June 30, 2021

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Cost	$1,587,159	$4,476,273	$828,580	$142,424	$7,034,436
Accumulated amortization	(858,819)	(1,771,173)	(452,776)	(10,121)	(3,092,889)
Carrying Value at June 30, 2021	$728,340	$2,705,100	$375,804	$132,303	$3,941,547

Amortization expense totaled $596,758 and $579,371 for the six months ended June 30, 2021 and 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2021	$593,476
2022	1,093,618
2023	1,042,629
2024	818,316
2025	301,699
Thereafter	91,809
$3,941,547

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Trade payables	$438,702	$311,024
Accrued interest	919	554,755
Accrued payroll and related obligations	1,160,478	891,790
Current portion of operating lease liabilities	92,503	117,414
Other*	411,352	790,149
Total	$2,103,954	$2,665,132

*

Included in Other expenses was accrued non-employee Directors’ Compensation of approximately $349,000 at December 31, 2020. In May 2021, the non-employee Directors were compensated for their service through a grant of stock options and therefore the balance of the accrual for Director’s Compensation was $ 0 at June 30, 2021. See Note 10.

In June 2021, the majority of the accrued interest was converted into common stock. See Note 8.

NOTE 7 - NOTES PAYABLE, NET

The following is a summary of notes payable as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Paycheck Protection Program Loan #1	$-	$485,760
Paycheck Protection Program Loan #2	485,760	-
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	4,632	7,526
Notes Payable, Net	$490,392	$493,286
Notes Payable, current portion,	$4,632	$5,947
Notes Payable, net of current portion	485,760	487,339
	$490,392	$493,286

Paycheck Protection Program Loans

In May 2020, the Company received a loan of approximately $486,000 under the Paycheck Protection Program (“PPP”) as part of the CARES Act which is administered by the U.S. Small Business Association (“USSBA”) related to its U.S. Operations. The Company received notice from the USSBA on May 23, 2021, that the May 2020 PPP loan was forgiven as we met the applicable requirements. In accordance with ASC 470, extinguishment accounting, the amount forgiven by the USSBA is recorded as other income – gain on extinguishment of notes payable.

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

The 2020 Notes mature February 28, 2022 and are a secured obligation of the Company. At the option of the 2020 Note Investors, they may at any time convert the 2020 Notes. The number of shares delivered shall be equal to 150% of the amount of the principal converted divided by the conversion price of $6.00 per share. The Company may require that the 2020 Note Investors convert all or a portion of the 2020 Notes, if the Company’s volume weighted average price for any preceding 20-day period is equal to or greater than $9.00.

In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

During the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company.

Additionally, during the six months ended June 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company net indebtedness was converted and the Company issued approximately 1,138,000 shares of common stock in the aggregate.

The following is a summary of the convertible notes payable outstanding at June 30, 2021:

8% convertible notes payable issued December 2019	$-
15% convertible notes payable issued February 2020	-
10% convertible notes payable issued February 2020	662,000

$662,000

Future maturities of convertible notes payable are as follows:

2021	$-
2022	662.000

$662,000

NOTE 9 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

In 2021, the Company received conversion notices from Stern Trust of which Theodore Stern, (a former member of the Board of Directors as of June 14, 2021) is the Trustee, converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock. Additionally, Theodore Stern and Herbert Selzer (also a former member of the Board of Directors as of June 14, 2021) provided conversion notices for their respective 2020 Notes converting the principal, repayment premium and interest in the amount of approximately $256,000 into approximately 41,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding.

Executive Officers

On June 14, 2021, Phillip L. Kumnick resigned as Chief Executive Officer of Ipsidy Inc., a Delaware corporation (the “Company”) and Thomas L. Thimot was appointed Chief Executive Officer in his place. Further, Philip R. Broenniman resigned as President and Chief Operating Officer and Cecil N. Smith III (Tripp) was appointed President and Chief Technology Officer. The Company granted to each of Mr. Kumnick and Mr. Broenniman options to acquire a total of 1,166,667 shares of common stock at an exercise price of $7.20 per share for a term of ten years that vest upon the achievement of certain market capitalization thresholds, or performance conditions.

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject  to certain performance vesting requirements.

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith will receive a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements.

Appointment of Board of Directors

On June 9, 2021 Theodore Stern, Herbert Selzer and Thomas Szoke resigned as directors of the Company. The size of the Board of directors was increased to seven and Dr. Michael A. Gorriz, Michael L. Koehneman, Sanjay Puri, Mr. Thimot and Jacqueline L. White were appointed as additional directors of the Company. Messrs. Stern, Selzer and Szoke did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Szoke will continue with the Company as Chief Solutions Architect.

The Company granted each of the four new Board of Directors as of June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 at an exercise price of $7.80 per share for a term of ten years that vest one third per year after each Annual Meeting. The Company granted the previously serving Board of Directors stock options to acquire 93,470 common shares that are vested as the services were previously rendered. The stock options were granted in lieu of other forms of Board of Director Compensation The Company also granted Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Board Members. Upon their resignation as directors in June 2021, 13,992 stock options were vested and the balance were forfeited

NOTE 10 – STOCKHOLDER’S EQUITY

Common Stock

During the six months ended June 30, 2021, shares of common stock were issued as a result of the following non-cash transactions:

●	In the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company

●	Additionally, during the three and six months ended June 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company indebtedness was converted and the Company issued approximately 1,138,000 shares of common stock in the aggregate.

●

Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 549,000 common shares of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2020	1,823,267	$4.20	3.4 Years
Exercised/cancelled	(411,926)	3.00	-
Outstanding at June 30, 2021	1,411,341	$4.41	3.7 Years

Stock Options

Activity related to stock options for the six months ended June 30, 2021 is summarized as follows:

●	The Company granted Mr. Thimot and Mr. Smith stock options to acquire 1,200,000 and 600,000 shares of common stock respectively upon their employment of which half of the options vest monthly over four years and the balance vest upon the achievement of certain market capitalization thresholds or performance conditions.

●	The Company granted each of Mr. Kumnick and Mr. Broenniman stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions.

●	The Company granted each of the four new Board of Directors as of June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 that vest one third a year after each Annual Meeting.

●	The Company granted the previously serving Board of Directors stock options to acquire 93,470 common shares that are vested as the services were rendered. The stock options were granted in lieu of other forms of Board of Director Compensation and was used to eliminate previously accrued Board of Director compensation. The Company also granted to each of Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Board Members. Upon their resignation as directors in June 2021, 6,997 stock options to each of them were vested and the balance were forfeited.

●	The Company granted options to acquire 583,334 shares of common stock to employees. The options for 383,334 vest annually over a three-year period, 100,000 vest equally over a four-year period, and the balance of 100,000 vest upon the achievement of certain market capitalization thresholds or performance conditions.

The options have a term of ten years and all options were granted at market value.

Activity related to stock options for the six months ended June 30, 2021, is summarized as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value
Outstanding as of December 31, 2020	5,645,802	$4.50	7.5	$8,283,639
Granted	3,938,246	7.54	10.0	-
Exercised/cancelled	(416,405)	1.50	-	-
Outstanding as of June 30, 2021	9,167,643	5.92	7.8	$55,257,928
Exercisable as of June 30, 2021	4,111,087	$5.77	6.1	$27,405,283

The following table summarizes stock option information as of June 30, 2021:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs).	Exercisable
$0.0030	116,667	5.1	116,667
$1.5000	756,667	6.0	698,334
$1.8000	34,735	9.0	34,735
$2.1000	1,666,667	6.7	866,667
$2.7000	387,667	9.3	-
$3.0000	906,667	6.1	906,667
$3.5700	31,111	8.3	20,556
$3.9000	8,333	7.2	8,333
$4.5000	93,333	5.2	93,333
$6.6000	69,444	7.4	69,444
$7.2000	1,657,463	9.4	107,463
$7.5000	83,333	7.2	83,333
$7.8000	2,255,557	9.9	5,556
$8.7000	33,333	6.7	33,333
$12.0000	33,333	5.5	33,333
$13.5000	1,033,333	5.2	1,033,333
	9,167,643	7.2	4,111,087

During the six months ended June 30, 2021, the Company recognized approximately $1,635,000 of stock option compensation expense of which approximately $1,229,000 relates to performance-based awards of directors and officers. As of June 30, 2021, there was approximately $16,527,000 of unrecognized compensation costs related to stock options outstanding that are expected to be expensed through 2025.

Additionally, the Company recorded approximately $625,000 for restricted stock expense as the Company estimated that a portion of its performance-based awards will be earned.

Total stock-based compensation expense consisting of stock options and restricted stock in the six months ended June 30, 2021 was approximately $2,261,000.

At the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 2,500,000 shares of common stock allocated to the Company’s 2017 Incentive Stock Plan.

See Note 6 for additional information regarding accrued Directors’ compensation.

NOTE 11 – DIRECT FINANCING LEASE

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

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended June 30, 2021 of approximately $26,000.

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

Year ending December 31
Remainder of 2021	61,074
2022	122,148
2023	122,148
2024	122,148
2025	122,148
Thereafter	40,716
Sub-total	590,382
Less deferred revenue	(131,050)
Net investment in lease	$459,332

NOTE 12 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. The cost basis of the lease equipment is $163,407 and the accumulated amortization as of June 30, 2021 is $139,297. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of June 30, 2021. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year ending December 31
2021	$21,548
2022	10,774
Total minimum lease payments	32,372
Less: Amount representing interest	(1,559)
Present value of minimum lease payments	$30,763

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Leases

For the six months ended June 30, 2021, lease expense was approximately $103,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of June 30, 2021 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$89,210

Operating lease ROU assets – included in Other Assets	$-

Total operating lease assets	$89,210

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$92,503

Long-term portion of ROU liabilities – included in Other liabilities	-

Total operating lease liabilities	$92,503

The weighted average lease of the remaining term is approximately 1.0 years and weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2021:

Remainder of 2021	$48,303
2022	49,716
Total operating lease payments	98,019
Less: Imputed interest	(5,516)
Total operating lease liabilities	$92,503

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Long-lived assets for North America, South America and Africa amounted to approximately $8.0 million, $0.1 million and $0.2 million   consisting of property and equipment – net, intangible assets – net and goodwill.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net Revenues:
North America	$153,687	$135,698	$301,747	$269,252
South America	89,415	72,133	185,598	185,757
Africa	334,679	113,288	679,435	659,899
	577,781	321,119	1,166,780	1,114,908

Identity Management	488,366	248,986	981,182	929,151
Payment Processing	89,415	72,133	185,598	185,757
	577,781	321,119	1,166,780	1,114,908

Loss From Operations
North America	(2,017,716)	(669,183)	(3,288,119)	(1,076,575)
South America	(1,053,365)	(1,803,784)	(1,785,053)	(3,015,936)
Africa	(219,506)	(333,654)	(404,325)	(1,386,718)
	(3,290,587)	(2,806,621)	(5,477,497)	(5,479,229)

Identity Management	(2,237,222)	(1,002,837)	(3,692,444)	(2,463,293)
Payment Processing	(1,053,365)	(1,803,784)	(1,785,053)	(3,015,936)
	(3,290,587)	(2,806,621)	(5,477,497)	(5,479,229)

Interest Expense	(256,550)	(310,153)	(553,988)	(489,203)
Other income/(expense)	491,881	(342,082)	493,418	(1,317,971)

Loss before income taxes	(3,055,256)	(3,458,856)	(5,538,067)	(7,286,403)

Income tax expense	(2,354)	(3,592)	(9,542)	(12,466)

Net loss	$(3,057,610)	$(3,462,448)	$(5,547,609)	$(7,298,869)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of June 30, 2021, the Company had an accumulated deficit of approximately $103.8 million. For the six months ended June 30, 2021, the Company earned revenue of approximately $1.2 million and incurred a loss from operations of approximately $5.5 million.

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

On June 28, 2021, the Company filed a Registration Statement on Form S-1 and a preliminary prospectus for an underwritten public offering of its Common Stockto be undertaken by ThinkEquity, a division of Fordham Financial Management, Inc. On July 16, 2021, the Company filed an Amendment to such Form S-1, indicating that, based on an assumed offering price of $11.03 per share, the Company was intending to offer approximately $1.8 million shares, for an aggregate offering price of approximately $20 million (before expenses). The Registration Statement also indicates that the Company has applied for its shares to be admitted to listing on the Nasdaq Capital Market under the symbol “AUID”. There is no assurance that such public offering will be completed, for the amount proposes, or at all, nor that the Company’s Common Stock will be admitted for listing to the Nasdaq market.

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

Overview

authID.ai (Ipsidy Inc.) is a leading provider of secure, mobile, biometric identity verification software products delivered by an easy to integrate Identity as a Service (IDaaS) platform. Our mission is to eliminate all passwords and to be the preferred global platform for biometric identity authentication. Our vision is to enable every organization to “Recognise Your Customer” instantly, without friction or loss of privacy, powered by the most sophisticated biometric and artificial intelligence technologies.

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived through 2020. Identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers, benefits fraud - words that have entered our daily lexicon it seems like overnight. These risks are significant impediments to the operations and growth of any business or organization, and dealing with the consequences of these criminal activities has created significant friction in both time, cost and lost opportunity. Consider all the methods that organizations have had to implement in order to prevent fraud. The requests to receive and enter one-time passwords. The maddening questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks. Surely there is a better way to address these challenges? authID.ai believes there is.

authID.ai provides secure, biometric, identity verification, FIDO2 passwordless login and strong customer authentication. We maintain a global, cloud-based, IDaaS platform for our enterprise customers to enable their users to easily verify and authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). We establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

Digital transformation across all market segments requires trusted identity. Our identity platform offers innovative solutions that are flexible, fast and easy to integrate and offer seamless user experiences. authID’s products help advance digital transformation efforts without the fear of identity fraud, while delivering frictionless user experiences. We believe that it is also essential that every electronic transaction has an audit trail, proving that the identity of the individual was duly authenticated. Our platform provides biometric and multi-factor identity software, which are intended to establish, authenticate, and verify identity across a wide range of use cases and electronic transactions.

authID’s products focus on the broad requirement for enabling frictionless commerce by allowing an entity to instantly “Recognise their Customer”. Organizations of all descriptions require cost-effective and secure means of growing their business while mitigating identity fraud. We aim to offer our enterprise customers products that can be integrated easily into each of their business and organizational operations, in order to facilitate their adoption and enhance the end user customer experience.

Our management believes that some of the advantages of our IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products requiring cost-effective, secure, and configurable mobile solutions. Our target markets include banking, fintech and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to increase its investment in developing, patenting, and acquiring the various elements necessary to enhance the platform, which are intended to allow us to achieve our goals. One of the principal intended areas of investment is to enhance and expand our use of artificial intelligence in proprietary software, that we believe will increase our value to enterprise customers and stockholders alike.

authid.ai is dedicated to developing advanced methods of protecting consumer privacy and deploying ethical and socially responsible AI. authID is developing a culture that proactively encourages and rewards our employees for considering the ethical implications of our products. We believe that a proactive commitment to ethical AI presents a strong business opportunity for authID and will enable us to bring more accurate products to market more quickly and with less risk to better serve our global user base. Our methods to achieve ethical AI include engaging the users of our products with informed consent, prioritizing the security of our user’s personal information, considering and avoiding potential bias in our algorithms, and monitoring of algorithm performance in our applications.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is currently (beginning July 13, 2021) traded on the OTCQB U.S. Market under the trading symbol “AUID”. Our corporate headquarters is located at 670 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.authID.ai. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q

Adjusted EBITDA

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

Other items include the following:

For the six months ended June 30, 2021:

●	Gain on extinguishment of notes payable - $0.5 million

For the six months ended June 30, 2020:

●	Loss on extinguishment of debt of $1.0 million

● ● ●	Impairment loss of $0.9 million Warrant exercise inducement expense $0.4 million Severance expense $0.4 million

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the Quarter Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net loss	$(3,057,610)	$(3,462,448)	$(5,547,609)	$(7,298,869)

Add Back:

Interest Expense	256,550	310,153	553,988	489,203
Debt extinguishment - loss/(gain)	(485,760)	-	(485,760)	985,842
Warrant exercise inducement expense	-	366,795	-	366,795
Severance cost	-	426,175	-	426,175
Other expense/(income)	(6,121)	(24,713)	(7,658)	(34,666)
Depreciation and amortization	314,317	321,987	624,146	647,331
Taxes	2,354	3,592	9,542	12,466
Impairment loss	-	163,822	-	1,035,629
Stock compensation	1,623,547	460,883	2,261,126	629,993

Adjusted EBITDA (Non-GAAP)	$(1,352,723)	$(1,433,754)	$(2,592,225)	$(2,740,101)

Adjusted EBITDA loss for the six months ended June 30, 2021, decreased approximately $0.1 million compared to the previous year, due to a decrease in overall spending while focusing costs on key products.

Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenues, net

During the three months and six months ended June 30, 2021, the Company had revenues of approximately $0.6 million and $1.2 million compared to $0.3 million and $1.1 million in the three months and six months ended June 30, 2020. The increase in revenue in the three months period ended June 30, 2021 is principally related to increased activity at Cards Plus in the current year compared to the prior year, when business was severely impacted due to Covid-19. Ipsidy revenues increased slightly in the three and six month periods ended June 30, 2021 and Multipay revenues were relatively flat during both periods.

Cost of sales

During the three months ended June 30, 2021, cost of sales was higher than the cost of sales in the three months ended June 30, 2020 principally due to higher revenue at Cards Plus. In the six month period ended June 30, 2021 compared to June 30, 2020, cost of sales was lower as Cards Plus sold products at higher margins.

General and administrative expenses

During the three-month and six-month periods ended June 30, 2021, compared to June 30, 2020, general and administrative expense increased by approximately $0.7 million and $1.1 million due to higher non-cash stock compensation charges.

Research and development expenses

During the three-month and six-month periods ended June 30, 2021 compared to June 30, 2020, research and development expenses increased by approximately $0.2 million and $0.1 million. In the three months ended June 30, 2020, the Company reduced overall spend including lower staff levels and in the six months ended June 30, 2021, the Company focused resources on key products initiatives and moderately adding certain skillsets.

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

Depreciation and amortization expense

Depreciation and amortization expense was approximately the same in both the three and six months ended June 30, 2021 and June 30, 2020.

Other Income (Expense)

During the six months ended June 30, 2021, the Company recorded a gain on the extinguishment of a note payable of approximately $486,000 related to the forgiveness of one Paycheck Protection Program loan.

During the six months ended June 30, 2020, the Company recorded a charge of approximately $985,000 related to an extinguishment of a note payable and a charge of approximately $367,000 in connection with an inducement to certain warrant holders to exercise their outstanding warrants.

Interest expense

Interest expense decreased during the three months ended June 30, 2021 and increased in the six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase in the six months ended June 30, 2021, is principally due to the issuance of convertible debt in February 2020.

Liquidity and Capital Resources

As of June 30, 2021 the Company had approximately $1.8 million of cash on hand and has a deficiency in working capital of approximately $0.4 million as the remaining convertible debt has been reclassified to a current liability as it is due in February 2022.

Cash used in operating activities was approximately $2.4 million and $2.0 million in the six months ended June 30, 2021, and June 30, 2020, respectively.

In January 2021, the Company received a second loan of approximately $486,000 under the Paycheck Protection Program of the U.S. Small Business Association (“USSBA”) related to its U.S. operations. The Company anticipates, subject to approval by the USSBA, if certain requirements are met, the loan will be forgiven. Any amount not forgiven will be required to be repaid.

During the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company.

Additionally, in the six months ended June 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company net indebtedness was converted and the Company issued 1,138,000 shares of common stock in the aggregate.

On June 28, 2021, the Company filed a Registration Statement on Form S-1 and a preliminary prospectus for an underwritten public offering of its common stock par value $0.0001 (“Common Stock”) to be undertaken by ThinkEquity, a division of Fordham Financial Management, Inc. On July 16, 2021, the Company filed an Amendment to such Form S-1, indicating that, based on an assumed offering price of $11.03 per share, the Company was intending to offer approximately $1.8 million shares, for an aggregate offering price of approximately $20 million (before expenses). The Registration Statement also indicates that the Company has applied for its shares to be admitted to listing on the Nasdaq Capital Market under the symbol “AUID”. There is no assurance that such public offering will be completed, for the amount proposes, or at all, nor that the Company’s Common Stock will be admitted for listing to the Nasdaq market.

In order to implement and grow our operations through December 31, 2022, achieve an expected revenue stream from our products and repay our outstanding convertible debt obligation (to the extent that the same is not converted to common stock), we expect that we will need to raise approximately $9.0 to $12.0 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

Covid 19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa operations has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

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

In August 2020 the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Certificate of Amendment dated June 1, 2021
4.1(1)	Form of Stock Option
10.1(1)	Form of Director Agreement
10.2(1)	Form of Indemnification Agreement
10.3(1)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.4(1)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.5(1)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.6(1)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

	By:	/s/ Thomas Thimot
Thomas Thimot, Chief Executive Officer
Principal Executive Officer

	By:	/s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: August 5, 2021