Form 10-Q
period 2021-09-30
Ipsidy Inc.
filed 2021-11-08
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40747

Ipsidy Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

670 Long Beach Boulevard

Long Beach, New York
11561

(Address of principal executive offices) (zip code)

516-274-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.0001 per share	AUID	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2021
Common Stock, par value $0.0001	23,204,488
Documents incorporated by reference:	None

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

ii

PART I – FINANCIAL INFORMATION

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,233,399	$3,765,277
Accounts receivable, net	170,291	72,986
Current portion of net investment in direct financing lease	78,731	72,682
Inventory	214,289	254,951
Other current assets	929,692	237,769
Total current assets	10,626,402	4,403,665

Property and Equipment, net	127,705	97,829
Other Assets	73,243	240,223
Intangible Assets, net	3,657,569	4,527,476
Goodwill	4,183,232	4,183,232
Net investment in direct financing lease, net of current portion	362,185	422,021
Total assets	$19,030,336	$13,874,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,122,257	$2,665,132
Notes payable obligation, current portion	3,126	5,947
Capital lease obligation, current portion	20,813	39,232
Convertible debt	662,000	-
Deferred revenue	369,708	237,690
Total current liabilities	3,177,904	2,948,001

Capital lease obligation, net of current portion	-	10,562
Notes payable, net of discounts and current portion	-	487,339
Convertible debt	-	5,800,976
Other liabilities	-	47,809
Total liabilities	3,177,904	9,294,687

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 23,198,419 and 19,642,401 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,319	1,964
Additional paid in capital	124,609,145	102,651,304
Accumulated deficit	(108,980,665)	(98,234,151)
Accumulated comprehensive income	221,633	160,642
Total stockholders’ equity	15,852,432	4,579,759
Total liabilities and stockholders’ equity	$19,030,336	$13,874,446

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Products and services	$516,218	$501,700	$1,657,296	$1,587,330
Lease income	12,131	13,992	37,833	43,270
Total revenues, net	528,349	515,692	1,695,129	1,630,600

Operating Expenses:
Cost of Sales	121,509	114,985	494,558	532,506
General and administrative	5,331,159	1,527,723	10,308,785	5,400,639
Research and development	419,313	308,038	1,088,496	928,778
Impairment loss	-	-	-	1,035,629
Depreciation and amortization	319,017	276,232	943,436	923,563
Total operating expenses	6,190,998	2,226,978	12,835,275	8,821,115

Loss from operations	(5,662,649)	(1,711,286)	(11,140,146)	(7,190,515)

Other Expense:
Warrant inducement expense	-	-	-	(366,795)
Extinguishment of debt - gain (loss)	485,762	-	971,522	(985,842)
Other income	6,736	16,779	14,394	51,445
Interest expense, net	(25,780)	(212,658)	(579,768)	(701,861)
Other income (expense), net	466,718	(195,879)	406,148	(2,003,053)

Loss before income taxes	(5,195,931)	(1,907,165)	(10,733,998)	(9,193,568)

Income Tax Expense	(2,974)	(11,074)	(12,516)	(23,540)

Net loss	$(5,198,905)	$(1,918,239)	$(10,746,514)	$(9,217,108)

Net Loss Per Share - Basic and Diluted	$(0.24)	$(0.11)	$(0.52)	$(0.52)

Weighted Average Shares Outstanding - Basic and Diluted	22,088,865	18,237,647	20,703,970	17,664,446

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(5,198,905)	$(1,918,239)	$(10,746,514)	$(9,217,108)
Foreign currency translation gain (loss)	18,966	29,057	60,991	(6,972)
Comprehensive loss	$(5,179,939)	$(1,889,182)	$(10,685,523)	$(9,224,080)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2020	19,642,401	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Sale of common stock for cash	1,642,856	164	10,282,834	-	-	10,282,998
Stock-based compensation	-	-	4,795,069	-	-	4,795,069
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible notes converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Stock option exercise for cash	4,802	1	24,659			24,660
Warrant exercise for cash	60,834	6	273,747			273,753
Cashless stock option exercise	412,569	40	(40)	-	-	-
Cashless warrant exercise	263,661	27	(27)	-	-	-
Net loss	-	-	-	(10,746,514)	-	(10,746,514)
Foreign currency translation	-	-	-	-	60,991	60,991
Balances, September 30, 2021	23,198,419	$2,319	$124,609,145	$(108,980,665)	$221,633	$15,852,432

Three Months Ended September 30, 2021
Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017
Sale of common stock for cash	1,642,856	164	10,282,834	-	-	10,282,998
Stock-based compensation	-	-	2,533,943	-	-	2,533,943
Stock option exercise for cash	4,802	1	24,659	-	-	24,660
Warrant exercise for cash	60,834	6	273,747	-	-	273,753
Cashless stock option exercise	125,998	11	(11)	-	-	-
Cashless warrant exercise	902	-	-	-	-	-
Net loss	-	-	-	(5,198,905)	-	(5,198,905)
Foreign currency translation	-	-	-	-	18,966	18,966
Balances, September 30, 2021	23,198,419	$2,319	$124,609,145	$(108,980,665)	$221,633	$15,852,432

Nine Months Ended September 30, 2020
Balances, December 31, 2019	17,270,848	$1,727	$95,032,252	$(86,935,593)	$177,385	$8,275,771
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Sale of common stock for cash	114,719	12	199,988	-	-	200,000
Warrant exercise	727,107	73	1,248,910	-	-	1,248,983
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	150,000	15	741,653	-	-	741,668
Issuance of common stock to settle accounts payable	3,540	-	8,270	-	-	8,270
Net loss	-	-	-	(9,217,108)	-	(9,217,108)
Foreign currency translation	-	-	-	-	(6,972)	(6,972)
Balances, September 30, 2020	18,266,214	$1,827	$97,693,091	$(96,152,701)	$170,413	$1,712,630

Three Months Ended September 30, 2020
Balances, June 30, 2020	18,221,807	$1,822	$97,581,421	$(94,234,462)	$141,356	$3,490,137
Warrant and stock cashless exercises	44,407	5	(5)	-	-	-
Stock-based compensation	-	-	111,675	-	-	111,675
Net loss	-	-	-	(1,918,239)	-	(1,918,239)
Foreign currency translation	-	-	-	-	29,057	29,057
Balances, September 30, 2020	18,266,214	$1,827	$97,693,091	$(96,152,701)	$170,413	$1,712,630

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,746,514)	$(9,217,108)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	943,436	923,563
Stock-based compensation	4,795,069	741,668
(Gain)/loss on extinguishment of note payable	(971,522)	985,842
Amortization of debt discounts and issuance costs	554,020	333,388
Impairment losses	-	1,035,629
Warrant exercise inducement	-	366,795
Changes in operating assets and liabilities:
Accounts receivable	(92,993)	73,442
Net investment in direct financing lease	53,787	48,341
Other current assets	(524,943)	450,755
Inventory	47,480	(70,040)
Accounts payable and accrued expenses	336,099	1,232,898
Deferred revenue	132,018	(36,902)
Other liabilities	(47,809)	-
Net cash flows from operating activities	(5,521,872)	(3,131,729)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(79,703)	(8,643)
Purchase of intangible assets	(23,702)	-
Investment in other assets	-	(172,880)
Net cash flows from investing activities	(103,405)	(181,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	10,282,998	-
Proceeds from exercise of warrants	273,753	1,248,983
Proceeds from exercise of stock options	24,660	1,510,000
Proceeds from paycheck protection program	485,762	485,760
Payment of debt issuance costs	-	(104,800)
Payments on notes payable	(4,400)	-
Principal payments on capital lease obligation	(28,981)	(29,669)
Net cash flows from financing activities	11,033,792	3,110,274

Effect of Foreign Currencies	59,607	(96,653)

Net Change in Cash	5,468,122	(299,631)
Cash, Beginning of the Period	3,765,277	567,081
Cash, End of the Period	$9,233,399	$267,450

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,984	$7,505
Cash paid for income taxes	$12,516	$23,540

Non-cash Investing and Financing Activities:
Reclass from other assets to intangible assets	$8,270	$-
Modification of warrants issued with convertible debt	$-	$95,223
Exchange of notes payable and accrued interest for convertible notes payable	$-	$2,662,000
Settlement of accounts payable with issuance of common stock	$349,376	$8,270
Conversion of convertible note payable and accrued interest to common stock	$6,232,340	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Going Concern

As of September 30, 2021, the Company had an accumulated deficit of approximately $109.0 million. For the nine months ended September 30, 2021 the Company earned revenue of approximately $1.7 million and incurred a loss from operations of approximately $11.1 million.

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

On August 26, 2021, the Company’s completed its public offering (the “Offering”) of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

In November 2021, the Company filed an S-3 to register an indeterminate number of securities of each identified class of securities up to a proposed aggregate offering price of $200,000,000, which may from time to time be offered in unspecified numbers and at indeterminate prices.

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

Covid-19

 Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa operations has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers include Covid-19 considerations. Furthermore, working remotely can cause a delay in decision making and finalization of negotiations and agreements.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2021 and 2020 because their effect was antidilutive:

Security	2021	2020
Convertible notes payable	117,529	1,182,557
Warrants	1,413,611	1,581,774
Stock options	9,322,153	3,660,778
	10,853,293	6,425,109

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards.

Inventories at September 30, 2021 and December 31, 2020 consist of cards inventory. As of September 30, 2021 and December 31, 2020, the Company recorded an inventory valuation allowance of approximately $26,000 and $18,000 to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of September 30, 2021 and December 31, 2020, Cards Plus had approximately $40,000 and $88,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and for variable fees generated that are earned on a usage fee based over time based on monthly transaction volumes or on a monthly flat fee rate. The Company had a contract liability of approximately $330,000 and $150,000 as of September 30, 2021 and December 31, 2020   relating to certain revenue that will be earned in future periods. The majority of the $150,000 of deferred revenue contract liability as of December 31, 2020 was earned in the first quarter of fiscal year 2021. As of September 30, 2021, the majority of the deferred revenue contract liability of $330,000 will be recognized in the ensuing two quarters.

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

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid insurance	$163,361	$39,117
Prepaid licensing fees	103,521	30,841
Operating lease right of use	99,667	131,568
Prepaid marketing expense	263,929	-
Payroll tax receivable	85,735	-
Prepaid services	175,000	-
Other	38,479	36,243

	$929,692	$237,769

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Property and equipment	$377,622	$297,839
Equipment under finance lease	163,407	163,407
	541,029	461,246
Less Accumulated depreciation	(413,324)	(363,417)
Property and equipment, net	$127,705	$97,829

Depreciation expense totaled $49,827 and $40,231 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4 – OTHER ASSETS

Other assets consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Operating lease right of use assets	$-	$49,856
Other	73,243	190,367
	$73,243	$240,223

NOTE 5 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist primarily of acquired and developed software as well as intellectual property acquired from previous acquisitions and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2021:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Useful Lives	10 Years	5 Years	10 Years	-

Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$128,308	$4,527,476
Additions	-	-	-	23,702	23,702
Amortization	(122,645)	(699,442)	(61,018)	(10,504)	(893,609)
Carrying Value at September 30, 2021	$688,658	$2,471,952	$355,453	$141,506	$3,657,569

The following is a summary of intangible assets as of September 30, 2021

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Cost	$1,587,159	$4,476,273	$828,577	$155,297	$7,047,306
Accumulated amortization	(898,501)	(2,004,321)	(473,124)	(13,791)	(3,389,737)
Carrying Value at September 30, 2021	$688,658	$2,471,952	$355,453	$141,506	$3,657,569

Amortization expense totaled approximately $894,000 and $883,000 for the nine months ended September 30, 2021 and 2020, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,
Remainder of 2021	$297,060
2022	1,094,905
2023	1,043,916
2024	819,604
2025	302,986
Thereafter	99,098
$3,657,569

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Trade payables	$769,602	$311,024
Accrued interest*	17,469	554,755
Accrued payroll and related obligations	656,938	891,790
Current portion of operating lease liabilities	100,290	117,414
Other**	577,958	790,149
Total	$2,122,257	$2,665,132

*	In June 2021, the majority of the accrued interest was converted into common stock. See Note 8.

**	Included in Other expenses was accrued non-employee Directors’ Compensation of approximately $349,000 at December 31, 2020. In May 2021, the non-employee Directors were compensated for their service through a grant of stock options and therefore the balance of the accrual for Director’s Compensation was $ 0 as of September 30, 2021. See Note 10.

NOTE 7 - NOTES PAYABLE, NET

The following is a summary of notes payable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Paycheck Protection Program Loan #1	$-	$485,760
Paycheck Protection Program Loan #2	-	-
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	3,126	7,526
Notes Payable, Net	$3,126	$493,286
Notes Payable, current portion,	$3,126	$5,947
Notes Payable, net of current portion	-	487,339
	$3,126	$493,286

Paycheck Protection Program Loans

In May 2020, the Company received a loan of approximately $486,000 under the Paycheck Protection Program (“PPP”) as part of the Coronavirus Aid, Relief and Economic Security Act which is administered by the U.S. Small Business Association (“USSBA”) related to its U.S. Operations. The Company received notice from the USSBA in May 2021, that the May 2020 PPP loan was forgiven as we met the applicable requirements.

In January 2021, the Company received a second loan of approximately $486,000 under the PPP related to its U.S. Operations. The Company received notice from the USSBA in August 2021, that the January 2021 PPP loan was forgiven as the Company met the applicable requirements.

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

On February 14, 2020 the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). Philip D. Beck, Chief Executive Officer and Chairman of the Board, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000 paid by a deduction from his salary. Theodore Stern, a former director of the Company, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000. Herbert Selzer, a former director of the Company invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and provided the balance of the funding in April 2020.

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

Additionally, during the nine months ended September 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company net indebtedness was converted and the Company issued approximately 1,138,000 shares of common stock in the aggregate.

The following is a summary of the convertible notes payable outstanding at September 30, 2021:

8% convertible notes payable issued December 2019	$-
15% convertible notes payable issued February 2020	-
10% convertible notes payable issued February 2020	662,000

$662,000

Future maturities of convertible notes payable are as follows:

2021	$-
2022	662,000

$662,000

NOTE 9 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

In 2021, the Company received conversion notices from Stern Trust of which Theodore Stern, (a former member of the Board of Directors until June 9, 2021) is the Trustee, converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock. Additionally, Theodore Stern and Herbert Selzer (also a former member of the Board of Directors until June 9, 2021) provided conversion notices for their respective 2020 Notes converting the principal, repayment premium and interest in the amount of approximately $256,000 into approximately 41,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding.

Executive Officers

On June 14, 2021, Phillip L. Kumnick resigned as Chief Executive Officer of Ipsidy Inc., and Thomas L. Thimot was appointed Chief Executive Officer in his place. Further, Philip R. Broenniman resigned as President and Chief Operating Officer and Cecil N. Smith III (Tripp) was appointed President and Chief Technology Officer. In May 2021 the Company granted to each of Mr. Kumnick and Mr. Broenniman options (the “May 2021 Options”) to acquire a total of 1,166,667 shares of common stock at an exercise price of $7.20 per share for a term of ten years that vest upon the achievement of certain market capitalization thresholds, or performance conditions. In November 2021 Mr. Kumnick and Mr. Broenniman agreed to cancel 300,000 and 200,000, respectively, of these stock options in consideration of removing certain service conditions.

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

The Company granted each of the four new Board of Directors as of June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 at an exercise price of $7.80 per share for a term of ten years that vest one third per year after each Annual Meeting. The Company granted the previously serving Board of Directors stock options to acquire 93,470 common shares that are vested as the services were previously rendered. The stock options were granted in lieu of other forms of Board of Director Compensation. The Company also granted Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Board Members. Upon their resignation as directors in June 2021, 13,992 stock options were vested and the balance was cancelled.

Other

In the third quarter of 2021, the Company and Progress Partners Inc. (“Progress”) modified their Business Advisory Agreement dated May 6, 2020 (“Progress Agreement”).  The amended Progress Agreement provides for Progress to undertake continuing business development activities for the Company, for which the Company agreed to pay Progress $350,000 which was paid, October 15, 2021.   Additionally, the Company agreed to pay Progress, another $115,000 for additional consulting services. Mr. Puri, a Director of the Company beginning  June 9, 2021 is an employee and  Managing Director of Progress but is not a principal shareholder nor an executive officer of Progress.

NOTE 10 – STOCKHOLDER’S EQUITY

Common Stock

On August 26, 2021, the Company completed the Offering of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

During the nine months ended September 30, 2021, shares of common stock were issued as a result of the following non-cash transactions:

●	In the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company

●	Additionally, during the three and nine months ended September 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company indebtedness was converted and the Company issued approximately 1,138,000 shares of common stock in the aggregate.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 549,000 common shares of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2021:

		Weighted Average	Weighted Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding at December 31, 2020	1,823,267	$4.20	3.4 Years
Granted	64,286	$8.75	4.3 Years
Exercised/cancelled	(473,942)	$3.20	4.2 years
Outstanding at September 30, 2021	1,413,611	$4.61	3.2 Years

Under the terms of the Underwriting Agreement in connection with the Offering, the Company issued underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 64,286 shares of common stock (4.5% of the total shares issued in the Offering). The Representative’s Warrants are exercisable at a per share price of $8.75 (equal to 125% of the Offering price of the Company’s common stock). The Representative’s Warrants are exercisable for a term of four and one half years beginning on February 23, 2022.

Stock Options

During the nine months ended September 30, 2021, the Company determined the grant date fair value of the options granted using the Black Scholes Method and use the following assumptions:

Expected Volatility – 68-75%

Expected Term – 5.0 Years

Risk Free Rate – 0.70- 0.78%

Dividend Rate – 0.00%

Activity related to stock options for the nine months ended September 30, 2021 is summarized as follows:

●	The Company granted Mr. Thimot and Mr. Smith stock options to acquire 1,200,000 and 600,000 shares of common stock respectively upon their employment of which half of the options vest monthly over four years and the balance vest upon the achievement of certain market capitalization thresholds or performance conditions.

●	The Company granted each of Mr. Kumnick and Mr. Broenniman stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Kumnick and Mr. Broenniman agreed to cancel 300,000 and 200,000, respectively, of these stock options in consideration of removing certain service conditions.

●	The Company granted each of the four new Board of Directors as of June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 that vest one third a year after each Annual Meeting.

●	The Company granted the previously serving Board of Directors stock options to acquire 93,470 common shares that are vested as the services were rendered. The stock options were granted in lieu of other forms of Board of Director Compensation and was used to eliminate previously accrued Board of Director compensation. The Company also granted to each of Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Board Members. Upon their resignation as directors in June 2021, 6,997 stock options to each of them were vested and the balance was cancelled.

●	The Company granted options to acquire 1,003,334 shares of common stock to employees. The options for 803,334 vest annually over a three-year period, 100,000 vest equally over a four-year period, and the balance of 100,000 vest upon the achievement of certain market capitalization thresholds or performance conditions.

The options have a term of ten years and all options were granted at market value.

Activity related to stock options for the nine months ended September 30, 2021, is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding as of December 31, 2020	5,645,802	$4.50	7.5	$8,823,639

Granted	4,358,246	$7.95	10.0	-
Exercised	(504,804)	$1.54	5.0	$3,485,482
Forfeited/cancelled	(177,091)	$4.30	8.8	-

Outstanding as of September 30, 2021	9,322,153	$6.28	7.1	$48,380,894
Exercisable as of September 30, 2021	4,708,113	$5.15	4.5	$30,866,033

The following table summarizes stock option information as of September 30, 2021:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable

$.03 - $4.00	3,664,901	4.9	3,208,347
$4.01 - $7.00	162,784	4.7	162,784
$7.01 - $10.00	4,007,801	9.6	270,315
$10.01 - $13.50	1,486,667	4.3	1,066,667
	9,322,153	7.1	4,708,113

During the nine months ended September 30, 2021, the Company recognized approximately $3,567,000 of stock option compensation expense of which approximately $2,388,000 relates to performance-based awards of directors and officers. As of September 30, 2021, there was approximately $15,443,000 of unrecognized compensation costs related to stock options outstanding that are expected to be expensed through 2025.

Additionally, the Company recorded approximately $1,228,000 for restricted stock expense as the Company met certain performance thresholds.

Total stock-based compensation expense consisting of stock options and restricted stock in the nine months ended September 30, 2021 was approximately $4,795,000.

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

The Company has recorded the transaction as its net investment in the lease and will receive monthly payments of $11,856 before estimated executory costs, or $142,272, annually, to reduce investment in the lease and record income associated with the related amount due. Executory costs are estimated to be $1,677 per month and initial direct costs are not considered significant. The transaction resulted in incremental revenue in the quarter ended September 30, 2021 of approximately $38,000.

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

Year ending December 31
Remainder of 2021	30,537
2022	122,148
2023	122,148
2024	122,148
2025	122,148
Thereafter	40,716
Sub-total	559,845
Less deferred revenue	(118,929)
Net investment in lease	$440,916

NOTE 12 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. The cost basis of the lease equipment is $163,407 and the accumulated amortization as of September 30, 2021 is $147,334. The following is a schedule showing the future minimum lease payments under finance lease by year and the present value of the minimum lease payments as of September 30, 2021. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022.

Year ending December 31
Remainder of 2021	$10,774
2022	10,774
Total minimum lease payments	21,548
Less: Amount representing interest	(735)
Present value of minimum lease payments	$20,813

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

Leases

For the nine months ended September 30, 2021, lease expense was approximately $141,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of September 30, 2021 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$99,667

Operating lease ROU assets – included in Other Assets	$-

Total operating lease assets	$99,667

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$100,290

Long-term portion of ROU liabilities – included in Other liabilities	-

Total operating lease liabilities	$100,290

The weighted average lease of the remaining term is 1.0 year or less and weighted average discount rate used in the calculations was 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2021:

Remainder of 2021	$34,692
2022	66,564
Total operating lease payments	101,256
Imputed interest	(966)
Total operating lease liabilities	$100,290

The Company rents office space in Long Beach, New York at a monthly cost of $2,500. The agreement is month to month and can be terminated on 30 days’ notice.

The Company leased an office location in Bogota, Colombia with a base rent of approximately $8,500 per month which was adjusted for inflation when compared to its initial lease date in 2017. The lease expired in April 2021. In April 2021, MultiPay entered into a six-month lease for a monthly rental of approximately $1,375 which terminated in September 2021. In October 2021, MultiPay entered into a one-year lease for approximately $2,900 per month.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Long-lived assets for North America, South America and Africa amounted to approximately $7.7 million, $0.1 million and $0.2 million   consisting of property and equipment – net, intangible assets – net and goodwill.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September	September,	September,	September,
	2021	2020	2021	2020
Net Revenues:
North America	$162,433	$176,448	$464,181	$445,700
South America	89,581	106,453	275,179	292,208
Africa	276,335	232,791	955,769	892,692
	528,349	515,692	1,695,129	1,630,600

Identity Management	438,768	409,239	1,419,950	1,338,392
Payment Processing	89,581	106,453	275,179	292,208
	528,349	515,692	1,695,129	1,630,600

Loss From Operations
North America	(3,614,358)	(562,729)	(6,902,429)	(1,536,138)
South America	(1,655,667)	(937,281)	(3,440,771)	(4,852,094)
Africa	(392,624)	(211,276)	(796,946)	(802,283)
	(5,662,649)	(1,711,286)	(11,140,146)	(7,190,515)

Identity Management	(4,010,982)	(774,005)	(7,699,375)	(2,338,421)
Payment Processing	(1,655,667)	(937,281)	(3,440,771)	(4,852,094)
	(5,662,649)	(1,711,286)	(11,140,146)	(7,190,515)

Interest Expense	(25,780)	(212,658)	(579,768)	(701,861)
Other income/(expense)	492,498	16,779	985,916	(1,301,192)

Loss before income taxes	(3,015,256)	(1,907,165)	(10,733,998)	(9,193,568)

Income tax expense	(2,974)	(11,074)	(12,516)	(23,540)

Net loss	$(5,198,905)	$(1,918,239)	$(10,746,514)	$(9,217,108)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going concern

As of September 30, 2021, the Company had an accumulated deficit of approximately $109.0 million. For the nine months ended September 30, 2021, the Company earned revenue of approximately $1.7 million and incurred a loss from operations of approximately $11.1 million.

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

In January 2021, the Company received a second loan of approximately $486,000 under the PPP of the USSBA related to its U.S. operations. The first PPP loan was received in 2020 and both of the PPP loans were forgiven as the Company met the applicable requirements.

On August 26, 2021, the Company’s completed its public offering (the “Offering”) of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

In November 2021, the Company filed an S-3 to register an indeterminate number of securities of each identified class of securities up to a proposed aggregate offering price of $200,000,000, which may from time to time be offered in unspecified numbers and at indeterminate prices.

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

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived into 2021. Identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers, benefits fraud - words that have entered our daily lexicon it seems like overnight. These risks are significant impediments to the operations and growth of any business or organization, and dealing with the consequences of these criminal activities has created significant friction in both time, cost and lost opportunity. Consider all the methods that organizations have had to implement in order to prevent fraud. The requests to receive and enter one-time passwords. The maddening questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks. Surely there is a better way to address these challenges? authID.ai believes there is.

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

authID ’s products focus on the broad requirement for enabling frictionless commerce by allowing an entity to instantly “Recognise their Customer”. Organizations of all descriptions require cost-effective and secure means of growing their business while mitigating identity fraud. We aim to offer our enterprise customers products that can be integrated easily into each of their business and organizational operations, in order to facilitate their adoption and enhance the end user customer experience.

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

The Company was incorporated in the State of Delaware on September 21, 2011 and changed its name to Ipsidy Inc. on February 1, 2017, and our common stock is currently (beginning July 13, 2021) traded on the NASDAQ under the trading symbol “AUID”. Our corporate headquarters is located at 670 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.authID.ai. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q

Adjusted EBITDA

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

Other items include the following:

For the nine months ended September 30, 2021:

●	Gain on extinguishment of notes payable - $1.0 million

For the nine months ended September 30, 2020:

●	Loss on extinguishment of debt of $1.0 million

●	Impairment loss of $0.9 million

●	Warrant exercise inducement expense $0.4 million

●	Severance expense $0.4 million

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net loss	$(5,198,905)	$(1,918,239)	$(10,746,514)	$(9,217,108)
Add Back:

Interest Expense	25,780	212,658	579,768	701,861
Debt extinguishment – loss/(gain)	(485,762)	-	(971,522)	985,842
Warrant exercise inducement expense	-	-	-	366,795
Severance cost	-	-	-	426,175
Other expense/(income)	(6,736)	(16,779)	(14,394)	(51,445)
Depreciation and amortization	319,017	276,232	943,436	923,563
Taxes	2,974	11,074	12,516	23,540
Impairment loss	-	-	-	1,035,629
Stock compensation	2,533,943	112,125	4,795,069	741,668

Adjusted EBITDA (Non-GAAP)	$(2,809,689)	$(1,322,929)	$(5,401,641)	$(4,063,480)

Adjusted EBITDA loss for the nine months ended September 30, 2021, increased by approximately $1.3 million compared to the previous year, principally due to higher compensation, marketing and targeting technology.

Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenues, net

During the three months and nine months ended September 30, 2021, the Company had revenues of approximately $0.5 million and $1.7 million compared to $0.5 million and $1.6 million in the three months and nine months ended September 30, 2020. The revenue in the three and nine month periods ended September 30, 2021 was higher at Cards Plus compared to the prior year, when business was severely impacted due to Covid-19. Ipsidy, North America new revenue increased slightly in the nine month period ended September 30, 2021 and revenue at MultiPay decreased slightly in the three and nine month periods ended September 30, 2021.

Cost of sales

During the three months ended September 30, 2021, cost of sales was higher than the cost of sales in the three months ended September 30, 2020, principally due to higher revenue at Cards Plus. In the nine-month period ended September 30, 2021, compared to September 30, 2020, cost of sales was lower as Cards Plus sold products at higher margins.

General and administrative expenses

During the three-month and nine-month periods ended September 30, 2021, compared to September 30, 2020, general and administrative expense increased by approximately $3.8 million and $4.9 million due to increased compensation, marketing and technology costs in addition to higher non-cash stock compensation charges. Stock compensation charges were $2.4 million and $4.1 million higher in three and nine months ended September 30, 2021 compared to the prior year.

Research and development expenses

During the three-month and nine-month periods ended September 30, 2021, compared to September 30, 2020, research and development expenses increased by approximately $0.1 million and $0.2 million as the Company has focused resources on key products initiatives.

Impairment loss

During the nine months ended September 30, 2020, the Company recorded an impairment loss associated with goodwill of one of its reporting units of approximately $1,036,000.

As a result of the current pandemic and its potential impact on future results, the Company updated its reporting unit projections, and it indicated a goodwill impairment as the carrying value was in excess of its estimated recoverable value. The fair value of the reporting unit was determined using a discounted cash flow analysis.

Depreciation and amortization expense

Depreciation and amortization expense increased slightly both the three and nine months ended September 30, 2021 compared to September 30, 2020.

Other Income (Expense)

During the three- and nine-month periods ended September 30, 2021, the Company recorded a gain on the extinguishment of a note payable of approximately $486,000 and $972,000, respectively, related to the forgiveness of the two Paycheck Protection Program loans as the Company met the applicable requirements.

During the nine months ended September 30, 2020, the Company recorded a charge of approximately $985,000 related to an extinguishment of a note payable and a charge of approximately $367,000 in connection with an inducement to certain warrant holders to exercise their outstanding warrants.

Interest expense

Interest expense decreased during the three months and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 as the Company received conversion notices from the majority of convertible noteholders in June 2021 and converted the Company’s outstanding indebtedness into common shares reducing its interest obligation.

Liquidity and Capital Resources

As of September 30, 2021 the Company had approximately $9.2 million of cash on hand and had working capital of approximately $7.4 million.

Cash used in operating activities was approximately $5.5 million and $3.1 million in the nine months ended September 30, 2021, and September 30, 2020, respectively.

In January 2021, the Company received a second loan of approximately $486,000 under the Paycheck Protection Program of the U.S. Small Business Association (“USSBA”) related to its U.S. operations. The Company received notice in August 2021, the January 2021 Paycheck Protection Program loan was forgiven as the Company met the applicable requirements.

During the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company.

Additionally, in the nine months ended September 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.1 million of Company net indebtedness was converted and the Company issued 1,138,000 shares of common stock in the aggregate.

On August 26, 2021, the Company’s completed its public offering (the “Offering”) of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

In order to implement and grow our operations through December 31, 2022, achieve an expected revenue stream from our products and repay our outstanding convertible debt obligation, we expect that we will need to raise approximately $5.0 to $10.0 million. There is no guarantee that our current business plan will not change and, as a result of such change, that we will need additional capital to implement such business plan.

In November 2021, the Company filed an S-3 to register an indeterminate number of securities of each identified class of securities up to a proposed aggregate offering price of $200,000,000, which may from time to time be offered in unspecified numbers and at indeterminate prices.

Covid 19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa operations has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers include Covid-19 considerations. Furthermore, working remotely can cause a delay in decision making and finalization of negotiations and agreements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number		Description
3.1	(1)	Amended & Restated Certificate of Incorporation
3.2	(2)	Amended & Restated Bylaws
3.3	(3)	Certificate of Amendment dated June 1, 2021
4.1	(3)	Form of Stock Option
4.2	(4)	Form of 8.0% Convertible Note
4.3	(5)	Form of 15.0% Convertible Note
4.4	(5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5	(6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6	(7)	Paycheck Protection Program Term Note dated February 1, 2021
10.1	(3)	Form of Director Agreement
10.2	(3)	Form of Indemnification Agreement
10.3	(11)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.4	(8)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.5	(9)	2017 Incentive Stock Plan
10.7	(3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8	(3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9	(3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10	(3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11*		Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12*		Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
14.1	(10)	Code of Ethics
21.1	(10)	List of Subsidiaries
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document *
101.SCH		Inline XBRL Taxonomy Extension Schema Document *
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.

(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.

(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

	By:	/s/ Thomas Thimot
Thomas Thimot, Chief Executive Officer
Principal Executive Officer

	By:	/s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer

Dated: November 8, 2021