Form 10-K
period 2021-12-31
Ipsidy Inc.
filed 2022-03-22
CIK 1534154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-40747

Ipsidy Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

670 Long Beach Boulevard
Long Beach, New York 11561
(Address of principal executive offices)

Registrant’s telephone number, including area code: 516-274-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock par value $0.0001 per share	AUID	The Nasdaq Stock Market, LLC

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $ 241,553,668 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $12.125.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 16, 2022
Common Stock, par value $0.0001	23,451,179 shares
Documents incorporated by reference:	None

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

PART I

Item 1. Business Overview

Ipsidy Inc. dba authID.ai (together with its subsidiaries, the “Company”, “authID.ai”, “we” or “our”)  is a leading provider of secure, mobile, biometric identity verification software products delivered by an easy to integrate Identity as a Service (IDaaS) platform. Our mission is ultimately to eliminate all passwords and to be the preferred global platform for biometric identity authentication. Our vision is to enable every organization to “Recognise Your Customer” instantly, without friction or loss of privacy, powered by the most sophisticated biometric and artificial intelligence technologies.

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived through the Covid 19 pandemic since 2020. Identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers, benefits fraud - it seems like these words have entered our daily lexicon overnight. These are significant impediments to the operations and growth of any business or organization, and dealing with the risks and consequences of these criminal activities has created significant friction in both time, cost and lost opportunity. Consider all the outdated methods that organizations have implemented in order to prevent fraud. The requests to receive and enter one-time passwords, that can be easily hijacked. The vulnerable security questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks, with little added protection from fraud. Surely there is a better way to address these challenges? authID.ai believes there is.

authID.ai provides secure, facial biometric, identity verification, and strong customer authentication. We maintain a global, cloud-based IDaaS platform for our enterprise customers to enable their users to easily verify and authenticate their identity through a mobile device or desktop (with camera) of their choosing (without requiring dedicated hardware, or authentication apps). We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

Digital transformation across all market segments requires trusted identity. Our identity platform offers innovative solutions that are flexible, fast and easy to integrate and offer seamless user experiences. authID’s products help advance digital transformation efforts without the fear of identity fraud, while delivering frictionless user experiences. We believe that it is also essential that electronic transactions have an audit trail, proving that the identity of the individual was duly authenticated. Our platform provides biometric and multi-factor identity software, which are intended to establish, authenticate and verify identity across a wide range of use cases and electronic transactions.

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

Our management believes that some of the advantages of our IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products requiring cost-effective, secure, and configurable mobile solutions. Our target markets include banking, fintech and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance the platform, which are intended to allow us to achieve our goals. One of the principal intended areas of investment is to enhance and expand our use of artificial intelligence in proprietary software, that we believe will increase our value to enterprise customers and stockholders alike.

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

The Company also owns an entity in South Africa Cards Plus which manufactures secure plastic identity credentials and loyalty card products.

The Company was incorporated in the State of Delaware on September 21, 2011, and changed our name to Ipsidy Inc. on February 1, 2017. In order to better align the branding of our Company with our future focus and goals on June 14, 2021 we changed our business name to “authID.ai”. To that end, we registered domain names under that name and applied for a United States trademark registration in that name.

Our Common Stock is traded on the Nasdaq Capital Market under the trading symbol “AUID”. Our corporate headquarters is located at 670 Long Beach Blvd., Long Beach, NY 11561 and our main phone number is (516) 274-8700. We maintain a website at www.authid.ai. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Global Market Opportunity

The disruption caused by the global COVID-19 pandemic since 2020 has contributed significantly to several market trends driving growth and demand for stronger, more secure identity verification and authentication solutions and services such as those authID.ai provides. A key trend is the accelerated pace of digital transformation at the enterprise level, driven largely by the increased demands for online goods and sharing-economy services by consumers, The shift to working from home, and the remote IT challenges this lifestyle change presents is also driving opportunities for strong workforce identity and application access authentication. Today, even as companies begin to announce return to work policies, data show that millions of workers will continue to work remotely, a long-term shift that will require enhanced security across many industry sectors.

Unfortunately, the increase in remote work and digital, non-face-to-face commerce has also resulted in increased fraud, phishing scams and cyber security risks. These trends, as well as increased regulation mandates by governments, whether Federal, State, local or international, are key drivers of the need for improved processes to verify and authenticate identities.

Digital Transformation

Digital transformation, or the integration of digital technology into all areas of a business, is fundamentally changing how organizations operate and deliver value to customers. The global disruption of the last two years dramatically increased the need for organizations to be more agile to meet changing markets, evolving technology and consumer demands. According to IBM research, more than 60% of surveyed executives are using this period of change to rapidly advance their enterprise’s transformation. (IBM Institute for Business Value “Digital Transformation Report” 2021) A McKinsey Global Survey of executives found that companies have accelerated the digitization of their customer and supply-chain interactions and of their internal operations by three to four years (McKinsey, October 2020). According to Statista, spending on digital transformation in 2022 will reach $1.8 trillion, growing to $2.8 trillion by 2025. Statista also forecasts that as much as 65% of the world’s gross domestic product will be digitalized by 2022. (Statista “Spending on digital transformation technologies and services worldwide from 2017 to 2025” 2022).

Digital and mobile technologies have significantly changed people’s lives in a remarkably short time, including how we work, shop, socialize and bank. Escalating increases in mobile application downloads for digital goods and services by even the most reluctant consumers, dramatically altered service delivery across broad market segments, creating lasting effects that we believe are likely to stay.

Enterprises that were able to, scrambled to reduce reliance on physical outlets and to drive customers to remote digital channels offering seamless and secure user experiences. Electronic services—from mobile banking to online grocery shopping to tele-medicine—have increased multifold within the past year.

Key to realizing digital transformation goals and driving revenue growth is collaborative trust between buyers and sellers delivered through a positive user experience (UX). Strong identity assurance that is established from day one and spans the entire customer online or in-person journey ensures that service providers and consumers, employers and employees that operate within the digital economy are who they say they are. Efficient and reliable identity assurance, reduces friction and improves user experience in the process.

MarketsandMarkets, the B2B research firm, projects that the global digital identity solutions market will grow from $23 billion in 2021 to $49.5 billion by 2026, at a CAGR of 16.3%. The company attributes this significant growth to the increase in identity-related frauds and data breaches, as well as compliance with existing and upcoming regulations. The firm further predicts that the market for digital identity and document verification services, a subset of the digital identity market, offers significant potential for growth opportunities, with revenues to rise to US$15.8 billion by 2025. (MarketsandMarkets “Digital Identity Market” 2020 and “Identity Verification Market” 2020).

Forrester Research has stated that the average help desk labor cost for a single password reset is about $70. (Forrester Research “Best Practices: Selecting, Deploying, And Managing Enterprise Password Managers” 2018) Forrester Research determined that large organizations spend up to $1 million per year on staffing and infrastructure to handle password resets alone. Passwords are the leading cause of major security breaches and Verizon’s 2021 Data Breach report estimates that over 80% of breaches are caused by weak or stolen passwords. The ability to eliminate the need for passwords by enabling the consumer to easily and securely authenticate with their own biometrics represents a significant cost savings opportunity across all industries.

Remote Working

Over the last two years, the pandemic’s stay-at-home mandates accelerated the transition to remote and hybrid work across many industries. According to the Pew Research Institute, roughly six-in-ten U.S. workers who say their jobs can mainly be done from home are working from home all or most of the time. This compares to the 23% who say they teleworked frequently before the coronavirus outbreak. (Pew Research Center “COVID-19 Pandemic Continues To Reshape Work in America” Feb 2022 ).With workers’ preferences for flexibility, companies are adapting their operations to meet the IT, security and mobility needs of a workforce that may never fully return to the traditional office setting. According to estimates by Gartner Inc, remote workers will represent 32% of all employees worldwide by the end of 2021, almost doubling in two years from 17% of employees in 2019. Gartner also estimates that 51% of all knowledge workers- those involved in knowledge-intensive occupations, such as writers, accountants, or engineers will be working remotely at least one day a week by the end of 2021, (Gartner, “Gartner Forecasts 51% of Global Knowledge Workers Will Be Remote by the End of 2021”, 2021 ).

While remote, decentralized teams can boost morale and productivity, remote work can also increase opportunities for hackers to infiltrate corporate networks. Enterprise IT organizations must now address new IT requirements and cyber challenges generated in the work from home environment. Studies have also shown that employees are more likely be distracted when working from home and more susceptible to phishing scams. According to  Equifax, cyber-attacks are much more likely to occur through mundane errors like a user choosing an easy-to-guess password or not changing the default password on something like a router.

To meet the increased enterprise security and mobility needs of this expanded remote workforce, IT decision makers are reassessing their data protection strategies in an effort to secure these remote workers and protect company assets. While IT continues to drive password hygiene through security training sessions, we believe legacy tools like one-time pin codes and knowledge-based authentication are no longer effective in mitigating risks.

The result is increased demand for next-generation biometric authentication technology and a greater urgency to transform quickly. According to Ranjit Atwal, Senior Research Director at Gartner, “Through 2024, organizations will be forced to bring forward digital business transformation plans by at least five years. Those plans will have to adapt to a post-COVID-19 world that involves permanently higher adoption of remote work and digital touchpoints

The Increase in Identity Fraud

Unfortunately, with this increased demand for online services, remote working and digital convenience, organizations also face another proliferating challenge – the need to improve cybersecurity measures. We believe that never before, have criminals been so active in using stolen data or credential-stuffing attacks in attempts to infiltrate corporate networks.

According to Statista, over 11,000 data breaches have occurred in the United States since 2005 with more than 1.7 billion individual records breached (Statista “Annual number of data breaches and exposed records in the United States from 2005 to 1st half 2020” 2021). Recent research conducted by the Identity Theft Resource Center reported a total of 1,862 data breaches in 2021, surpassing both 2020’s total of 1,108 and 23% higher than the previous record of 1,506 set in 2017. (Identity Theft Resource Center “2021 Data Breach Report”, 2022).

Verizon’s 2021 Data Breach Investigations Report found that phishing efforts by hackers to entice users to ‘reveal’ passwords were present in 36% of breaches in 2020, up from 25% in 2019. Ransomware attacks are also on the rise, with almost 85% of ransomware attacks showing evidence of credential theft activity (Coveware “Quarterly Ransomware Report”, 2021)

Digital transformation efforts must address these risks.

The Drive for Zero Trust Security

First coined in 2010, by Forrester analyst John Kindervag, the term ‘Zero Trust’ declares that all network traffic is untrusted and that any request to access any resource must be done securely. (Forrester Research “Build Security Into Your Network’s DNA: The Zero Trust Network Architecture”, 2010). Zero Trust requires that all users, both inside or outside the organization’s network, be authenticated before being allowed to access applications and data.

In 2021, as the rate of cybercrime, digital fraud and ransomware spiraled upward, the Biden Administration issued an executive order (the “Biden Order”) calling on the U.S. government to institute “bold changes and significant investments” in security measures to better insulate federal networks from attack. This was followed by the White House Office of Management and Budget in October 2021 defining a “zero trust” strategy, outlining the security architecture required to overhaul federal cybersecurity practices. In January 2022, the Administration gave federal agencies until the end of the fiscal year 2024 to “achieve specific zero trust security goals.”

The Zero Trust approach will likely further drive nationwide adoption of multi-factor authentication (MFA), the requirement of additional verification factors, so users cannot log in with just a username and password. Solutions for achieving zero trust are not likely to include legacy MFA options like vulnerable one-time pin codes or easy-to-discover, knowledge-based questions like “What was the make of your first car?” The Biden Order specifically stated that “agency systems must discontinue support for authentication methods that fail to resist phishing, including protocols that register phone numbers for SMS or voice calls, supply one-time codes, or receive push notifications” Attacks on these legacy methods have proven enterprises will need stronger authentication alternatives to establish trust and defend against highly sophisticated cybercriminal networks.

The Biden Order is expected to drive deployment of upgraded security methods by both the federal government and private sector businesses that contract with the government. We may also expect to see a change from security vendors and enterprise organizations across a range of market segments, as they look to the Biden Order for guidance. In the post-COVID-19 scenario, the global zero trust security market size is projected to grow from USD 19.6 billion in 2020 to USD 51.6 billion by 2026, recording a compound annual growth rate (CAGR) of 17.4% from 2020 to 2026 (MarketsandMarkets, “Zero-Trust Security Market” 2021).

Identity Verification Impact Across Sectors

Financial services, ecommerce and the shared economy, and healthcare are confronted by the challenges of identifying their customers, patients and benefits recipients with ease and certainty in the digital world. Organizations across all sectors need to control access to their data and technology systems by their employees. Governments around the world are imposing new data privacy and authentication regulations, which also impose a “call to action” for many of these businesses and organizations. authID.ai’s approach is to offer our products to enterprises and organizations for their customers in a Customer Identity & Access Management (“CIAM”) model as well as for their employees in a workforce model.

Financial Services & Fintech

Financial services institutions are facing a range of digital transformation challenges and a growth in the embrace of non-traditional fin-tech providers, such as non-bank lending companies, peer-to-peer mobile payment apps and the rapid emergence of cryptocurrencies, NFT’s and other digital assets exchanges. Key to this effort is providing enhanced digital customer experience while balancing the need for high assurance identity authentication to prevent fraud and account take-over throughout the customer journey,

Convenience, however, traditionally opposes stronger identity assurance – the easier it is to open or access an account, the less safeguards there may be to prevent fraud. Javelin Strategy & Research found that in 2020 identity fraud losses in the financial services industry grew to $56 billion. (Javelin Strategy & Research “2020 Identity Fraud Report” 2020). The study reported that identity fraud scams that targeted consumers directly to steal passwords and other personally identifiable information accounted for $43 billion of that cost. LexisNexis found that the cost of fraud for U.S. financial services and lending firms has increased, with every $1 of fraud loss now costing U.S. financial services firms $4, up 25% from 2019. Their study also found that fraudsters followed consumer’s pandemic shift towards mobile transactions, with more than half of surveyed financial services firms reporting a 10% or greater increase in fraud in the mobile channel. (“LexisNexis® True Cost of Fraud™ Study: Financial Services & Lending”, 2021). And with 40% of all fraudulent activity related to account takeover reported to occur within a day after the attack, the need for strong customer authentication is critical.

Experts recommend that efforts to combat this fraud must focus on moving consumers from static passwords to safer authentication methods. According to Gartner, their clients are increasingly seeking “passwordless” authentication methods such as FIDO2 Strong Authentication to improve user experience (UX) and enhance security by eliminating centrally stored passwords—a key target for cyber criminals (Gartner Research Ibid). Goode Intelligence believes that mobile biometrics are key to securely effecting this transformation and forecasts that over $5.8 trillion of mobile biometric payments will be made annually and over three billion biometric payment users by 2026. (Goode Intelligence “Mobile Biometrics for Financial Services; Market and Technology Analysis, Adoption Strategies and Forecasts 2021-2026” 2021).

E-Commerce & Shared Economy

Good consumer experience and personalization is key to driving revenue growth in e-commerce and the shared economy. Biometric identity verification seamlessly integrated into online experiences can reduce friction for first-time buyers who are uninterested in opening accounts before completing their orders or for return customers who expect online purchases to be seamless and secure. A survey of 7,000 North American and European consumers indicated that 92 percent expect digital retail experiences to be fast, frictionless and secure, and 73 percent believe account creation or online transactions should happen instantly. Allowing users to identify themselves with their trusted biometrics not only foils the scammers, but it is also a more effortless and elegant user interface.

In the last year, both traditional and online retailers were driven by the COVID-19 pandemic to meet the surge in demand for online fulfilment. According to Digital Commerce360 estimates, consumers spent more than $860 billion online with U.S. merchants in 2020, up 44.0% year over year. That increase is purported to be the highest annual U.S. ecommerce growth in at least two decades, and is nearly triple the 15.1% increase in 2019 over 2018.

The sharing economy is expected to grow to $335 billion by 2025 (Statista, “Value of the sharing economy worldwide in 2014 and 2025” 2020). In the sharing economy where assets owned by members of a network can be temporarily accessed by other members of the network, collaborative trust between buyers and sellers is paramount. Identity verification is critical for security and adherence to regulatory requirements such as validating driving or criminal history, age verification, and credit history. Secure biometric identification ensures that service providers and consumers within the sharing economy are who they say they are, reduces friction and improves user experience in the process.

Healthcare

Since 2020, remote healthcare services have expanded exponentially - virtual urgent-care visits spiked by 683% between March and April 2020, while virtual, nonurgent care visits grew by an unprecedented 4,345%. (Journal of the American Medical Informatics Association “COVID-19 transforms health care through telemedicine: Evidence from the field” 2020).  ResearchAndMarkets predicts that the global telemedicine market will increase to a value of $144.2 billion by 2030, from $27.8 billion in 2019. (ResearchAndMarkets “Telemedicine Market Research Report to 2030”. 2020).

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

Medical identity theft has an annual economic impact of around $41 billion a year and the value of stolen medical information is 10 times the value of stolen credit cards. Identity thieves can use compromised medical records to acquire medical treatment, receive elective surgery, and even fill prescriptions using the victim’s personal details. In one study, 20 percent of victims indicated they got the wrong diagnosis or treatment, or that their care was delayed because there was confusion about what was true in their records due to identity theft. In addition, because there are currently no regulatory consumer protections in place that limit the financial liabilities for medical identity fraud, the average out-of-pocket cost to victims is $13,500 (Medical Identity Fraud Alliance).

The FIDO Alliance – The Mission To Eliminate Passwords

The reliance on passwords has long been acknowledged as highly frustrating for users, costly for organizations to maintain and reset quickly, as well as one of the weakest security practices for user authentication. The reuse of the same passwords by individuals across multiple sites, the massive data breaches targeting user credentials, and widespread phishing efforts by hackers to entice users to ‘reveal’ passwords create security risks for every organization.

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

 Privacy Regulations (Ethical AI)

All business, governmental and other sectors of society are impacted by the need for organizations to comply with increasing data privacy and authentication regulations. The European Union has led the way with its General Data Protection Regulation, or GDPR, widely considered the gold standard of data privacy regulation, and other jurisdictions around the world are scrambling to catch up. The United States has been slow and has only limited regulation at the federal level, which applies only to specific industries such as the Health Insurance Portability and Accountability Act, or HIPAA. It is therefore falling to the States and local authorities to adopt data privacy requirements such as the California Consumer Privacy Act or CCP and Illinois’ Biometric Information Privacy Act or BIPA, which are being cloned by other jurisdictions. We believe that this growing trend will impose an urgency on organizations of all descriptions to improve their data security and privacy processes, and we believe that biometric identity verification will be a key part of the solution.

We are dedicated to developing advanced methods of protecting consumer privacy and deploying ethical and socially responsible AI. authID is developing a culture that proactively encourages and rewards our employees for considering the ethical implications of our products. Our products are critical to onboarding consumers globally into the digital economy, while better securing their assets and privacy.

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

Our Solutions and Products

We have established our Identity as a Service Platform with internally developed software as well as acquired and licensed technology, which provide the following services: (1) biometric capture and matching (e.g. for faces, voices and fingerprints); (2) remote document collection and authentication; (3) multi-factor authentication and passwordless login; and (4) step-up verification for electronic transactions (e.g. for high value payment transactions).

VerifiedTM Identity as a Service (IDaaS) Platform Solutions

authID’s customers can leverage our Verified IDaaS Platform by using a simple API integration. The product suite includes a range of developer integration tools and documentation that help our customers and systems integrator partners easily configure their identity and transaction authentication solutions via integration to our secure RESTful API’s. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team can assist our customers and systems integrators to configure the API calls to our platform, and mobile biometric identity authentication services to meet a specific commercial, geographic or market need. We can thereby provide the next level of transaction security, control and certainty for everyday transactions. We also make certain services available without integration, using our CloudConnect integrations to identity access management (IAM) and financial services technology vendors. The Company has the following IDaaS platform capabilities:

●	VERIFIEDTM Our cloud-based multi-factor authentication solution, provides any bank, enterprise or government department a secure, convenient application for identity verification and transaction consent as part of any type of electronic transaction, for example when device-based authentication is not available or sufficient. Integration to the authID platform allows an enterprise to utilize biometric authentication solution that meets their needs to secure high-risk transactions with higher level of certainty. The authID APIs provide a simple and secure way to access our IDaaS Platform with a user experience that seamlessly integrates into our customers’ applications. Users can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication and consent.

●	PROOFTM establishes the trusted identity of users based on a variety of ground truth sources, including chip based electronic machine-readable travel documents (or eMRTDs), national IDs, driver’s licenses, as well as through direct verification by national registries and other international databases. Using government issued identity documents, Proof can evaluate the validity of the document and biometrically match the reference picture of the document with a live user’s selfie (or, a photograph that one has taken of oneself, typically using a smartphone). Proof ensures that the person presenting the identity is its legitimate owner and is physically present, thereby establishing trust that the enterprise is interacting with the true account owner. This product can eliminate the need for costly face-to-face, in-person ID checks and instead can provide a verified identity in seconds. In a world of increasing fraud and security threats, Proof offers our customers confidence in the identities of customers, employees or visitors. In 2021 an international bank and a Credit Union Platform in the US launched services with us to use Proof to securely onboard new retail customers.

●

AUTHENTIFIDTM delivers trusted FIDO2 strong authentication for device-based passwordless login and transaction authentication that is tied to a trusted identity. AuthentifID establishes a digital chain of trust between biometrically verified individuals, their accounts, and their devices. AuthentifID eliminates password vulnerabilities and stops phishing attacks to protect users and systems against account takeovers, sim swap attacks, and man-in-the-middle attacks. The service can reduce costs of expensive password resets and increase customer satisfaction by getting rid of often forgotten or detectable secret questions (knowledge-based authentication or KBA) or one-time passcodes (or OTP). AuthentifID leverages the digital chain of trust between the user’s proven identity and biometrics, thereby enabling seamless, self-service identity affirmation when a user adds, or replaces their device a more cost-effective solution that does not require live support desk assistance.

Using public-key cryptography united with “one-touch” biometrics and/or security keys, AuthentifID also enables convenient and secure compliance with European Union-wide PSD2 strong customer authentication requirements. AuthentifID enables consumers to use biometric authentication with any FIDO2 registered device and AuthentifID can help organizations comply with applicable privacy laws. In 2021 Hamilton Reserve Bank launched services with us to use AuthentifID in order to provide added security to users of its banking systems.

●	IDENTITY - PORTAL enables enterprises to get started with our identity products without any integration. The portal allows our enterprise customers to biometrically verify identity of their users or authenticate transactions with a biometric audit trail simply by initiating transactions from the Portal.

Other Identity Products

●	SEARCHTM Our biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms and includes an identity management system SEARCH has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

●	CARDSPLUS Secure plastic identity credentials and loyalty card products, currently being sold in Africa. Opportunities exist to expand the product offering.

Payment Processing

●	TRANXATM Multi-application payment gateway and switch that provides payment solutions for online retailers and physical merchant locations, currently being offered in Colombia. The Tranxa gateway platform operates in Colombia and powers the Company’s bill payment and money transmission services for customers of the Colombian Post Office 4/72.

●	An unattended kiosk application and backend management system, which when integrated with a transit ticketing system, facilitates fare collection and electronic ticketing for transit systems. The Company is currently discussing the termination of the lease with the lessee.

Growth Strategy

To achieve our goals of increasing our product penetration in the identity authentication market, the following plans comprise our growth strategy. authID intends to expand our focus on channel partners, by signing payment processors, system integrators and additional software suppliers. We are also working to augment our go-to-market model with a new self-service fulfilment model to enable our customers to directly purchase and integrate our identity software products. The Company also intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance our IDaaS platform, which are intended to allow us to achieve our growth goals.

Channel Strategy

We intend to expand upon our channel strategy in order to bring our products to a broad market in an efficient and cost-effective way. We have signed and are pursuing channel partners that play a key role in their respective verticals, including become a member of the Temenos Marketplace, a digital technology provider for banks and the Auth0 Marketplace, a catalog of trusted technology integrations that extend the functionality of Auth0’s identity management platform. Our agreement with CU Next Gen provides integration to technology for credit unions in the United States. We are also pursuing additional strategic partners, including payment processors, system integrators and software suppliers.

These channel partners provide access to their wide-ranging enterprise customer portfolios, including new fintech disruptors, merchant services, ecommerce and sharing economy businesses, all of whom we believe could benefit from the use of our identity verification and authentication software products. By entering into agreements with such channel partners and leveraging their relationships, we believe we can expand our footprint much more rapidly and cost effectively, as compared to pursuing direct sales efforts with each customer. Moving forward, we intend to build a small, high-touch, strategic sales team to identify new use cases and drive expansion and standardization on authID within our partners’ customer portfolios.

Self-Service

We intend to enhance our sales model by enabling self-service options for our identity authentication products to efficiently reach the small and medium sized business segment in the United States as well as technology disruptors who require quick and easy use of our platform for authenticating their users. Our planned self-service offerings are intended to increase software developer and IT operator familiarity with our products and lead to quicker deployment of our products by our customers. Customers can then expand the use-cases of our services either through self-service deployment, or with the assistance of our customer success team. We also intend to expand our digital marketing efforts to drive prospective customers to the self-service portal, and therefore limit the need for extensive outbound sales efforts.

Innovation

As banking, fintech, traditional retailer, online e-tailers, and sharing economy providers continue to drive digital transformation across their channels, we aim to be at the forefront by developing new software products that leverage our platform and core competencies in biometric identity authentication. Our focus on innovation, is intended to add value to and retain our existing customers, as well as attract new customers. authID intends to build on its patent pending solutions by using machine learning to enhance the artificial intelligence capabilities of our IDaaS software and platform. We intend to build a team focused on artificial intelligence, employing leading data scientists and machine learning experts. Their mission will be to make the authID biometric authentication platform the fastest and most accurate in the market, and then to continually improve our platform to maintain our leading position.

Consumer frustration with passwords, along with phishing attacks, social engineering and data breaches have driven the need to eliminate passwords and accelerate adoption of multifactor security across all channels. Today there are more than 5 billion smartphones, laptops and tablets around the world that can be used as secure authentication devices to access online services and authorize transactions. These trends are driving the need for a simple, secure, and fast way to manage device registration and deregistration. By combining our patent pending methods for single message authentication, authorization, and audit, and for device registration through strong identity verification, authID has created an Identity Recovery (IDR) software product that puts device management in the control of the account owner. By eliminating the need for users to contact a support center, this product helps our enterprise customers reduce their systems and personnel costs for supporting users attempting to recover their identity or register a new device for authentication.

We have an agreement with LoginID, under which we have jointly developed a FIDO2 compliant strong authentication solution, which we offer as AuthentifID. The AuthentifID service is intended to address the growing demand across all verticals for eliminating the security risks, operational costs, and consumer dissatisfaction with passwords. We also became a member of the FIDO Alliance, the leading international organization comprising global leaders in technology that help establish best practices for FIDO authentication deployment. FIDO compliant solutions eliminate passwords by using the combination of biometric verification and device authentication via cryptographic security, thereby speeding up and securing user login. By combining our core technologies, we have enhanced our IDaaS platform to offer device-based multi-factor identity software to complement our biometric multi-factor authentication product in order to support secure login as well as a broader set of electronic transactions.

In November 2021, the Company received a US patent for Systems and Methods Using a Primary Account Number to Represent Identity Attributes (the ’777 Patent”). The ’777 Patent is for a method that enables various attributes of the individual, to be securely linked to a Primary Account Number (PAN) to authenticate the user’s identity. The PAN of a user may then be used for identifying a user, without any sensitive data being released, as well as used to provide access, such as accessing a bank account, or other payment method of the user. The PAN has become the most ubiquitous way of processing credit card and other payment transactions, which can be sent over established communications networks between banks and merchants anywhere in the world. Using this invention, identity authentication transactions can be authorized via the individual’s biometrics, such as the user’s unique facial features and routed over the same networks in the same way as payment transactions.

In February 2022, the Company received a Notice of Allowance for its US patent application “A Method and System for Transaction Authorization Based on a Parallel Autonomous Channel Multi-User and Multi-Factor Authentication”. The patent protects a core component of authID’s intellectual property relating to its Verified identity verification platform. The patent comprises a method that enables an account holder to authorize a transaction, and at the same time a third-party identity verifier (such as authID) to validate the identity of the account holder, for example through a personal code or biometrics, and confirm the account holder’s consent for the transaction. By orchestrating authentication transactions, authID.ai’s method combines explicit consent for the transaction with identity verification, and creates a permanent record of both, for all parties, secured with a unique digital signature.

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

Marketing and Sales

The Company will primarily target these market segments: 1) fintech and other disrupters of traditional commerce, 2) businesses requiring zero-trust authentication for their workforce and 3) Fortune 1000 enterprises via channel and OEM partnerships established with some of the largest identity access management providers (IAM), risk engines, payment providers, and adjacent software providers. To serve these segments, we have begun to offer turn-key solutions via authID’s CloudConnect program, supporting industry leading IAM, banking and ecommerce platforms to allow our software to be easily deployed with low-code or even no-code implementations.

Our branding and messaging will focus on the fact that all three segments understand the critical requirement to recognize the customer instantly without friction. The Company’s marketing will emphasize the high return on investment that any businesses selling to consumers can achieve if they replace password models with biometric authentication software. We intend to draw prospects to authID by our ability to empower them to fight synthetic identities, account takeovers, phishing attacks while achieving their digital transformation goals. The contracts we seek will be of a recurring nature where we receive an annual fee for every active user (who logs into an application, changes their account profile, or attempts a high value transaction).

In order to achieve these goals and thereby drive sales and new revenue, the Company intends to build our sales and marketing team, expand our sales and marketing activities, as well as invest in innovative technologies.

Revenue Model

Identity Management Solutions and Products

The biometric software products are priced based on a multi-year licensing model which is driven by the number of enrollees in the system and the volume of authentications required (for example the number of times a consumer is required to present proof of identity). The Company provides its new IDaaS platform services based on a subscription model, with tiered fees per enrolled user Verified Workforce) or active user (Verified Consumer), comprising a periodic subscription and where applicable a per transaction fee. The Company’s CardsPlus plastic and credentials card products are sold at a per unit price which will vary based on the configuration of the features and functionality of the product, as well as the services provided. Additionally, the Company receives an annual maintenance fee for support for an identity product previously sold to one of its customers.

Payment Processing Solutions and Products

The electronic payment gateway services are volume priced on a per transaction or monthly minimum basis The pricing for the Company’s closed loop financial payment platform is based on a combination of transaction fee and a subscription model based on numbers of cardholders and merchants enrolled. The Company also earned leasing income from the rental of unattended kiosks but does not expect this revenue stream to continue in the future.

Competition

authID offers its Verified™ IDaaS platform allowing the Company to on-board customers who wish to deploy our services and solutions in order to know with biometric certainty who is engaging with them. authID’s solutions include the ability to verify the identity of a user, via remote identity proofing, then enable digital access, as well as transaction and device authentication, all digitally signed by the user’s identity. The Company’s platform utilizes commodity, consumer grade mobile devices for customer deployment with users engaging with the platform via a web-browser or corresponding Android or iOS smartphone app.

We also offer certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. We will need to consistently develop and improve our products in order to remain competitive.

The Company’s proprietary, patent pending Verified IDaaS platform allows our customers to establish trust in identity, authenticate and verify an identity without a password but with both device and biometric  certainty, and not with just a password or one-time pin code. authID.ai’s IDaaS platform has several identity verification and authentication products each facing different competitors and incumbent technologies we can replace.

For onboarding users, employees or customers remotely, Verified delivers seamless identity verification with quick, mobile identity document verification and facial biometric matching of a selfie to the identity credential photo with liveness confirmation. Our FIDO2 strong customer authentication and passwordless login product, leverages strong identity verification during device authenticator registration to create a digital chain of trust between biometrically verified individuals, their accounts, and their devices. Rooted to a trusted identity obtained during the identity verification and onboarding process, Verified’s biometric multi-factor authentication offers high-assurance, biometric, cloud-based, multi-factor authentication to secure high-risk transactions.

In reviewing the competitors that exist for the Company’s current and planned platform products relating to the three main elements of identity management: the establishing of identity, use of identity through device-based authentication, and use of identity through cloud-based biometric verification, the Company considers a number of factors. authID’s platform utilizes an Identity as a Service (IDaaS) approach which combines the three elements into a single fast, secure, and fully automated, platform. authID believes that this full stack platform approach is exceptional in that it offers documentary identity verification, FIDO device authentication, and cloud based, biometric, multi-factor verification covering digital account access and transaction confirmation use cases. The competitive landscape includes several companies that mainly address only one element, with some addressing multiple elements independently without a seamless integration between them.

In looking further at our competition, the Company does not consider providers which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for digital use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include Idemia, Thales, and Supercom. This is in contrast to authID’s IDaaS approach which is based on offering app and browser-based software products which are usable on mobile and desktop computing devices without additional hardware requirements.

To further breakdown the competitive landscape into companies that provide identity proofing we consider the following competitors: Jumio, Au10Tix, OnFido, Mitek, Trulioo, ID.me, Veriff, and Acuant. Companies that provide only a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. While authID will continue to offer Proofing (especially for SMBs that need a complete IDaaS solution) Proof is used once at enrollment, whereas our authentication service is used over and over in a recurring revenue model. In appropriate cases we may decide to cooperate with these entities and yield the one-time revenue to gain the recurring authentication revenue.

Another aspect of the competitive landscape is device-based authentication products using the FIDO standard. Companies that are believed to be competing with authID in this area are: HYPR, Strongkey, Daon, Trusona, Callsign, Duo and Transmit Security.

authID believes that the simplicity and elegance of simply looking at your phone to “trust your selfie” should compete well against these incumbents, and offer a more ubiquitous, cost-effective solution without dedicated hardware.

Finally, looking at the competitive landscape for cloud-based biometric identity verification applications the companies that are believed to be competing with authID in this area are Jumio, Aware, Acuant, Au10Tix, NEC, and Idemia.

There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems. For example, Stripe announced in June 2021 that they are entering the proofing market, but it is not possible to say what impact that may have on competition.

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

Data protection legislation in various countries in which the Company does business (including Colombia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states, such as New York are considering additional regulations. Specifically, several states are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action law suits. These regulations could have a significant impact on our businesses.

Human Capital - Employees and Organization

The Company is dedicated to offering an exciting career to the best and brightest technical talent around the globe. As of December 31, 2021, the Company had a total of approximately 60 employees who are located in four countries: Colombia, South Africa, the United Kingdom and the United States as well as outsourced service providers. There are approximately 20 employees in the United States who provide overall Company strategic, business and technological leadership. Employees in the U.S. receive health benefits on a cost-sharing basis and employees in Colombia and South Africa are provided the respective Government required benefits. The Company plans to expand its presence in the United States building a team experienced in artificial intelligence and biometric authentication technologies and hiring experienced sales and marketing talent in key target markets in the United States. Additionally, the Company may enhance or offer additional fringe and welfare benefits in the future as the Company secures additional financing.

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

We have an accumulated deficit of approximately $115.9 million as of December 31, 2021 and incurred an operating loss of approximately $18,1 million for the year ended December 31, 2021. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2022. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $8.8 million and approximately $4.7 million for the years ended December 31, 2021 and 2020, respectively. We anticipate that we will continue to have negative cash flows from operating activities through at least late 2023 we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $11.1 million and $8.2 million in 2021 and 2020, respectively, through equity and debt financing at varying terms. In order to implement and grow our operations through December 31, 2023, and achieve an expected annual revenue stream from our products we expect that we will need to raise between $17.5 and $22.5 million dollars. There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have been an emerging growth company since beginning operations. As an emerging growth company, we may take advantage of reduced reporting requirements that are otherwise applicable to public companies.  We may take advantage of these provisions until December 31, 2023. However, if certain events occur prior to such date, including if we are deemed a “large accelerated filer” under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we may cease to be an emerging growth company prior to such date. We have a limited operating history and have generated limited revenue. As we look to further expand our existing products it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

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

Our success depends on the continuing services of Thomas L. Thimot, CEO, and Cecil N. Smith III, President and Chief Technology Officer, as well as certain other members of the current management team. Our executive team are incentivized by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, engineering employees or third-party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

The market for our identity management products and payment processing services is characterized by evolving technologies, changing industry standards, changing political and regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

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

If our technology and solutions cease to be adopted and used by governmental and public and private organizations, we may lose some of our existing customers and our operations will be negatively affected.

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

In order for us to achieve our growth objectives, our identity management technologies and solutions must be adapted to and adopted in a variety of areas including, among others, computer and online systems access control, physical access control, biometric fingerprint matching and identity card issuance and verification.

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

Furthermore, governmental programs can experience delays or cancellation of funding and suspension of appropriations has occurred, for example the partial United States government shutdown in 2018/19, which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

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

In addition, the emergence of the coronavirus disease (COVID-19) could impact any or all of the third party providers and suppliers on whom we rely. While the continuing impact of this disease in the United States and worldwide is still unknown, any disruption of such providers and suppliers caused by this disease could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We have historically depended upon a small number of large system sales ranging from $50,000 to $1,500,000 and we may fail to achieve one or more large system sales in the future, or fail to successfully transition to new products generating recurring revenues.

Historically, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price from $50,000 to $1,500,000. If we fail to receive orders for these large systems in a given sales cycle on a consistent basis, our business could be significantly harmed. We are trying to reduce such dependence by developing a range of products and solutions, which are in a lower price range and intended to generate recurring revenue from a large number of customers. We have invested heavily in developing and launching such products but there is no guarantee that such efforts will be successful and that a satisfactory return on such investment will be achieved. Further, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, large system sales will occur in a given year, nor when (if at all), or at what rate the ramp in sales of new products will occur. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

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

Most of our revenues to date are attributable to sales and business operations in jurisdictions other than the United States. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;

●	export duties and tariffs;

●	export regulations or restrictions including sanctions;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles;

●	increased collection risks; and

●	impact of the Coronavirus or other pandemics;

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

It is possible that countries in which we do or intend to do business, or companies and their principals become subject to sanctions under U.S. law. This would prevent us from doing business with those countries or with those entities or individuals. We could be exposed to fines and penalties in the event of breach any applicable sanctions legislation or orders. In addition, we might be required to suspend or terminate existing contracts in order to comply with such sanctions legislation or orders, which would adversely impact our future revenues and cash flows.

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

Breaches of network or information technology security, presentation attacks, natural disasters or terrorist attacks could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, presentation attacks to biometric data capture systems, malware, computer viruses and other means of unauthorized access. While we regularly review our security policies, protocols, controls and systems to determine their effectiveness for detection and prevention of such attacks, and to make improvements and fix any known vulnerabilities where necessary, new means and methods for such attacks are constantly being developed by bad actors and we may not become aware of such new attacks or vulnerabilities prior to being subject to such an attack. There is no guarantee that we can prevent all such attacks, even if we become aware of their potential. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents that we are aware of which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

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

Most recently, we have considered the impact of the coronavirus pandemic (COVID-19) on our overall operations. The continuing impact of this disease in the United States and worldwide are unknown, and the widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of the disease, is among other things, impacting the ability of our employees, sub-contractors, or our customers’ employees and sub-contractors to attend places of work, to meet with potential customers, or undertake implementations at our customer’s locations. In addition, the disease could lead to disruptions in our supply chain, causing shortages or unavailability of software updates, or necessary equipment. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

War in the Ukraine may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

The war in the Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support from that region. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, South Africa and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt  our ability to work with certain contractors The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand the threat of increased cyber-attacks from Russia and other countries may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our success depends in part on our ability to protect our core technology and intellectual property. To date, we have relied primarily on a combination of patents, patent applications, trade secret and copyright laws, as well as nondisclosure and other contractual restrictions on copying, reverse engineering and distribution to protect our proprietary technology. There can be no assurance that any of our patent applications will result in the issuance of a patent or that the examination process will not require us to narrow our claims in any application. In addition, any patents may be contested, circumvented, found unenforceable or invalid and we may not be able to prevent third parties from infringing on them.

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

Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors and the holders of at least 5% of the outstanding shares of the Company currently beneficially own approximately 25.8% of our outstanding Common Stock, and 40.80% on a fully diluted basis assuming the exercise of both vested and unvested options and warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Common Stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition . Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

authID offers its Verified™ IDaaS platform allowing the Company to on-board customers who wish to deploy our services and solutions in order to know with biometric certainty who is engaging with them. authID’s solutions include the ability to verify the identity of a user, via remote identity proofing, then enable digital access, as well as transaction and device authentication, all digitally signed by the user’s identity. The Company’s platform utilizes commodity, consumer grade mobile devices for customer deployment with users engaging with the platform via a web-browser or corresponding Android or iOS smartphone app.

We also offer certain payment processing solutions and smart card products manufacturing and printing. The industry sectors in which these products compete are characterized by rapid change and new entrants. We will need to consistently develop and improve our products in order to remain competitive.

The Company’s proprietary, patent pending Verified IDaaS platform allows our customers to establish trust in identity, authenticate and verify an identity without a password but with both device and biometric  certainty, and not with just a password or one-time pin code. authID.ai’s IDaaS platform has several identity verification and authentication products each facing different competitors and incumbent technologies we can replace.

For onboarding users, employees or customers remotely, Verified delivers seamless identity verification with quick, mobile identity document verification and facial biometric matching of a selfie to the identity credential photo with liveness confirmation. Our FIDO2 strong customer authentication and passwordless login product, leverages strong identity verification during device authenticator registration to create a digital chain of trust between biometrically verified individuals, their accounts, and their devices. Rooted to a trusted identity obtained during the identity verification and onboarding process, Verified’s biometric multi-factor authentication offers high-assurance, biometric, cloud-based, multi-factor authentication to secure high-risk transactions.

In reviewing the competitors that exist for the Company’s current and planned platform products relating to the three main elements of identity management: the establishing of identity, use of identity through device-based authentication, and use of identity through cloud-based biometric verification, the Company considers a number of factors. authID’s platform utilizes an Identity as a Service (IDaaS) approach which combines the three elements into a single fast, secure, and fully automated, platform. authID believes that this full stack platform approach is exceptional in that it offers documentary identity verification, FIDO device authentication, and cloud based, biometric, multi-factor verification covering digital account access and transaction confirmation use cases. The competitive landscape includes several companies that mainly address only one element, with some addressing multiple elements independently without a seamless integration between them.

In looking further at our competition, the Company does not consider providers which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for digital use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include Idemia, Thales, and Supercom. This is in contrast to authID’s IDaaS approach which is based on offering app and browser-based software products which are usable on mobile and desktop computing devices without additional hardware requirements.

To further breakdown the competitive landscape into companies that provide identity proofing we consider the following competitors: Jumio, Au10Tix, OnFido, Mitek, Trulioo, ID.me, Veriff, and Acuant. Companies that provide only a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. While authID will continue to offer Proofing (especially for SMBs that need a complete IDaaS solution) Proof is used once at enrollment, whereas our authentication service is used over and over in a recurring revenue model. In appropriate cases we may decide to cooperate with these entities and yield the one-time revenue to gain the recurring authentication revenue.

Another aspect of the competitive landscape is device-based authentication products using the FIDO standard. Companies that are believed to be competing with authID in this area are: HYPR, Strongkey, Daon, Trusona, Callsign, Duo and Transmit Security.

authID believes that the simplicity and elegance of simply looking at your phone to “trust your selfie” should compete well against these incumbents, and offer a more ubiquitous, cost-effective solution without dedicated hardware.

Finally, looking at the competitive landscape for cloud-based biometric identity verification applications the companies that are believed to be competing with authID in this area are Jumio, Aware, Acuant, Au10Tix, NEC, and Idemia.

There are new entrants into each of these markets continually. Each competitor may have a different offering or approach to solve similar problems, which overlap with those of the Company. Some competitors also include manufacturers who provide systems, or platform solutions to third party operators and, therefore, do not directly compete with the Company, which operates its own systems. For example, Stripe announced in June 2021 that they are entering the proofing market, but it is not possible to say what impact that may have on competition.

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

Some states in the United States have adopted legislation governing the collection, use of, and storage of biometric information and other states are considering such legislation. Specifically, several states are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action lawsuits. The widespread adoption of such legislation could result in restrictions on our current or proposed business activities, or we may incur increased costs to comply with such regulations. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states, such as New York are considering additional regulations. These regulations could have a significant impact on our businesses.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act. We are also subject to the corporate governance and other listing rules of the Nasdaq Stock Market. Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

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

Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of ours to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation, or the bylaws; and (iv) any action asserting a claim governed by the internal affairs doctrine (the “Delaware Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision.

Section 27 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the Delaware Forum Provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

We recognize that the Delaware Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware. Additionally, the Delaware Forum Provision may limit our stockholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

In addition, we are eligible to delay the adoption of new or revised accounting standards applicable to public companies until those standards apply to private companies, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company has adopted and will be adopting all standards as they become effective for public companies.

We also take advantage of reduced disclosure requirements, including regarding executive compensation. If we remain an “emerging growth company” in the future, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these provisions until December 31, 2023. However, if certain events occur prior to such date, including if we are deemed a “large accelerated filer” under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we may cease to be an emerging growth company prior to such date.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Common Stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may decline and/or become more volatile.

There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

We cannot assure you that we will be able to comply with the continuing listing requirements that we are required to meet in order to maintain a listing of our Common Stock on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum stockholder’s equity requirement, the Nasdaq Capital Market may take steps to de-list our Common Stock. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair our stockholders’ ability to sell or purchase our Common Stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our shares, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analysts who may cover us were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended December, 2021, the closing price of our common stock ranged from $0.90 to $17.33. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on the price of our stock, many of which we cannot control, include but are not limited to:

●	our announcements or our competitors’ announcements of technological innovations;

●	quarterly variations in operating results;

●	changes in our product pricing policies or those of our competitors;

●	claims of infringement of intellectual property rights or other litigation;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in our growth rate or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	changes in financial markets or general economic conditions;

●	sales of stock by us or members of our management team or Board; and

●	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally

We do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, investors should not rely on an investment in our Common Stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiary, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Headquarters are located in Long Beach, New York at a monthly rental of $2,500. The agreement is month to month and can be terminated on 30 days notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO, former Board of Director and his family.

The Company leased an office location in Bogota, Colombia with a base rent of approximately $8,500 per month which was adjusted for inflation when compared to the original lease date in 2017. In April 2021, MultiPay entered into a six-month lease for a monthly rental of approximately $1,375 which terminated in September 2021. In October 2021, MultiPay entered into a one-year-lease for approximately $2,900 per month.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022, and the approximate monthly rent is $8,000.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTCQB (ticker symbol: IDTY & IDTYD) through August 23, 2021 and thereafter on the Nasdaq Market (ticker symbol AUID) for each quarter for the years ended December 31, 2021 and 2020 were as follows:

Quarter Ended	High	Low
March 31, 2020	$3.00	$0.60
June 30, 2020	$3.90	$1.20
September 30, 2020	$4.80	$2.40
December 31, 2020	$5.40	$2.40
March 31, 2021	$9.15	$4.38
June 30, 2021	$12.50	$6.90
September 30, 2021	$13.34	$6.81
December 31, 2021	$17.34	$11.50

Holders of our Common Stock

As of March 16, 2022, there were approximately 180 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2021

Plan	Number of securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available issuance under equity compensation plans (excluding) securities reflected in first column)

Equity compensation plans approved by security holders - 2014 Equity Compensation Plan	833,333	$13.50	-

Equity compensation plans approved by security holders - 2017 Equity Compensation Plan	3,886,892	4.91	-

Equity compensation plans approved by security holders - 2021 Equity Incentive Plan	51,190	13.28	1,794,638

Equity Compensation plans or arrangements not approved by security holders	4,139,579	6.43	-
	8,910,994	$6.48	1,794,638

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan, the 2017 Incentive Stock Plan and the 2021 Equity Incentive Plan. The Company has no other equity incentive plans in effect as of December 31, 2021.

On November 21, 2014, our Board of Directors authorized the Ipsidy Inc. Equity Compensation Plan (the “2014 Plan”). On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). On December 29, 2021 the shareholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”). The following is a summary of principal features of the 2014 Plan, the 2017 Incentive Plan and the 2021 Plan. The summaries, however, does not purport to be a complete description of all the provisions of each plan.

The 2014 Plan authorized Awards (as defined below) over 833,333 shares of common stock, the 2017 Incentive Plan authorized Awards over 4,833,333 shares of common stock and the 2021 Plan authorizes Awards over 1,250,000 shares as well as (a) the balance of the shares which were not allocated to awards under the 2017 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. No further awards may be made under the 2014 Plan or the 2017 Incentive Plan. All plans are administered by the Compensation Committee. At the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 2,500,000 shares allocated to the 2017 Incentive Plan and at the Annual Meeting of Stockholders held on December 29, 2021, the stockholders approved the adoption of and allocation of 1,250,000 shares to the 2021 Plan.

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

Any option granted under any of the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The Plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each Plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated number of shares reserved under the Plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the Plan, there is no maximum or minimum number of shares as to which Award may be granted to any person.

The Company filed a Registration Statement on Form S-8 on November 12, 2021, with respect to the 2017 Incentive Plan and all outstanding Awards set forth in the above table. The Company filed a further Registration Statement on Form S-8 on February 1, 2022, with respect to the 2021 Plan.

Unregistered Sales of Equity Securities

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

Furthermore, the Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Stern Note for $662,000 has been extended through December 31, 2022 on the same terms and conditions.

In December 2019 the Company entered into Securities Purchase Agreements with several accredited investors (the “8% Note Investors”) providing for the sale by the Company to the Investors of 8% Convertible Notes in the aggregate amount of $428,000 (the “8% Notes”). As of February 14, 2020, the Company and the 8% Note Investors entered into an amendment agreement pursuant to which the principal and interest due under the 8% Notes remain due and payable on the same terms as existed in the 8% Notes prior to modification, save that the maturity was extended to the same maturity date as the 2020 Notes.

As of June 30, 2021, all of the remaining 8% Notes and the 2020 Notes and all but $662,000 of the principal amount of the Restated Stern Note, plus all accrued interest was converted into 1,138,346 shares of Common Stock, in accordance with their respective terms.

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Directors joined the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020. As part of their engagement, Mr. Kumnick was granted options to acquire 1,111,111 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman was granted options to acquire 555,556 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

During 2020, the Company granted 50,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman in connection with their compensation for service as Board Members. Additionally, an executive of the Company was granted 166,667 shares of Restricted Common Stock. The restricted stock vested during the year ended December 31, 2021, upon the achievement of the performance criteria.

On June 22, 2020, the Company entered into a Subscription Agreement with an accredited investor (the “June 2020 Accredited Investor”) pursuant to which the June 2020 Accredited Investor purchased 90,909 shares of common stock for $150,000.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $3.00 Warrants were exercised for cash at an exercise price of $2.10 per share. In addition, the holders that exercised the $3.00 Warrants received a $4.50 Warrant for every four $3.00 Warrants exercised. As a result, the Company issued 333,611 shares of common stock and 83,403 $4.50 Warrants in consideration of $700,583. Included in those figures are (a) the exercise of $3.00 Warrants by Mr. Theodore Stern, a director of the Company, resulting in the issuance of 333,333 shares of common stock and 8,333 $4.50 Warrants in consideration of $70,000; and (b) the exercise of $3.00 Warrants by Varana Capital Focused, LP (“VCFLP”), resulting in the issuance of 123,889 shares of common stock and 30,972 $4.50 Warrants, in consideration of $260,167. Mr. Philip Broenniman, a director, the President and COO of the Company is the investment manager of VCFLP.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.50 Warrants were exercised for cash. In addition, the holders that exercised the $1.50 Warrants received a $4.50 Warrant for every two $1.50 Warrants exercised. As a result, the Company issued 154,400 shares of common stock and 77,200 $4.50 Warrants, in consideration of $231,600. Separately, certain holders of the $1.50 Warrants to acquire 59,000 shares of common stock exercised on a cashless basis resulting in the issuance of 18,669 shares of common stock.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.80 Warrants were exercised for cash. In addition, the holders that exercised the $1.80 Warrants also received a $4.50 Warrant for every two $1.80 Warrants exercised. As a result, the Company issued 176,000 shares of common stock and 88,000 $4.50 Warrants in consideration of $316,800. Included in those figures is the exercise of $1.80 Warrants by Vista Associates, L.P., of which Mr. Herbert Selzer a director of the Company, is the General Partner, resulting in the issuance of 29,333 shares of common stock and 14,667 $4.50 Warrants, in consideration of $52,800.

On June 30, 2020, the Company also entered into a Subscription Agreement with VCFLP pursuant to which VCFLP agreed to purchase 23,810 shares of common stock in consideration of $50,000.

On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 1,747,833 shares of the Company’s common stock together with Warrants to acquire 873,917 shares of common stock for a term of five years at an exercise price of $4.50 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issued the broker-dealer a common stock purchase warrant to acquire approximately 105,000 shares of common stock of the Company exercisable for a term of five years at an exercise price of $4.50 per share.

During the year ended December 31, 2020, the Company issued approximately 57,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

During the year ended December 31, 2020, the Company issued approximately 106,000 shares of common stock to a third-party provider of services in lieu of cash compensation.

During the year ended December 31, 2021, the Company issued approximately 706,575 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, 75,636 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash and 32,950 shares of common stock pursuant to the conversion of convertible notes, other than the Notes converted as of June 30, 2021. (These figures exclude approximately 50,000 options exercised following the filing of the Company’s Registration Statement on Form S-8 on November 12, 2021)

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 6. Reserved.

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

Overview

Ipsidy Inc. dba authID.ai (together with its subsidiaries, the “Company”, “authID.ai”, “we” or “our”)  is a leading provider of secure, mobile, biometric identity verification software products delivered by an easy to integrate Identity as a Service (IDaaS) platform. Our mission is ultimately to eliminate all passwords and to be the preferred global platform for biometric identity authentication. Our vision is to enable every organization to “Recognise Your Customer” instantly, without friction or loss of privacy, powered by the most sophisticated biometric and artificial intelligence technologies.

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived through the Covid 19 since 2020. Identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers, benefits fraud - it seems like these words have entered our daily lexicon overnight. These are significant impediments to the operations and growth of any business or organization, and dealing with the risks and consequences of these criminal activities has created significant friction in both time, cost and lost opportunity. Consider all the outdated methods that organizations have implemented in order to prevent fraud. The requests to receive and enter one-time passwords, that can be easily hijacked. The vulnerable security questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks, with little added protection from fraud. Surely there is a better way to address these challenges? authID.ai believes there is.

authID.ai provides secure, facial biometric, identity verification, and strong customer authentication. We maintain a global, cloud-based IDaaS platform for our enterprise customers to enable their users to easily verify and authenticate their identity through a mobile device or desktop (with camera) of their choosing (without requiring dedicated hardware, or authentication apps). We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

Digital transformation across all market segments requires trusted identity. Our identity platform offers innovative solutions that are flexible, fast and easy to integrate and offer seamless user experiences. authID’s products help advance digital transformation efforts without the fear of identity fraud, while delivering frictionless user experiences. We believe that it is also essential that electronic transactions have an audit trail, proving that the identity of the individual was duly authenticated. Our platform provides biometric and multi-factor identity software, which are intended to establish, authenticate and verify identity across a wide range of use cases and electronic transactions.

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

Our management believes that some of the advantages of our IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products requiring cost-effective, secure, and configurable mobile solutions. Our target markets include banking, fintech and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance the platform, which are intended to allow us to achieve our goals. One of the principal intended areas of investment is to enhance and expand our use of artificial intelligence in proprietary software, that we believe will increase our value to enterprise customers and stockholders alike.

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

The Company also owns an entity in South Africa Cards Plus which manufactures secure plastic identity credentials and loyalty card products.

Ipsidy Inc. (formerly ID Global Solutions Corporation) (formerly IIM Global Corporation) (formerly Silverwood Acquisition Corporation) was incorporated on September 21, 2011, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In order to better align the branding of our Company with our future focus and goals on June 14, 2021, we changed our business name to “authID.ai”. Ipsidy has been in the developmental stage since inception.

The Company’s headquarters are in Long Beach, New York.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity verification and authentication markets, as well as expanding digital transformation efforts across a wide range of market segments. These trends include growing concerns over identity theft and fraud, in part resulting from the impact of the Coronavirus pandemic on the acceleration of digital transformation, for example online shopping and remote working; the growth in the sharing economy; and the increase in electronic payments and alternative money transfer solutions provided by both bank and non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction. Our results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

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

Going Concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) assuming the Company will continue as a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of December 31, 2021, the Company had an accumulated deficit of approximately $115.9 million. For the year ended December 31, 2021, the Company earned revenue of approximately $2.3 million, used $8.8 million to fund its operations, and incurred a net loss of approximately $17.7 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

As discussed in the subsequent event below, the Company has secured additional financing which provide adequate funding for its operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. The Company may need additional capital in the future but currently it believes it has the required funds to operate its business through a period no less than one year from the issuance date of the consolidated financial statements.

Subsequent Event

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and an initial conversion price of $3.70 per share. Also on March 21, 2022, the Company entered into a Facility Agreement the (“Facility Agreement") with Stephen J. Garchik, who is both a current shareholder of the Company and a Note Investor (“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement. Pursuant to the Facility Agreement, the Company agreed to pay Garchik a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID.ai’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock (the “Other Stock”) at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million before expenses. The Company expects to use the net proceeds from the Notes Private Placement, the PIPE and cash drawn under the Facility Agreement to fund operating expenses and for general working capital, fees and expenses. As of March 21, 2022 The Company has received approximately $11,659,000 and is expecting to receive another $625,000 in cash from the sale of the Convertible Notes and the PIPE.

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

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and /or variable fees generated that are earned on a usage fee based over time based on monthly user or transaction volumes or on a monthly flat fee rate. We allocate the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price.

All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from the identity services could include multiple performance obligations. A performance obligation under the revenue standard is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under the standard is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions may meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the standard accordingly to the revenue and expense derived from or related to each such service. During both 2021 and 2020, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

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

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. On December 31, 2021, the Company had an allowance for doubtful accounts of $7,500 and on December 31, 2020 no allowance for doubtful accounts was necessary.

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards

Inventories as of December 31, 2021 and December 31, 2020, consist solely of cards inventory. As of December 31, 2021 and December 31, 2020, the Company recorded an inventory valuation allowance of approximately $20,000 and $18,000, respectively, to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Other Assets – Software Development Costs

Other assets includes when applicable, costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2021, all assets have been placed into service. As of December 31, 2020, a portion of the software was still under development and had not been placed in service. Upon completion, the amounts were transferred to the appropriate asset category and expensed over their estimated useful lives. In 2021 and 2020, approximately $0 million and $0.4 million respectively of software development costs were placed into service and classified as internally developed software.

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

During the year ended December 31, 2021, the Company’s projection and assessment did not indicate that an impairment charge was required as its fair value was in excess of carrying value.

During the year ended December 31, 2020, the Company updated our projections associated with our reporting units and it indicated that the carrying value may not be recovered as revenue assumptions were not met. The goodwill impairment loss for the year ended December 31, 2020, was approximately $1.0 at one of its reporting units.

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

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2021, the Company determined that certain intangibles assets would not be recovered and an impairment expense of approximately $831,000 was recognized. During the year ended December 31, 2020, the Company impaired intangible assets of approximately $297,000 at one of the reporting units as the carrying amount was in excess its recoverable amount.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses to vendors contracted to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For both employee and non-employee awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. . Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment” (ASU 2017-04). The standard simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendments of ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with it carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. The Company adopted ASU 2017-04 for the calendar year ending December 31, 2021, the effective date for adoption. The adoption of this standard did not have a have a material impact on the Company’s financial statements.

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

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) and (6) certain other items management believes affect the comparability of operating results. Other items included the following:

●	Severance cost of $0.3 million in 2021 and $0.4 million in 2020

●	Impairment loss of $1.3 million in 2020

●	Gain on extinguishment of debt of $1.0 million in 2021 and loss of $1.0 million on extinguishment of debt in 2020.

●	Warrant inducement expense of $0.4 million in 2020.

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

Reconciliation of Net Loss to Adjusted EBITDA

	For the Year Ended
	December 31, 2021	December 31, 2020

Net loss	$(17,665,788)	$(11,298,558)

Add Back:

Interest expense – net	585,636	969,396
Debt extinguishment	(971,522)	985,842
Warrant exercise inducement expense	-	366,795
Other income, net	(25,406)	(69,563)
Severance cost	305,000	426,175
Depreciation and amortization	1,260,286	1,250,542
Taxes	21,024	36,323
Impairment loss	831,077	1,333,566
Stock compensation	6,702,797	823,564

Adjusted EBITDA (Non-GAAP)	$(8,956,896)	$(5,175,918)

The increase in Adjusted EBITDA loss in 2021 compared to 2020 is principally due to the investment in people, technology and marketing associated with the rebranding of the Company and the improvement of its core products as well as recording a reserve for $0.5 million at its Colombia operations principally for receivables.

Results of Operations and Financial Condition for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

For the year ended December 31, 2021 compared to the year ended December 31, 2020, the Company’s revenue increased to $2.3 million from $2.1 million, or $0.2 million. The increase in revenue for the year ended December 31, 2021 is principally due to the increase in revenue from 2020 at Cards Plus due to the impact of Covid-19 pandemic. 2021 Identity and Colombian revenue were on par with 2020, respectively.

Cost of sales

During the years ended December 31, 2021 and December 31, 2020, cost of sales was $0.7 million in both periods. Costs of sales as a percentage of revenue was slightly higher in the year ended December 31, 2021 compared to December 31, 2020 due to lower margin revenue at Cards Plus.

General and administrative

General and administrative expenses for the year ended December 31, 2021, increased by approximately $9.2 million compared to the same period in 2020 due to increased compensation, marketing and technology costs in addition to higher non-cash stock compensation charges. Stock compensation charges were $6.7 million in 2021 compared to $0.8 million in 2020. Additionally, the Company incurred higher expenses as it invested in people, technology and marketing as it rebranded the Company and continues to improve and focus its core products as well as recording a reserve for $0.5 million at its Colombia operations principally for receivables.

Research and development

During the year ended December 31, 2021, compared to the year ended December 31, 2020, research and development expenses increased by approximately $0.5 million as the Company focused resources on key product initiatives.

Impairment loss

During the year ended December 31, 2021, the Company recorded an impairment loss of approximately $831,000 related to a customer list and certain intellectual property from our 2016 acquisition due to the loss of the major customer as they decommissioned the product.

During the year ended December 31, 2020, the Company recorded a goodwill impairment loss of approximately $1.0 million, associated with goodwill at a reporting unit based in Africa. Additionally, in the year ended December 31, 2020, the Company recorded an impairment on intangible assets of approximately $0.3 million at a reporting unit in Latin America as the carrying value was in excess of its estimated recoverable value. As a result of the pandemic and its potential impact on future results, the Company updated its reporting unit projections and these indicated impairments for either goodwill or intangible assets were required as the carrying value may not be recovered as revenue assumptions and related revenue were revised downward. The fair value of the reporting unit was determined using discounted cash flow.

Depreciation and amortization

Depreciation and amortization expense was approximately the same during the year ended December 31, 2021, compared to December 31, 2020.

Interest Expense

Interest expense decreased during the year ended December 31, 2021 compared to the year ended December 31, 2020, as the Company received conversion notices from the majority of convertible noteholders in June 2021 and converted the majority of the Company’s outstanding indebtedness into common shares, thereby reducing its interest obligation.

Other Income (Expense)

During the year ended December 31, 2021, the Company recorded a gain on the extinguishment of debt for two Paycheck Protection Program loans as the Company met the applicable requirements.

During the year ended December 31, 2020, the Company recorded a charge of approximately $986,000 related to the amendment of a promissory note which was treated as an extinguishment of a note payable and a charge of $367,000 in connection with the inducement to certain warrant holders to exercise their outstanding warrants.

Ukraine

The war in the Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support us from that region. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, South Africa and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt  our ability to work with certain contractors The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand, the threat of increased cyber-attacks from Russia or other countries may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Covid-19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa operations has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered a lesser immediate impact as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers include Covid-19 considerations. Furthermore, working remotely can cause a delay in decision making and finalization of negotiations and agreements.

Liquidity and Capital Resources

As of December 31, 2021, current assets were $6.9 million and current liabilities outstanding amounted to $2.9 million which resulted in net working capital of $4.0 million.

Net cash used by operating activities was $8.8 million for the year ended December 31, 2021 compared to $4.7 million in 2020. Cash used in operations for 2021 and 2020 was the primarily result of funding the business operations as the Company invested in people, product and marketing as we are developing and expanding the business.

Net cash used in investing activities in 2021 and 2020 was approximately $0.1 million and $0.3 million as the Company invested in software development expenditures which were capitalized.

Net cash provided by financing activities for 2021 and 2020 was approximately $11.1 million and $8.2 million, which consisted primarily of the net proceeds from the sale of common stock and the exercise of stock options and warrants in 2021 and the sale of common stock, issuance of convertible notes payable and exercise of warrants in 2020.

In 2022, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities and technology deployment will require continued investment. We raised approximately $11.1 million and $8.2 million and in 2021 and 2020, respectively, through equity and debt financing at varying terms. In order to implement and grow our operations through December 31, 2023 and achieve an expected annual revenue stream from our products, we expect that we will need to raise between $17.5 million and $22.5 million dollars. There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Subsequent Event

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and an initial conversion price of $3.70 per share. Also on March 21, 2022, the Company entered into a Facility Agreement the (“Facility Agreement") with Stephen J. Garchik, who is both a current shareholder of the Company and a Note Investor (“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement. Pursuant to the Facility Agreement, the Company agreed to pay Garchik a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID.ai’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock (the “Other Stock”) at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million before expenses. The Company expects to use the net proceeds from the Notes Private Placement, the PIPE and cash drawn under the Facility Agreement to fund operating expenses and for general working capital, fees and expenses. As of March 21, 2022 The Company has received approximately $11,709,000 and is expecting to receive another $549,000 in cash from the sale of the Convertible Notes and the PIPE.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing in 2021 and 2020 from equity financing and convertible notes payable financing.

See Notes 5 and 6 of the Consolidated Financial Statements for additional information associated with the notes and convertible notes payable.

As of December 31, 2021, the Company has a convertible note payable outstanding for $662,000 that was due on February 28, 2022, which has been extended to December 31, 2022 by a mutual agreement between the convertible noteholder and the Company.

Additionally, the Company as of December 31, 2021, has an equipment loan outstanding and a capital lease obligation outstanding for $1,579 and $10,562, respectively, which will be paid in 2022.

Equity Financing

See Note 8 of the Consolidated Financial Statements for additional information associated with equity financing in 2021 and 2020.

2021 Common Stock Transactions

●	On August 26, 2021, the Company completed the Offering, pursuant to a Registration Statement on Form S-1, of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

●	During 2021, convertible notes totaling approximately $6.2 million and a portion of their accrued interest were converted at the option of the noteholders into approximately 1,171,000 shares of common stock of the Company.

●	During 2021, the Company issued approximately 756,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, and approximately 81,000 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash.

2020 Common Stock Transactions

●	In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors agreed to purchase 114,719 shares of common stock for $200,000.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $3.00 Warrants were exercised for cash at an exercise price of $2.10 per share. In addition, the holders that exercised the $3.00 Warrants received a $4.50 Warrant for every four $3.00 Warrants exercised. As a result, the Company issued 333,611 shares of common stock and 83,402 $4.50 warrants in consideration of $700,583.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.50 Warrants were exercised for cash. In addition, the holders that exercised the $0.05 Warrants receive a $4.50 Warrant for every two $1.50 Warrants exercised. As a result, the Company issued 154,400 shares of common stock and 77,200 $4.50 Warrants, in consideration of $231,600. Separately, certain holders of the $1.50 Warrants to acquire 59,000 shares of common stock exercised on a cashless basis resulting in the issuance of 560,659 shares of common stock.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.80 Warrants were exercised. In addition, the holders that exercised the $1.80 Warrants also received $4.50 Warrant for every two $0.06 Warrants exercised. As a result, the Company issued 176,000 shares of common stock and 88,000 $4.50 Warrants in consideration of $316,800.

●	On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase an aggregate of 1,747,833 shares of the Company’s common stock together with Warrants to acquire 873,917 shares of common stock for a term of five years at an exercise price of $4.50 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issued the broker-dealer a common stock purchase warrant to acquire approximately 105,000 shares of common stock of the Company exercisable for a term of five years at an exercise price of $4.50 per share.

●	During 2020, the Company issued approximately 57,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2021, the Company had the following contractual obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$1,579	$1,579	$-	$-	$-
Convertible notes payable	662,000	662,000	-	-	-
Operating leases	70,395	70,395	-	-	-
Financing leases	10,562	10,562
Former executive agreement	275,583	275,583	-	-	-
	$1,020,119	$1,020,119	$-	$-	$-

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCOAB ID 00677), are set forth on pages F-1 through F-32 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. During 2021, the Company revised their quarterly and annual financial reporting and closing procedures to remediate previously reported control deficiency.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Thomas L. Thimot	55	Director and Chief Executive Officer

Phillip L. Kumnick	55	Chairman of the Board of Directors

Cecil N. Smith III (Tripp)	42	President and Chief Technology Officer

Stuart P. Stoller	66	Chief Financial Officer

Philip R. Broenniman	56	Director

Michael A. Gorriz (2)(3)	62	Director

Michael L. Koehneman* (1)(2)	61	Director

Neepa Patel*(1)(2)	38	Director

Jacqueline L. White* (1)(3)	57	Director

*	denotes Committee Chair

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

Thomas L. Thimot

Mr. Thimot was appointed as Chief Executive Officer and as a Director of our company on June 14, 2021. From 2018 through November 2020, Mr. Thimot served as Chief Executive Officer and Director of Socure, Inc., a leading provider of identity verification and fraud risk solutions. Prior to joining Socure, from September 2015 to October, 2018, Mr. Thimot served as CEO and Director of Clarity Insights a privately held provider of data science consulting acquired by Accenture plc. where he was responsible for all operational aspects of the business. Prior to Clarity Insights, Mr. Thimot served as the Vice President of Cognizant Technology Solutions (Nasdaq: CTSH), a consulting firm and emerging business accelerator where he was responsible for all emerging services related to social, mobile, data analytics and cloud. Prior to 2015, Mr. Thimot held various roles and founded various businesses including his own consulting business, CaseCentral (an eDiscovery cloud-based software service now part of Oracle), Kazeon (a data and analytics software provider now part of Dell), GoRemote, Netegrity and Enigma. Mr. Thimot started his career with Oracle, Price Waterhouse and Accenture and received his BS Mechanical Engineering from Marquette University.

Phillip Kumnick

Phillip Kumnick serves as Chairman of the Board of Directors of the Company and has been a director of the Company since 2020. Mr. Kumnick was appointed as CEO in May 2020 and served in the capacity through June 2021. From 2010 to 2018, Mr. Kumnick was Senior Vice President Global Acquirer Processing at Visa, Inc., and was the executive in charge of leading and growing Visa’s acquirer and merchant processing services and omni-channel solutions on a global basis. Mr. Kumnick was also a key contributor to the design of the Secure Remote Commerce (SRC) standard now being rolled out by the card brands, which aims to provide a simple and secure card payment experience. SRC uses tokenization to protect consumers’ sensitive data and intelligent identity authentication to help distinguish legitimate cardholders from fraudsters. Mr. Kumnick was the product owner and developer of Visa’s critical entry into encryption and tokenization products and services for their acquiring partners for transactions at the physical point of sale. Prior to joining Visa, Mr. Kumnick was the leader of the Cards & Payments practice of Cap Gemini Consulting from October 2009 through June 2010. Prior to Cap Gemini Consulting. Mr. Kumnick was a Senior Vice President at TSYS Acquiring Solutions from 2001 to 2009, with responsibility for leading the Product Management team and expanding the Company’s portfolio of merchant and acquirer products. He was also a leader of key M&A activities, including business development and strategic investment in Europe, Latin America and Asia, and helped expand TSYS’ client footprint to over 70 countries. Mr. Kumnick started his payments career at MasterCard International where he worked from 1988 to 2000, in various capacities, rising to Vice President & Chief Settlement Officer – Global Settlement Operations. In that role he was responsible for the 7 x 24 x 365 mission critical clearing and payment operations of a $3.0 billion per day global EFT and treasury operation. Mr. Kumnick was a strategic subject matter expert and key contributor to the evolution of MasterCard’s global processing functions.  Mr. Kumnick has an MBA- Finance and a BS Finance from St. Louis University.

Tripp Smith

Mr. Cecil N. Smith III (“Tripp”) was appointed as President and Chief Technology Officer on June 14, 2021. Mr. Smith is a technologist and thought leader specializing in data, analytics and AI. His experience spans entrepreneurial ventures to Fortune 100 enterprises, centered around strategy, product engineering, sales, and building high performance data science and engineering teams. In 2011, Mr. Smith joined Clarity Insights, a RLH Equity and Salesforce Ventures-backed data consultancy with deep data science, artificial intelligence and machine learning expertise. There he worked with hyper scale technology companies ultimately rising to Chief Technology Officer. Mr. Smith led Clarity Insights to a $100MM+ ARR and an acquisition by Accenture AI in 2020. In 2020, Mr. Smith joined Socure Inc., a leading provider of identity verification and fraud risk solutions, as an advisor supporting Product, Technology, Marketing, and Sales functions. Mr. Smith previously held technical leadership roles at Hewlett Packard and the Advisory Board Company and is a graduate of the University of North Carolina at Chapel Hill.

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

Philip R. Broenniman

Philip Broenniman was appointed a director of the Company in March 2020 and served as the President and Chief Operating Officer from May 2020-June 2021. Since 2011, Mr. Broenniman has been Managing Partner and Portfolio Manager for Varana Capital, LLC (“VCLLC”), an investment firm he co-founded in 2011. As part of the VCLLC investment strategy of cooperative engagement, Mr. Broenniman sits on or advises the Board of multiple public/private companies, working with each on strategic planning, operational dynamics, and balance sheet needs/restructuring. Prior to co-founding Varana Capital in 2011, he held the positions of Principal and Portfolio Manager at Visium Asset Management, LP; Managing Partner and Portfolio Manager at Cadence Investment Partners, LLC; and Investment Analyst with the Bass Family Office in Fort Worth, TX. He began his career at Salomon Brothers Inc. trading fixed-income futures and options. Mr. Broenniman earned a BS in Computer Science from Duke University in 1987, an MBA from the Darden School at the University of Virginia in 1993 and the Chartered Financial Analyst (CFA) designation in 2000.

Michael A. Gorriz

Dr. Gorriz joined our company as a director on June 9, 2021. Dr. Gorriz was the Chief Information Officer and a member of the management team of Standard Chartered Bank, Singapore from 2015 through 2021. He also served Non-Executive Director of the Standard Charted Bank Hong Kong Board and the mox HK Board. Prior to that he served as Chief Information Officer at Daimler AG from 2007. Dr. Gorriz attended the University of Konstanz, the University of Freiburg and obtained his Doctorate in Engineering from the University of Stuttgart.

 Michael L. Koehneman

Mr. Koehneman joined our company as a Director on June 9, 2021. Mr. Koehneman previously held various positions at Pricewaterhouse Coopers, a global accounting firm, through 2020, including the Global Advisory Chief Operating Officer and Human Capital Leader from 2016 through 2019, the U.S. Advisory Operations Leader from 2005 through 2016 responsible for the oversight of Advisory services for PwC, including business unit performance, finance, investments, human resources, acquisitions, and administration, and the Lead Engagement Partner for Financial Statement Audits and Internal Control and Security Reviews from 1993 through 2004 for several public and private company audits. Since 2020 he has also served as a director and member of the Audit Committee of Aspen Group, Inc.

Neepa Patel

Ms. Patel joined our company as a Director on November 15, 2021. Neepa Patel is the Founder and CEO of Them–s - a collaborative tech platform to help fintechs, banks and crypto companies create a strong governance, risk and compliance framework. Neepa has 15+ years of experience in various regulatory and compliance positions across the public and private sector. Prior to founding Themis in March 2020, she was the Head of Compliance for an enterprise blockchain company, R3 from 2016 through December 2019. Before that she had several risk and compliance positions at Deutsche Bank from 2014 to 2016 and at Morgan Stanley between 2011 and 2014. At Morgan Stanley, she helped develop a compliance framework for the newly formed banking entities, Morgan Stanley Bank and Morgan Stanley Private Bank post crisis. Neepa began her career as a Bank Examiner at the Office of the Comptroller of the Currency (OCC), where she worked from 2005 to 2011. Neepa attended Georgia Tech.

 Jacqueline L. White

Ms. White joined our company as a Director on June 9, 2021. Ms. White has been a leader in enterprise technology software and IT consulting for the past 25 years. Ms. White has held global positions at SAP, Oracle, and Accenture, always leading diverse, high performing organizations around the world. After leading the Banking & Capital Markets line of business of DXC Technology Co. (NYSE: DXC) as Senior Vice President and Practice Lead from September 2019 to January 2021, Ms. White recently joined in January 2021 the Executive Management Team of Temenos AG (Six: TEMN), a company specializing in enterprise software for banks and financial services, as the President of the Americas Region. From January 2018 through September 2019, Ms. White served as the Chief Revenue Officer of Saltstack, a VM Ware Company, and from January 2015 through January 2018 as Global Senior Vice President Global FSI Consulting for SAP (NYSE: SAP). Prior to joining SAP, Ms. White held various positions with Accenture Services Pvt. Ltd., Oracle, BearingPoint and Novell. Ms. White was named by Utah Business Magazine as “Top Executives to Watch” in July 2020. Ms. White received a BA in Comparative Literature from Brigham Young University and a Leadership Certificate from Boston University.

Board & Committees

Board meetings during calendar year ended 2021

During 2021, the Board of Directors held nine meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Board has not designated a member as the “audit committee financial expert” as defined by the SEC, which is not required at this time. During 2021, the Audit Committee held five meetings.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2021, the Compensation Committee held three meetings and also approved certain actions by unanimous written consent.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2021, the Governance Committee held two meetings.

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

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

To our knowledge, none of our directors and executive officers has at any time been subject to any proceedings:

●	that were initiated by any regulatory, civil or criminal agency

●	in which claims alleging fraud were asserted and seeking damages in excess of $100,000

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) that applies to all directors and officers, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Code of Ethics describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. As adopted, the Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote, among other things:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2021 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

Name and	Year	Salary ($)	Bonus ($)	Stock Awards (S)	Option Awards (S)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Phillip Kumnick	2021	65,939	-	127,500	2,201,498	-	-	2,394,937
Chairman of the Board, Former CEO and President (1)	2020	85,813	-	-	287,481	-	-	373,394

Thomas Thimot	2021	168,542	-	-	5,272,000	75,000	-	5,515,542
CEO (2)	2020	-	-	-	-	-	-	-

Philip Beck	2021	-	-	-	-	-	-	-
Former Chairman of the Board and Chief Executive Officer (3)	2020	138,889	-	-	-	-	308,104	446,993

Cecil Smith III	2021	140,073	50,000	-	2,636,000	75,000	-	2,901,073
President and CTO (4)	2020	-	-	-	-	-	-	-

Thomas Szoke	2021	252,083	-	-	138,000	206,250	305,000	901,333
Chief Solutions Architect and Former Director (5)	2020	275,000	-	-	-	-	-	275,000

Stuart Stoller	2021	237,500	-	500,000	414,000	393,750	-	1,545,250
CFO (6)	2020	237,500	-	-	127,500	-	-	365,000

(1)	Mr. Kumnick was hired as Chief Executive Officer on May 22, 2020 and as part of his compensation package was granted 1,111,111 stock options (“2020 Stock Options”) of which 20% vest at grant date and the balance vest subject to performance conditions. As of December 31, 2021, all of Mr. Kumnick’s 2020 Stock Options were vested and exercisable as the performance obligations were met in 2021 for the 2020 Stock Options. In December 2019, Mr. Kumnick was granted 100,000 stock options (66,667 vested) in connection with his appointment to the Board of Directors. In May 2021, Mr. Kumnick was granted an additional 583,333 stock options (“2021 Stock Options”) of which 9,018 were vested and vesting of the remainder of which is subject to performance conditions. In November 2021, Mr. Kumnick agreed to cancel 300,000 of the 2021 Stock Options. None of such 300,000 2021 Stock Options were vested and included in the Executive Compensation table is the grant date fair value of the remaining 2021 stock options net of the amount canceled. Additionally, in March 2020, Mr. Kumnick was granted 50,000 shares of restricted stock that vested in 2021 upon attainment of the performance conditions. The stock option and restricted stock aggregate grant date fair value in 2020 were approximately $1,268,000 and $127,500 respectively. The restricted stock award of $127,500 was earned and reported in 2021 as the performance conditions were met. Mr. Kumnick has not exercised or realized a gain on any of these options or realized a gain on the remaining stock award shares as of the date of this report. The amount reported in the executive compensation has been updated in 2020 to reflect the 2021 presentation. Furthermore, the bonus entitlement of $64,980 agreed to in 2020 lapsed upon Mr. Kumnick’s resignation as Chief Executive Officer in June 2021.

(2)	Mr. Thomas Thimot was hired as Chief Executive Officer on June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021, which was finally determined to be $75,000 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. The Compensation Committee approved a bonus of $75,000 for 2021 on January 25, 2022. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Mr. Thimot’s stock options was $5,272,000. Mr. Thimot has not exercised or realized a gain on his vested stock options as of the date of the submission of this report

(3)	Mr. Beck was hired on January 31, 2017 and as part of his compensation package was granted 500,000 stock options which vested 1/3 immediately effective January 31, 2017 with the balance over two years and 500,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds.

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 plus the cost of medical benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. During 2020, the Company paid Mr. Beck $287,500 plus his monthly medical insurance premiums. The remaining $87,500 was paid in February 2021. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 500,000 shares of restricted stock.

(4)	Mr. Smith was hired as President and CTO on June 14, 2021. Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021, which was finally determined to be $75,000. The Compensation Committee approved a bonus of $75,000 for 2021 on January 25, 2022. In addition, Mr. Smith received a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Mr. Smith’s stock options was $2,636,000. Mr. Smith has not exercised or realized a gain on his vested stock options as of the date of the submission of this report

(5)	Mr. Szoke was the Chief Solutions Architect and Former Director of the Company. Mr. Szoke retired in November 2021 and received an agreement to receive $305,000 over the ensuing year in lieu of his executive retention agreement. Additionally, the Company accelerated the vesting of the stock options granted in 2021. Mr. Szoke has not exercised or realized a gain on any of his vested stock options as of the date if the submission of this report.

(6)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 166,667 stock options which vest over three years and 166,667 shares of restricted stock which shares vest upon attainment of certain performance criteria. In October 2020 and May 2021, Mr. Stoller was granted 83,333 and 100,000 stock options which each vest over three years. The aggregate grant date fair value of the 2021 and 2020 stock options were $414,000 and $127,500. As of December 31, 2021, 194,445 of the stock options granted were vested and exercisable and the restricted stock (166,667 common shares) vested in 2021 as a result of satisfaction of the performance conditions. Mr. Stoller sold 95,000 shares of common stock in 2021 to pay the estimated income tax obligations resulting from the vesting of the restricted stock. Mr. Stoller has not exercised or realized a gain on the remaining stock award shares or vested stock options as of the date of the submission of this report.

Messrs. Thimot, Smith, and Stoller each are party to an Executive Retention Agreement to encourage the Executive to continue to devote the Executive’s full attention and dedication to the success of the Company, and to provide specification compensation and benefits to the Executive in the event of a Termination Upon Change of Control or certain other terminations pursuant to the terms of this Agreement. These agreements include payment of salary and other benefits for one year in addition to acceleration and vesting of certain stock compensation plans.

Pursuant to Mr. Szoke’s Executive Retention Agreement, he would earn additional compensation if certain performance targets were met. One of the Mr. Szoke’s performance target was met in 2021 and was paid an additional payment of approximately $206,000.

Pursuant to Mr. Stoller’s Executive Retention Agreement, he would earn additional compensation if certain performance targets were met. The performance target for Mr. Stoller was met in 2021 and was paid an additional payment of approximately $356,000. Additionally, Mr. Stoller will receive a discretionary bonus of $37,500 for 2021. No other incremental compensation targets for any executive were met in 2020. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion.

The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; The Company provides medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees cost. (See “Executive Agreements” below.)

Grant of Plan-Based Awards

During the calendar year ended December 31, 2021, the following grants were made to named executive officers:

●	The Company granted Mr. Thimot and Mr. Smith stock options to acquire 1,200,000 and 600,000 shares of common stock respectively upon their employment of which half of the options vest monthly over four years and the balance vest upon the achievement of certain market capitalization thresholds or performance conditions.

●

The Company granted Mr. Kumnick stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Kumnick agreed to cancel 300,000 of these stock options in consideration of removing certain service conditions.

●	In May 2021, Mr. Stoller was granted 100,000 stock options which vest over three years.

During the calendar year ended December 31, 2020, the following grants were made to the named executive officers.

●	Mr. Kumnick in connection with his employment agreement was granted 1,111,111 stock options of which 20% were vested at grant date and the balance vest subject to performance conditions. Mr. Kumnick was also granted 50,000 shares of restricted stock which shares vest upon attainment of certain performance thresholds.

●	In October 2020, Mr. Stoller was granted 83,333 stock options which vest over three years.

As previously described, in connection with their respective employment arrangements, Philip Beck and Stuart Stoller were awarded 500,000 and 166,667 common stock options in 2017. Additionally, Philip Beck and Stuart Stoller received 500,000 and 166,667 restricted common shares in 2017. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 500,000 shares of Unvested Restricted Stock

There were no other grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2021.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards
Executive Officer (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable ©	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)e	Option Expiration Date (f)

Phillip Kumnick	1,111,111	-	-	$2.10	5/22/2025
Phillip Kumnick	66,667	33,333	-	$1.65	12/10/2029
Phillip Kumnick (1)	-	-	283,333	$7.20	5/5/2031
Phillip Kumnick	9,018	-	-	$7.20	5/5/2031
	-	10,238	-	$15.16	12/28/2031

Thomas Thimot (1)	75,000	525,000	600,000	$7.80	6/14/2021

Tripp Smith (1)	37,500	262,500	300,000	$7.80	6/14/2021

Philip Beck	99,996	-	-	$1.50	8/12/2026
Philip Beck	500,000	-	-	$3.00	1/31/2027
Philip Beck	9,018	-	-	$7.20	5/5/2031

Stuart Stoller	166,667	-	-	$3.00	1/31/2027
Stuart Stoller	27,778	55,556	-	$2.78	10/6/2030
Stuart Stoller	-	100,000	-	$7.20	5/5/2031

Thomas Szoke	333,333	-	-	$13.50	9/25/2025
	33,333	-	-	$7.20	5/5/2031

(1)	The performance conditions for the following stock options for Phillip Kumnick 283,333 shares, Thomas Thimot 600,000 shares, and Tripp Smith 300,000 shares, have not been met as of December 31, 2021.

(2)	There were no outstanding unvested stock awards for the named executive officers as of December 31, 2021.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Phillip Kumnick (1)	-	-	50,000	785,500

Philip Beck (2)	433,335	3,588,995	-	-

Stuart Stoller (1)	-	-	166,667	2,618,339

(1)	The performance conditions of the restricted stock awards for Phillip Kumnick and Stuart Stoller were met in the year ended December 31, 2021.

(2)	The stock options exercised by Philip Beck were common stock options awarded for consulting services rendered prior to his employment (566,667 stock options) which became exercisable on January 31, 2017 upon his appointment as the Chief Executive Officer of the Company. The consulting services were provided by Parity Labs, LLC, a company principally owned by Mr. Beck and his family.

Compensation of Directors

In May 2021, the Board resolved to adopt a new compensation policy for non-management directors, comprising the following:

●	On appointment as a new director, each director shall receive a grant of options having a Black Scholes value of $270,000, subject to three-year vesting, one-third earned after each Annual Meeting. If the director does not serve for at least three years, then they will lose a proportionate part of the award.

●	After each Annual Meeting, commencing with the first Annual Meeting at which a director is re-elected to the Board, each director would receive a grant of options having a Black Scholes value of $90,000, subject to one year vesting (one twelfth earned each month). If the director does not serve the full year, then they will lose a proportionate part of the award.

During 2021, the Company recorded stock option expense for grants to the non-management directors for approximately $90,000 for each of Michael Gorriz, Michael Koehneman, Sanjay Puri, and Jacqueline White and $11,250 for Neepa Patel.

During 2021, the Company recorded stock option expense for Mr. Philip Broenniman of approximately $595,000 for his service as a Director and Executive Officer. Mr. Phillip Broenniman served as President of the Company through the middle of June 2021. The Company granted Mr. Broenniman stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Broenniman agreed to cancel 200,000 of these stock options in consideration of removing certain service conditions.

Previously, the non-employee Directors earned $72,000 per annum for Board membership, inclusive of all Board meeting and committee meeting attendance fees in the form of a stock grant and they earn an additional annual retainer for service on each committee of $5,000. The Company has recorded the expense associated with Board compensation but has not granted or paid fees since October 2020. Total Board compensation recorded in 2020 was approximately $349,000 of which $47,000 was the retainer for Board Committees and the balance of $302,000 was the retainer for service on the Board. Mr. Stern and Mr. Selzer each earned $15,000, Mr. Kumnick and Mr. Beck each earned $6,250, Mr. Broenniman earned $3,750 and Mr. Solomon $833.

The non-employee directors in 2020 were as follows:

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

On his appointment to the Board of Directors Mr. Kumnick received a grant of an option to purchase 100,000 shares of common stock vesting in equal parts over three years, or earlier in the event of a change of control of the Company (as defined in the option grant). In March 2020, the Company entered into a restricted stock purchase agreement with Phillip Kumnick, providing Mr. Kumnick with the right to acquire 50,000 shares of common stock at par value subject to the Vesting Criteria (as defined in the stock purchase agreement). On Philip Broenniman’s appointment, the Company entered into a restricted stock purchase agreement with him, providing Mr. Broenniman with the right to acquire 50,000 shares of common stock at par value subject to the Vesting Criteria. The Vesting Criteria were met in 2021 and as a result the Company recorded a restricted stock expense of $127,500 each for Mr. Phillip Kumnick and Mr. Philip Broenniman.

As of December 31, 2021, the Directors noted above, other than Mr. Kumnick have been granted approximately 1,428,000 stock options to acquire shares at a grant date fair value of approximately $4,495,000. Mr. Kumnick’s stock option information was presented previously in this report on Form 10-K.

Executive Employment Agreements

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

In June 2021, Mr. Kumnick and Broenniman resigned from their positions as Chief Executive Officer and President upon Mr. Thimot and Mr. Smith joining the Company. The terms of their employment arrangement are below.

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

Pursuant to the Offer Letter entered with Mr. Kumnick, Mr. Kumnick base salary since his engagement was $125,000 per annum and was increased to $187,500 per annum as of November 1, 2020. Subject to the Company achieving a revenue target of not less than $8,000,000 in a fiscal year (the “Revenue Target”), the base salary is to be increased to $250,000 per annum and to be again further reviewed by the Compensation Committee based on prevailing market conditions. Further, upon achieving the Revenue Target or a portion thereof or in the event of a change of control or involuntary termination, Mr. Kumnick will receive a bonus of up to $64,980 (which was subsequently canceled). Mr. Kumnick is also eligible to receive the usual benefits available to the executives of the Company.

Pursuant to the Offer Letter entered with Mr. Broenniman, Mr. Broenniman base salary since his engagement was $87,500 per annum and was increased to $131,250 per annum as of November 1, 2020. Subject to the Company achieving the Revenue Targets, the base salary is to be increased to $175,000 per annum and to be again further reviewed by the Compensation Committee based on prevailing market conditions. Further, upon achieving the Revenue Target or a portion thereof or in the event of a change of control or involuntary termination, Mr. Broenniman will receive a bonus of up to $45,833 (which was subsequently canceled). Mr. Broenniman is also eligible to receive the usual benefits available to the executives of the Company.

In May 2020, Mr. Kumnick was granted options to acquire 1,111,111 shares of common stock and Mr. Broenniman was granted options to acquire 555,555 shares of common stock. 20% of the options were vested at grant and the balance vest subject to performance conditions. All performance conditions were met in 2021.

On January 31, 2017, Mr. Beck and the Company entered an Executive Retention Agreement pursuant to which Mr. Beck agreed to serve as Chief Executive Officer and President in consideration of an annual salary of $350,000 of which $50,000 shall be deferred until the Company raises in the aggregate $15 million in debt and/or equity capital. The Company has agreed to provide a bonus of 75% of the base salary upon the Company timely filing its annual report on Form 10-K for the year ended December 31, 2017 and the Company raising gross proceeds of $15 million in debt and/or equity capital (“Milestone 1”) and a bonus of 150% of the base salary upon the Company achieving (i) any merger or sale of the Company or its assets, (ii) the Company achieving adjusted EBITDA of $10 million in a fiscal year, (iii) the Company achieving a listing on a national exchange and then or subsequently raising gross proceeds in the amount of $10 million or achieving a valuation of $125 million or (iv) the Company achieving $20 million of revenue on a trailing 12 months basis (“Milestone 2”). Mr. Beck met Milestone 1 in 2018.

The Company also granted Mr. Beck a Stock Option to acquire 500,000 shares of common stock of the Company at an exercise price of $0.10 per share for a period of ten years and the Company agreed to a Restricted Stock Purchase Agreement with Mr. Beck pursuant to which Mr. Beck purchased 500,000 shares of common stock at a per share price of $0.0001, which shares of common stock vest upon achieving Milestone 2. The Stock Options vest with respect to (i) one-third of the shares of common stock as of January 31, 2017 and (ii) in 24 equal monthly tranches commencing on the grant date.

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

The Company entered an Executive Retention Agreement with pursuant to which Stuart Stoller agreed to serve as Chief Financial Officer in consideration of an annual salary of $225,000. The Company has agreed to provide two different bonus levels upon the achievement of certain performance, financial and other milestones. The Company also granted Mr. Stoller a stock option to acquire 166,667 shares of common stock at an exercise price of $0.10 per share for a period of ten years. Further, Company has agreed to a Restricted Stock Purchase Agreement in which Mr. Stoller purchased an additional 166,667 shares at a per share price of $0.0001, which shares of common stock vest upon meeting certain performance, financial and other milestones. The Stock Options vest with respect to (i) one third of common stock upon the anniversary of the grant date and (ii) in 24 equal installments commencing on the one year anniversary of the grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of Ipsidy’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of March16, 2022, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers and Directors
Thomas L. Thimot	Director & CEO	208,926	(2)	0.9%
Phillip L. Kumnick	Director	1,311,634	(3)	5.3%
Philip R. Broenniman	Director	1,129,348	(4)	4.7%
Stuart P. Stoller	Chief Financial Officer	276,529	(5)	1.2%
Cecil N. Smith III (Tripp)	President and Chief Technology Officer	75,892	(6)	0.3%
Michael L. Koehneman	Director	26,246	(7)	0.1%
Michael A. Gorriz	Director	24,246	(8)	0.1%
Jacqueline L. White	Director	24,246	(8)	0.1%
Neepa Patel	Director	0	(9)	0.0
Total Officers and Directors		3,077,067		12.7%

5% Stockholders
Stephen J. Garchik	Stockholder	2,239,350	(10)	9.5%
Andras Vago	Stockholder	1,578,942	(11)	6.7%
ETF Managers Group, LLC	Stockholder	1,562,299	(12)	6.7%
Total 5% Stockholders		5,380,591		22.9%

Total Officers, Directors and 5% Stockholders		8,457,658		35.6%

(1)	Applicable percentage ownership is based on, 23,451,179 shares of common stock outstanding as of March 16, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2)	Includes 71,426 shares of common stock, and (ii) a stock option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share vesting over a four-year period and subject to certain performance vesting criteria, of which 137,500 shares will be vested as of May 15, 2022.

(3)	Includes (i) 121,425 shares of common stock, (ii) a stock option to acquire 100,000 shares of common stock at $1.65 per share vesting over a three year period, of which 66,667 will have vested as of May 15, 2022 (iii) a stock option to acquire 1,111,111 shares of common stock at $2.10 per share, (iv) a stock option to acquire 9,018, shares of common stock at $7.20 per share (v) a stock option to acquire 283,334, shares of common stock at $7.20 per share that vest upon meeting performance criteria. The performance criteria have not been met as of March 16, 2022; and (vi) a stock option to acquire 10,238 shares of common stock at $15.16 per share that vest on a monthly basis over 12 months from December 29, 2021.

(4)	Includes (i) 172,747 shares of common stock, (ii) a stock option to purchase 555,556 shares of common stock at a price of $2.10 per share, (iii) a stock option to purchase 5,411 shares of common stock at a price of $7.20, (iv) a stock option to purchase 383,334 shares of common stock at a price of $7.20 per share which vest upon meeting performance criteria. The performance criteria have not been met as of March 16, 2022 (v) common stock purchase warrants to acquire 11,667 shares of common stock at $4.95 per share and 8,750 shares of common stock at $2.64 per share, (vi) a stock option to acquire 10,238 shares of common stock at $15.16 per share that vest on a monthly basis over 12 months from December 29, 2021, (vii) 340,832 shares of common stock held by Varana Capital Focused L.P. (“VCFLP”) and a common stock purchase warrant to acquire 30,972 shares of common stock at $4.50 per share held by VCFLP. Mr. Broenniman is the Managing Partner of Varana Capital, LLC, which, in turn, is the investment manager of and has dispositive control over the shares held by VCFLP. By virtue of these relationships, in addition to the shares he holds personally, Mr. Broenniman may be deemed to beneficially own the shares held by VCFLP.

(5)	Includes (i) 82,084 shares of common stock (ii) a stock option to acquire 166,667 shares of common stock at $3.00 per share, (iii) a stock option to acquire 83,333 shares of common stock at a price of $2.775 per share which vest as to one-third on each of October 7, 2021, 2022 and 2023 and (v) a stock option to acquire 100,000 shares of common stock at an exercise price of $7.20 per share which vest as to one-third on each of May 4, 2022, 2023 and 2024 or earlier change of control.

(6)	Includes (i) 7,142 shares of common stock, and (ii) a stock option to acquire 600,000 shares of common stock at $7.80 per share vesting over a four year period and subject to meeting performance criteria, of which 68,750 will have vested as of May 15, 2022.

(7)	Includes (i) 1,000 shares of common stock, (ii) 1,000 shares of common stock held by Mrs. Koehneman, (iii) a stock option to acquire 62,500 shares of common stock at an exercise price of $7.80 per share, which vest over a three-year period after each Annual Meeting subject to continued service, of which 20,833 are vested, and (iv) a stock option to acquire 10,238 shares of common stock at $15.16 per share that vest on a monthly basis over 12 months from December 29, 2021

(8)	Includes (i) a stock option to acquire 62,500 shares of common stock at an exercise price of $7.80 per share, which vest over a three-year period after each Annual Meeting subject to continued service, of which 20,833 are vested, and (ii) a stock option to acquire 10,238 shares of common stock at $15.16 per share that vest on a monthly basis over 12 months from December 29, 2021.

(9)	Comprises a stock option to acquire 29,173 shares of common stock at an exercise price of $15.97 per share, which vest over a three-year period after each Annual Meeting subject to continued service, none of which will be vested as of May 15, 2022.

(10)	Includes (i) 1,769,541 shares of common stock held by Mr. Garchik personally, (ii) 78,175 shares of common stock held by Marla Garchik, Mr. Garchik’s wife, (iii) 166,667 shares of common stock held by the Garchik 2019 Irrevocable Trust (“2019 Trust”) of which Mr. Garchik is a trustee and beneficiary, (iv) 11,667 shares of common stock held by Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, (v) 89,306 shares of common stock held by the Marla Garchik 2020 Irrevocable Trust (the “2020 Trust”) of which Mr. Garchik is a beneficiary, (vi) a common stock purchase warrant to acquire 83,334 shares of common stock at $4.50 per share held by the 2019 Trust and (vii) a common stock purchase warrant to acquire 40,660 shares of common stock at $4.50 per share held by the 2020 Trust.

(11)	Includes 106,667 shares held by Multipolaris Corporation, 832,275 shares held by Interpolaris Pte. Ltd. and 640,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(12)	The ETFMG Cyber Security ETF, a series of the ETF Managers Trust, which is managed on a discretionary basis by ETF Managers Group LLC, has the right or the power to direct the receipt of dividends, or the proceeds from the sale of, the common stock.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review the board has determined that there are four independent directors, including all the members of the Audit Committee.

Sale of Common Stock

On August 26, 2021, the Company completed the Offering of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million. Two executive officers and three members of the Board of Directors participated in the offering and purchased approximately 1,314,000 shares.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $3.00 (the “$3.00 Warrants”) were exercised for cash at an exercise price of $2.10 per share. In addition, the holders that exercised the $3.00 Warrants received a warrant exercisable for two years to acquire one share of common stock at an exercise price of $3.00 per share (the $4.50 Warrants”) for every four $3.00 Warrants exercised. Mr. Theodore Stern, a director of the Company, participated in the private transaction resulting in the issuance of 33,333 shares of common stock and 8,333 $0.15 Warrants in consideration of $70,000; and Varana Capital Focused, LP (“VCFLP”), participated in the private transaction resulting in the issuance of 123,889 shares of common stock and 30,972 $4.50 Warrants, in consideration of $260,167. Mr. Philip Broenniman, a director, the President and COO of the Company is the investment manager of VCFLP.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $1.80 (the “$1.80 Warrants”) were exercised. In addition, the holders that exercised the $1.80 Warrants also received a $4.50 Warrant for every two $1.80 Warrants exercised. Vista Associates, L.P., (“Vista”) of which, Mr. Herbert Selzer a director of the Company, is the General Partner, participated in the private transaction resulting in the issuance of 29,333 shares of common stock and 440,000 $4.50 Warrants, in consideration of $52,800.

On June 30, 2020, the Company also entered into a Subscription Agreement with VCFLP pursuant to which VCFLP purchased 23,810 shares of common stock in consideration of $50,000.

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

Director & Executive Compensation

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

The Company granted each of the four new Directors appointed June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 at an exercise price of $7.80 per share for a term of ten years that vest one third per year after each Annual Meeting. The Company granted the previously serving non-employee Directors stock options to acquire 93,470 common shares that are vested as the services were previously rendered. The stock options were granted in lieu of other forms of Board of Director Compensation. The Company also granted Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Directors. Upon their resignation as directors in June 2021, 13,992 stock options were vested and the balance was cancelled.

Additionally, the Company appointed another Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022. One of the Directors appointed in June did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options. In December 2021, the Company granted additional options to acquire 10,238 shares of common stock each to five of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period

On August 10, 2016, the Company entered into a Letter Agreement (the “Amendment”) with Parity Labs, LLC (“Parity”), a company principally owned by Mr. Beck (former director and CEO) and his family, to amend the compensation section of that certain Advisory Agreement previously entered into between the Company and Parity on November 16, 2015 for the provision of strategic advisory services, to provide for the issuance to Parity of a common stock option (the “Parity Option”) to acquire 666,667 shares of common stock of the Company exercisable at $1.50 per share for a period of ten years. The Parity Option vested in entirety upon Mr. Beck becoming the Chief Executive Officer of Ipsidy, Inc. on January 31, 2017. The Company’s headquarters are located in Long Beach, New York where the Company currently leases offices on a month-to-month basis. The facilities are managed by Bridgeworks LLC, (“Bridgeworks”) a company providing office facilities to emerging companies, principally owned by Mr. Beck and his family. The arrangement with Bridgeworks LLC allows the Company to use offices and conference rooms for a fixed, monthly fee. Since 2014, Mr. Beck has served as managing member of Parity, and since 2016, as Chairman, a Member and co-founder of Bridgeworks. During 2021 and 2020, the Company paid Bridgeworks $30,000 and $52,500, respectively in each year for the use of the facilities.

In February 2020, Mr. Beck, Mr. Selzer and Mr. Stern purchased $50,000, $100,000 and $50,000 respectively of 2020 Notes. In addition, Mr. Stern is a trustee of the Stern Trust whose Stern Note was amended and restated as part of the 2020 Notes Offering. A comprehensive disclosure of the 2020 Notes can be found in Note 7 to the Consolidated Financial Statements for the Year Ended December 31, 2021.

In March 2020, the Company granted 50,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vests upon the achievement of certain performance criteria. The performance criteria were met in 2021.

Mr. Phillip Kumnick and Mr. Philip Broenniman, two of the Company’s Director’s became employed by the Company as Chief Executive Officer and President and Chief Operating Officer effective May 22, 2020. Mr. Kumnick earned an initial base salary of $125,000 per annum which was increased to $187,500 per annum as of November 1, 2020 and is subject to review after one year. Mr. Kumnick was granted options to acquire 1,111,111 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions. Mr. Broenniman earned an initial base salary of $87,500 per annum which was increased to $131,250 as of November 1, 2020 and is subject to review after one year. Mr. Broenniman was granted options to acquire 555,555 shares of common stock of which 20% vest at grant and the balance vest subject to performance conditions.

In 2021, the Company and Progress Partners Inc. (“Progress”) modified their Business Advisory Agreement dated May 6, 2020 (“Progress Agreement”).  The amended Progress Agreement provides for Progress to undertake continuing business development activities for the Company, for which the Company paid Progress $350,000.   Additionally, the Company paid Progress, another $115,000 for additional consulting services. Mr. Puri, a former Director of the Company from June 9, to December 29, 2021 is an employee and Managing Director of Progress but is not a principal shareholder nor an executive officer of Progress.

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Cherry Bekaert LLP, the independent registered public accounting firm (PCOAB ID 00677) or the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Q) are reported below.

The total fees billed by Cherry Bekaert, LLP in 2021 aggregated $248,900 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2021. Additionally, the Company paid Cherry Bekaert, LLP $41,400 for services associated with the filing of the Company’s S-1, S-3 and S-8. Furthermore, the Company paid Cherry Bekaert, LLP $10,000 for assistance with the filing for certain tax credits.

The total fees paid to Cherry Bekaert LLP in 2020 aggregated $230,500 which includes fees for the 2020 audited financial statements and review of the quarterly financial statements for 2020. Additionally, the Company paid Cherry Bekaert, LLP $5,000 for services associated with the updated filing of the Company’s S-1.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2021 and December 31, 2020 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2021 and 2020. Additionally, the Audit Committee approved the fee for Cherry Bekaert, LLP’s assistance with filing for certain tax credits.

We expect representatives of Cherry Bekaert, LLP to be at the 2022 stockholders’ meeting and will be available to respond to any questions.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2021	$197.5	$10.0	$41.4	$—	$248.9
2020	$225.5	$—	$5.0	$—	$230.5

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules.

Exhibit Number		Description
3.1	(1)	Amended & Restated Certificate of Incorporation
3.2	(2)	Amended & Restated Bylaws
3.3	(3)	Certificate of Amendment dated June 1, 2021
4.1	(3)	Form of Stock Option
4.2	(4)	Form of 8.0% Convertible Note
4.3	(5)	Form of 15.0% Convertible Note
4.4	(5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5	(6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6	(7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7*		Description of the Registrant’s Securities
10.1	(3)	Form of Director Agreement
10.2	(3)	Form of Indemnification Agreement
10.3	(11)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.4	(8)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31 2017
10.5	(9)	2017 Incentive Stock Plan
10.7	(3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8	(3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9	(3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10	(3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11	(13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12	(13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13	(14)	Ipsidy Inc. 2021 Equity Incentive Plan
10.14*		Letter Agreement between Ipsidy Inc. and Thomas Szoke dated November 19, 2021
10.15	(15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16	(15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17	(15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19	(15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20	(15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21	(15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
14.1	(10)	Code of Ethics
21.1	(10)	List of Subsidiaries
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		Inline XBRL Instance Document *
101.SCH		Inline XBRL Taxonomy Extension Schema Document *
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ipsidy Inc.

Date: March 22, 2022	By:	/s/ Thomas Thimot
	Name:	Thomas Thimot
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2022	By:	/s/ Stuart P. Stoller
	Name:	Stuart P. Stoller
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 22, 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Phillip L. Kumnick	Chairman of the Board of Directors
Phillip L. Kumnick

/s/ Thomas Thimot	Chief Executive Officer
Thomas Thimot	(Principal Executive Officer)

/s/ Philip R. Broenniman	Director
Philip R. Broenniman

/s/ Michael Gorriz	Director
Michael Gorriz

/s/ Michael Koehneman	Director
Michael Koehneman

/s/ Neepa Patel	Director
Neepa Patel

/s/ Stuart P. Stoller	Chief Financial Officer
Stuart P. Stoller	(Principal Financial and Accounting Officer)

/s/ Jacqueline White	Director
Jacqueline White

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Ipsidy Inc.

Long Beach, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ipsidy Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operating activities. Management’s plans in regard to these matters are also described in Note 1. Our opinion is not modified with respect to this matter.

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

Going Concern Considerations

Description of Matter

As described further in Note 1 to the financial statements, the Company has incurred net losses and is dependent upon future financial support to continue operations. Currently management’s forecasts and related assumptions illustrate their ability to sufficiently fund operations and satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date.

Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. The judgments with the highest degree of impact and subjectivity in reaching this conclusion included assumptions underlying its forecasted cash expenditures, its ability to reduce operating expenditures and its ability to access funding. As a result, a high degree of auditor judgment and increased audit effort was required in performing audit procedures to evaluate the reasonableness of management’s estimates.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained management’s plans for dealing with the adverse effects of the conditions and events which give rise to substantial doubt.

●	We tested the reasonableness of the forecasted uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, assessed forecasted cash expenditures for reasonableness based on historical operations, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Impairment of Intangible Assets

Description of Matter

The Company’s evaluation of intangible assets for impairment involves assessing the recoverability of the asset group by comparing the fair value of the asset group to its carrying value. The fair value of the asset group is estimated using the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset group, which requires the use of estimates and assumptions related to cash flow forecasts. Management’s cash flow forecasts included significant judgments and assumptions relating to revenue growth rates.

The fair value of the asset group exceeded their carrying values as of the annual evaluation date; therefore, no impairments were recognized during the year ended December 31, 2021, except for certain intangible assets relating to the 2016 business combination, which were deemed to not be recoverable; therefore, an impairment charge totaling $831,077 was recognized during the year ended December 31, 2021.

Management made significant judgments when developing the fair value estimate of the asset group. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the reasonableness of management’s cash flow forecasts and the significant assumptions identified above. Significant uncertainty exists with these assumptions because they are sensitive to future market or economic conditions.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

●	Evaluated management’s determination of asset group.

●	Evaluated the significant assumptions and inputs used in the undiscounted cash flow model and reviewed corroborating documentation to support the assumptions and inputs.

●	Performed a sensitivity analysis over the Company’s annual impairment analysis.

We have served as the Company’s auditor since 2015.

Tampa, Florida

March 22, 2022

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash	$6,037,983	$3,765,277
Accounts receivable, net	137,823	72,986
Current portion of net investment in direct financing lease	-	72,682
Inventory	153,149	254,951
Other current assets	597,640	237,769
Total current assets	6,926,595	4,403,665

Property and Equipment, net	118,531	97,829
Other Assets	69,198	240,223
Intangible Assets, net	2,532,453	4,527,476
Goodwill	4,183,232	4,183,232
Net investment in direct financing lease, net of current portion	-	422,021
Total assets	$13,830,009	$13,874,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,013,460	$2,665,132
Notes payable obligation, current portion	1,579	5,947
Capital lease obligation, current portion	10,562	39,232
Convertible debt	662,000	-
Deferred revenue	246,830	237,690
Total current liabilities	2,934,431	2,948,001

Capital lease obligation, net of current portion	-	10,562
Notes payable, net of discounts and current portion	-	487,339
Convertible debt	-	5,800,976
Other liabilities	-	47,809
Total liabilities	2,934,431	9,294,687

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 23,294,024 and 19,642,401 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,329	1,964
Additional paid in capital	126,581,702	102,651,304
Accumulated deficit	(115,899,939)	(98,234,151)
Accumulated comprehensive income	211,486	160,642
Total stockholders’ equity	10,895,578	4,579,759
Total liabilities and stockholders’ equity	$13,830,009	$13,874,446

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
Revenues:
Products and services	$2,242,829	$2,083,829
Lease income	49,467	56,815
Total revenues, net	2,292,296	2,140,644

Operating Expenses:
Cost of Sales	660,793	661,627
General and administrative	15,949,494	6,743,258
Research and development	1,646,702	1,161,416
Impairment loss	831,077	1,333,566
Depreciation and amortization	1,260,286	1,250,542
Total operating expenses	20,348,352	11,150,409

Loss from operations	(18,056,056)	(9,009,765)

Other Income (Expense):
Warrant inducement expense	-	(366,795)
Extinguishment of debt - gain (loss)	971,522	(985,842)
Other income	25,406	69,563
Interest expense, net	(585,636)	(969,396)
Other income (expense), net	411,292	(2,252,470)

Income loss before income taxes	(17,644,764)	(11,262,235)

Income Tax Expense	(21,024)	(36,323)

Net loss	$(17,665,788)	$(11,298,558)

Net Loss Per Share - Basic and Diluted	$(0.83)	$(0.63)

Weighted Average Shares Outstanding - Basic and Diluted	21,329,281	18,067,603

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2021	2020
Net Loss	$(17,665,788)	$(11,298,558)
Foreign currency translation gain (loss)	50,844	(16,743)
Comprehensive loss	$(17,614,944)	$(11,315,301)

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2019	17,270,848	$1,727	$95,032,252	$(86,935,593)	$177,385	$8,275,771
Modification of warrants issued with debt	-	-	95,223	-	-	95,223
Sale of common stock for cash	1,862,552	186	5,076,269	-	-	5,076,455
Warrant exercise	682,700	68	1,248,915	-	-	1,248,983
Warrant and option cashless exercise	56,094	6	(6)	-	-	-
Warrant exercise inducement	-	-	366,795	-	-	366,795
Stock-based compensation	266,667	27	823,537	-	-	823,564
Issuance of common stock to settle accounts payable	3,540	0	8,270	-	-	8,270
Stock repurchase	(500,000)	(50)	49	-	-	(1)
Net loss	-	-	-	(11,298,558)	-	(11,298,558)
Foreign currency translation	-	-	-	-	(16,743)	(16,743)
Balances, December 31, 2020	19,642,401	1,964	102,651,304	(98,234,151)	160,642	4,579,759
Sale of common stock for cash	1,642,856	164	10,282,834	-	-	10,282,998
Stock-based compensation	-	-	6,702,797	-	-	6,702,797
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible note converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Stock option exercise for cash	10,358	1	44,493	-	-	44,494
Warrant exercise for cash	70,835	7	318,751	-	-	318,758
Warrant and option cashless exercise	756,278	76	(76)	-	-	-
Net loss	-	-	-	(17,665,788)	-	(17,665,788)
Foreign currency translation	-	-	-	-	50,844	50,844
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,665,788)	$(11,298,558)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	1,260,286	1,250,542
Stock-based compensation	6,702,797	823,564
(Gain)/loss on extinguishment of notes payable	(971,522)	985,842
Amortization of debt discounts and issuance costs	237,435	451,749
Impairment losses	831,077	1,333,566
Provision of Net Investment in direct financing lease	422,022	-
Warrant exercise inducement	-	366,795
Changes in operating assets and liabilities:
Accounts receivable	(74,182)	45,319
Net investment in direct financing lease	72,681	65,333
Other current assets	(188,846)	446,816
Inventory	106,674	(109,213)
Accounts payable and accrued expenses	544,481	1,157,370
Deferred revenue	9,140	-
Other liabilities	(47,809)	(187,586)
Net cash flows from operating activities	(8,761,554)	(4,668,461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(90,036)	-
Purchase of intangible assets	(26,705)	(22,721)
Investment in other assets	-	(276,715)
Net cash flows from investing activities	(116,741)	(299,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	10,282,998	5,076,455
Proceeds from exercise of warrants	318,758	1,248,983
Proceeds from exercise of stock options	44,494	1,510,000
Proceeds from paycheck protection program	485,762	485,760
Common stock repurchase	-	(1)
Payment of debt issuance costs	-	(104,800)
Payments on notes payable	(5,947)	-
Principal payments on capital lease obligation	(39,232)	(40,157)
Net cash flows from financing activities	11,086,833	8,176,240

Effect of Foreign Currencies	64,168	(10,147)

Net Change in Cash	2,272,706	3,198,196
Cash, Beginning of the Year	3,765,277	567,081
Cash, End of the Year	$6,037,983	$3,765,277

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,576	$9,448
Cash paid for income taxes	$22,552	$36,223

Non-cash Investing and Financing Activities:
Reclass from other assets to intangible assets	$8,270	$128,005
Modification of warrants issued with convertible debt	$-	$95,223
Exchange of notes payable and accrued interest for convertible notes payable	$-	$2,662,000
Settlement of accounts payable with issuance of common stock	$349,376	$8,270
Conversion of convertible note payable and accrued interest to common stock	$6,232,340	$-
Reclass from current assets to other assets	$-	$106,446
Cashless option and warrant exercises	$76	$6

See notes to consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ipsidy Inc dba authID.ai. (“Ipsidy” or the “Company”) was incorporated on September 21, 2011 under the laws of the State of Delaware. Ipsidy is a leading provider of secure, mobile, biometric identity verification software products delivered by an easy to integrate Identity as a Service (IDaaS) platform. The Company provides its biometric identification services to government and private sector organizations and businesses, seeking to authenticate and manage identities for a variety of security purposes, including issuing identity cards, exercise of rights such as voting in elections and controlling access to digital and physical environments. The Company’s platform comprising internally developed software as well as acquired and licensed technology provides secure, facial biometric, identity verification, and strong customer authentication. The Company’s system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

The Company also owns an entity in South Africa, Cards Plus, which manufactures secure plastic identity credentials and loyalty card products.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue as a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of December 31, 2021, the Company had an accumulated deficit of approximately $115.9 million. For the year ended December 31, 2021, the Company earned revenue of approximately $2.3 million, used $8.8 million to fund its operations, and incurred a net loss of approximately $17.7 million. Additionally, in March 2022, the Company received notice from a US customer that accounted for 27% of consolidated 2021 revenue that they will not use the service previously rendered after April 1, 2022.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s current shareholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition, and acquiring new clients to generate revenues and cash flows.

As discussed in the subsequent event below, the Company has secured additional financing which management believes will provide adequate funding for its operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. The Company may need additional capital in the future but currently it believes it has the required funds to operate its business through December 31, 2023.

Subsequent Event

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and an initial conversion price of $3.70 per share. Also on March 21, 2022, the Company entered into a Facility Agreement the (“Facility Agreement") with Stephen J. Garchik, who is both a current shareholder of the Company and a Note Investor (“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement. Pursuant to the Facility Agreement, the Company agreed to pay Garchik a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID.ai’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock (the “Other Stock”) at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million before expenses. The Company expects to use the net proceeds from the Notes Private Placement, the PIPE and cash drawn under the Facility Agreement to fund operating expenses and for general working capital, fees and expenses. As of March 21, 2022, the Company has received approximately $11,709,000 and is expecting to receive another $549,000 in cash from the sale of the Convertible Notes and the PIPE.

The Company has considered subsequent events through March 22, 2022 in connection with the preparation of these consolidated financial statements, which is the date the financial statements were available to be issued.

Ukraine

The war in the Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support us from that region. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, South Africa and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt  our ability to work with certain contractors The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand, the threat of increased cyber-attacks from Russia or other countries may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Covid-19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Cards Plus business located in South Africa operations has had limitations on its operations as they are following the guidance and requirements of the South African government. Our operations in the United States and Colombia have suffered less impact as most staff can work remotely and we can continue to develop our product offerings.

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

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to US GAAP in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

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

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of December 31, 2021, and December 31, 2020, Cards Plus had approximately $48,000 and $87,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized at a point in time the equipment is delivered to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and/or for variable fees generated that are earned on a usage fee earned over time based on monthly transaction or user volumes and/or on a monthly flat fee rate. The Company had a contract liability of approximately $199,000 and $150,000 as of December 31, 2021, and 2020 respectively for certain revenue that will be earned in future periods. Of the $199,000 of deferred revenue contract liability as of December 31, 2021, approximately $140,000 will be earned in the first quarter of fiscal year 2022 and the balance over the course of the year. The majority of the deferred revenue contract liability as of December 31, 2020, was recognized in the quarter ended March 31, 2021. We have allocated the selling price in the contract to one customer which has multiple performance obligations based on the contract selling price that we believe represents a standalone selling price for the service rendered.

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

During both 2021 and 2020, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

During the year ended December 31, 2021, the Company had revenues from operations in North America, South America and Africa of $0.6 million, $0.4 million and $1.3 million, respectively, compared to $0.6 million, $0.4 million and $1.5 million, respectively, in the year ended December 31, 2020.

Furthermore, the Company will capitalize the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. These incremental costs were immaterial in 2021 and the Company recognizes these costs as incurred as it typically relates to a period of less than 1 year as allowed by the practical expedient and the amounts in 2021 were immaterial.

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

As of December 31, 2021, and December 31, 2020, the Company did not have any deferred contract costs or fees payable.

Financing revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method. The Company in 2021 and 2020 leased kiosks to one customer that has met the criteria for a financing lease. The Company is currently discussing the termination of the kiosk lease with the lessee.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2021 and 2020, management determined no allowance for doubtful accounts was required.

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyal ID and other types of cards.

Inventories at December 31, 2021 and December 31, 2020 consist of cards inventory and the Company recorded an inventory valuation allowance of approximately $20,000 and $18,000, respectively, to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Concentration of Credit Risk and Major Customers

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2021, the Company had approximately $5,505,000 in funds in the United States which were in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2021, the Company held approximately $4,000, $87,000, $183,000, and $8,000 in cash maintained in Peruvian, Colombian, African, and British Banks, respectively.

2021 Revenues and accounts receivable: For the year ended December 31, 2021, 27% of consolidated revenues were derived from the US and one customer represented the majority of US based income. Additionally, for the year ended December 31, 2021, 57%, and 16% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 87% of the Colombian operations were derived from two customers. Revenue for approximately 13% of Cards Plus was from one customer. As of December 31, 2021, accounts receivable related to Cards Plus (Africa) amounted to 64% of the accounts receivable. The US operations represented 19% of the accounts receivable and the balance of 17% was from the Colombian operations, respectively. The US customer that accounted for 27% of the consolidated revenue in 2021 will not use the service previously rendered after April 1, 2022.

2020 Revenues and accounts receivable: For the year ended December 31, 2020, 27% of consolidated revenues were derived from one customer who is a US customer and is substantially all of the US based income. Additionally, for the year ended December 31, 2021, 55%, and 16% of the consolidated revenues were from Cards Plus (Africa) and the Colombian operations, respectively. Revenue for approximately 87% of the Colombian operations were derived from two customers. As of December 31, 2021, accounts receivable related to Cards Plus (Africa) amounted to 90% of the accounts receivable. The US operations represented 9% of the accounts receivable and the balance of 1% was from the Colombian operations, respectively.

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

The Company, effective January 1, 2020 adopted the provisions of Topic 842. The Company used the practical expedients available under Topic 842 which allowed Ipsidy to run off existing leases, as initially classified as operating or financing, and classify new leases after implementation under the new standard as the business evolves.

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

Other Assets – Software Development Costs

Other assets consist primarily of costs associated with software development of new product offerings and enhancements to existing and new applications. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2020, the balance sheet “Other assets” are under further development and have not been placed in service. During the year ended December 31, 2020, approximately $0.4 million was placed into service. Upon completion, the amounts remaining in “other assets” will be recorded in the appropriate asset category and amortized over their estimated useful lives.

During the year ended December 31, 2021, the balance in other assets for software was $-0- and no assets were placed into service.

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

The Company’s evaluation of intangible assets for impairment involves assessing the recoverability of the asset group by comparing the fair value of the asset group to its carrying value. The fair value of the asset group is estimated using the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group, using estimates and assumptions relating to revenue growth rates. The Company has identified two distinct asset groups, of which one was deemed to be fully recoverable. However, in our evaluation, we believe that the other asset group was not deemed to be recoverable and an impairment charge totaling $831,000 was recognized during the year ended December 31, 2021.

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

During the year ended December 31, 2021, the Company’s projection and assessment did not indicate that an impairment charge was required as its fair value was in excess of carrying value.

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

The fair value of the reporting unit in both years was determined using discounted cash flow model and the market approach.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For all awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2021 and 2020 because their effect was antidilutive:

	2021	2020
Convertible notes payable	117,529	1,776,500
Warrants	1,403,610	1,823,267
Stock options	8,910,994	5,645,802
	10,432,133	9,245,569

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

See Notes 5 and 6 for additional information on indebtedness outstanding as of December 31, 2021.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2021 and 2020:

	2021	2020

Property and equipment	$387,875	$297,839
Equipment under capital lease	163,407	163,407
	551,282	461,246
Less accumulated depreciation	(432,751)	(363,417)
Property and equipment, net	$118,531	$97,829

Depreciation expense totaled $69,635 and $54,093 for the years ended December 31, 2021 and 2020, respectively.

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from Multi-Pay and FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2021 and 2020:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total

Useful Lives	10 Years	5 Years	10 Years	10 Years

Carrying Value at December 31, 2019	$970,019	$3,651,924	$862,792	$108,877	$5,593,612
Additions	-	404,720	-	22,721	427,441
Impairment of assets	-	-	(297,937)	-	(297,937)
Amortization	(158,716)	(885,250)	(148,384)	(3,290)	(1,195,640)
Carrying Value at December 31, 2020	811,303	3,171,394	416,471	128,308	4,527,476
Additions	-	-	-	26,705	26,705
Impairment of assets	(495,976)	-	(335,101)	-	(831,077)
Amortization	(162,326)	(932,512)	(81,370)	(14,443)	(1,190,651)
Carrying Value at December 31, 2021	$153,001	$2,238,882	$-	$140,570	$2,532,453

The following is a summary of intangible assets as of December 31, 2021:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total
Cost	$372,130	$4,476,271	$-	$158,303	$5,006,704
Accumulated amortization	(219,129)	(2,237,389)	-	(17,733)	(2,474,251)
Carrying Value at December 31, 2021	$153,001	$2,238,882	$-	$140,570	$2,532,453

The following is a summary of intangible assets as of December 31, 2020:

	Customer Relationships	Acquired and Developed Software	Intellectual Property	Patents	Total
Cost	$1,587,159	$4,476,271	$828,580	$131,598	$7,023,608
Accumulated amortization	(775,856)	(1,304,877)	(412,109)	(3,290)	(2,496,132)
Carrying Value at December 31, 2020	$811,303	$3,171,394	$416,471	$128,308	$4,527,476

The following is the future amortization of intangible assets for the year ended December 31:

2022	$892,298
2023	841,309
2024	616,996
2025	100,378
2026	19,985
Thereafter	61,487
$2,532,453

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2021 and 2020:

	2021	2020
Trade payables	$593,563	$311,024
Accrued interest	33,533	554,755
Accrued payroll and related expenses	836,793	891,790
Current portion of operating lease liabilities	69,812	117,414
Other*	479,759	790,149
Total	$2,013,460	$2,665,132

*	Included in other is accrued Board of Directors Compensation of $-0- and $349,000 as of December 31, 2021 and December 31, 2020, respectively. In May 2021, the non-employee Directors were compensated for their service through the issuance of stock options and therefore the balance of the accrual for Directors’ compensation was $-0- as of December 31, 2021. See Note 8.

NOTE 5 – NOTES PAYABLE, NET

The following is a summary of notes payable as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Paycheck Protection Program	$-	$485,760
Installment loan payable related to a vehicle acquisition payable in monthly payments of $539 per month at an interest rate of 10.8% per annum payable for 36 months	1,579	7,526
Total Principal Outstanding	$1,579	$493,286
Notes Payable, current portion	$1,579	$5,947
Notes Payable, net of current portion	-	487,339
	$1,579	$493,286

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

The remaining amounts Notes Payable due as of December 31, 2021 will be paid in the first quarter of 2022.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

On February 14, 2020 the Company, entered into Securities Purchase Agreements with several accredited investors (the “2020 Note Investors”) providing for the sale by the Company to the 2020 Note Investors of 15% Senior Secured Convertible Notes in the aggregate amount of $1,510,000 (the “2020 Notes”). Philip D. Beck, then Chief Executive Officer and Chairman of the Board, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000 paid by a deduction from his salary. Theodore Stern, a former director of the Company, invested $50,000 in consideration of a 2020 Note in the principal amount of $50,000. Herbert Selzer, a former director of the Company invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Mr. Selzer provided $50,000 on the closing date and provided the balance of the funding in April 2020.

The 2020 Notes were to mature February 28, 2022 and were a secured obligation of the Company. At the option of the 2020 Note Investors, they may at any time convert the 2020 Notes. The number of shares delivered shall be equal to 150% of the amount of the principal converted divided by the conversion price of $6.00 per share. The Company may require that the 2020 Note Investors convert all or a portion of the 2020 Notes, if the Company’s volume weighted average price for any preceding 20-day period is equal to or greater than $9.00.

In connection with this private offering, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer, a cash fee of approximately $104,800.

During 2021, the 8% Note Investors and the 2020 Note Investors representing a total of approximately $6.2 million and a portion of their accrued interest at the option of the noteholders were converted into approximately 1,171,000 shares of common stock of the Company.

As of December 31, 2021, the outstanding convertible notes payable was $662,000 owed to the Stern Trust with a maturity date of February 28, 2022. During February 2022, the Company and the Stern Trust mutually agreed to extend the due date of the convertible note until December 31, 2022. The Stern Trust shall have the right at its sole option to extend the Maturity Date for a further six months after December 31, 2022, by service of written notice upon the Borrower at any time on or before December 31, 2022.

NOTE 7 – RELATED PARTY TRANSACTIONS

2021 Transactions

Sale of Common Stock

On August 26, 2021, the Company completed the Offering of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million. Two executive officers and three members of the Board of Directors participated in the offering and purchased approximately $1.3 million of common shares.

Convertible Notes Payable

See discussion in Note 6 regarding the $662,000 Stern Trust Note.

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

Board of Directors

On June 9, 2021 Theodore Stern, Herbert Selzer and Thomas Szoke resigned as directors of the Company. The size of the Board of directors was increased to seven and Dr. Michael A. Gorriz, Michael L. Koehneman, Sanjay Puri, Mr. Thimot and Jacqueline L. White were appointed as additional directors of the Company. Messrs. Stern, Selzer and Szoke did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Szoke continued with the Company as Chief Solutions Architect until December 1, 2021 and entered an agreement with the Company in lieu of his Executive Retention Agreement in which he will receive $305,000 equally on a monthly basis for twelve months.

The Company granted each of the four new Directors appointed in June 2021 stock options to acquire 62,500 shares of common stock or a total of 250,000 at an exercise price of $7.80 per share for a term of ten years that vest one third per year after each Annual Meeting. The Company granted the previously serving Directors stock options to acquire 93,470 common shares that were vested upon grant as the services were previously rendered. The stock options were granted in lieu of other forms of Director Compensation. The Company also granted Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Directors. Upon their resignation as Directors in June 2021, 13,992 stock options were vested and the balance was cancelled.

Additionally, the Company appointed another Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022. One of the Directors appointed in June did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options. In December 2021, the Company granted additional options to acquire 10,238 shares of common stock each to five of the non-employee Directors by way of annual compensation under the Company’s compensation policy for non-employee directors and which vest monthly over a one-year-period

Other

In 2021, the Company and Progress Partners Inc. (“Progress”) modified their Business Advisory Agreement dated May 6, 2020 (“Progress Agreement”).  The amended Progress Agreement provides for Progress to undertake continuing business development activities for the Company, for which the Company paid Progress $350,000.   Additionally, the Company paid Progress, another $115,000 for additional consulting services. Mr. Puri, a former Director of the Company from June 9, to December 29, 2021 is an employee and Managing Director of Progress but is not a principal shareholder nor an executive officer of Progress.

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

Issuance of Common Stock

During the year ended December 31, 2020, the Company granted 1,500,000 shares of Restricted Common Stock to each of Phillip Kumnick and Philip Broenniman, new members of our Board of Directors, in connection with their compensation for service as Board Members. The restricted stock vested in 2021 upon the achievement of certain performance criteria.

Warrant Exercises

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $3.00 (the “$3.00 Warrants”) were exercised for cash at an exercise price of $2.10 per share. In addition, the holders that exercised the $3.00 Warrants received a warrant exercisable for two years to acquire one share of common stock at an exercise price of $4.50 per share (the $4.50 Warrants”) for every four $3.00 Warrants exercised. Mr. Theodore Stern, a director of the Company, participated in the private transaction resulting in the issuance of 33,334 shares of common stock and 8,333 $4.50 Warrants in consideration of $70,000; and Varana Capital Focused, LP (“VCFLP”), participated in the private transaction resulting in the issuance of 123,889 shares of common stock and 30,792 $4.50 Warrants, in consideration of $260,167. Mr. Philip Broenniman, a director, the President and COO of the Company is the investment manager of VCFLP.

On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s warrants exercisable at per share price of $1.80 (the “$1.80 Warrants”) were exercised. In addition, the holders that exercised the $1.80 Warrants also received a $4.50 Warrant for every two $1.80 Warrants exercised. Vista Associates, L.P., (“Vista”) of which, Mr. Herbert Selzer a director of the Company, is the General Partner, participated in the private transaction resulting in the issuance of 29,333 shares of common stock and 14,667 $4.50 Warrants, in consideration of $52,800.

Sale of Common Stock

On June 30, 2020, the Company also entered into a Subscription Agreement with VCFLP pursuant to which VCFLP purchased 23,810 shares of common stock in consideration of $50,000.

Convertible Notes Payable

Theodore Stern and Philip Beck former members of the Board of Directors of the Company, invested $50,000 each in consideration of the 2020 Notes. Another former director, Herbert Selzer invested $100,000 in consideration of a 2020 Note in the principal amount of $100,000. Vista held 29,33 2015 Warrants, which were also extended as a result of Mr. Selzer’s investment and as noted above were exercised for cash on June 30, 2020. See Note 6

Further, the Company and the Stern Trust entered the Restated Stern Note providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes and subject to the same Security Agreement. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 has been capitalized and will earn interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $0.20 and the maturity of such interest shall be extended to the same maturity date as the 2020 Notes. The Restated Stern Note includes a 50% repayment premium. Mr. Stern, the Trustee of the Stern Trust also entered into the Security Agreement as one of the joint collateral agents.

Other

In connection with the offering of the 2020 Notes and the sale of common stock in the fourth quarter of 2020, the Company paid Network 1 Financial Securities, Inc., a registered broker-dealer (“Network 1”), a cash fee of approximately $471,800. A former member of the Company’s Board of Director’s maintains a partnership with a principal of Network 1.

Additionally, the Company rents office space in Long Beach, New York at a monthly cost of $5,000 (as of January 1, 2020 reduced from $7,425). The rent was further reduced to $2,500 per month beginning October 1, 2020. The agreement is month to month and can be terminated on 30 days’ notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a former member of the Board of Directors and his family. During years ended December 31, 2021 and 2020, the Company paid rent of $52,500 and $89,100 respectively.

On May 22, 2020, the Company and Mr. Beck entered into a separation letter agreement, which provided for payment to Mr. Beck of one year’s severance in the amount of $350,000 as well as certain employee benefits, payable in accordance with the terms of Mr. Beck’s Retention Agreement. Mr. Beck’s severance was paid over a one-year period. Furthermore, the company started recording the expense associated with Mr. Beck’s restricted stock agreement dated September 29, 2017. In connection with the separation letter agreement, the Company exchanged the September 29, 2017 Restricted Stock Agreement to substantially modify the vesting provisions of the previously issued 500,000 shares of restricted stock and allows a time-vesting provision whereby the restricted shares will fully vest by May 2022. On October 30, 2020, pursuant to the terms of Mr. Beck’s Restricted Stock Agreement, as amended by the Separation Agreement, the Company repurchased for $1.00 the 500,000 Unvested Restricted Stock upon his resignation from the Board of Directors.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock. The Company had 23,294,024 and 19,642,401 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

Common Stock

2021 Common Stock Transactions

●	On August 26, 2021, the Company completed the Offering, pursuant to a Registration Statement on Form S-1, of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

●	During 2021, convertible notes totaling approximately $6.2 million and a portion of their accrued interest at the option of the noteholders were converted into approximately 1,171,000 shares of common stock of the Company.

●	During 2021, the Company issued approximately 756,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, and approximately 81,000 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash.

2020 Common Stock Transactions

●	During the year ended December 31, 2020, the Company granted 266,667 shares of Restricted Common Stock of which 100,000 shares were granted to two new members of our Board of Directors in connection with their compensation for service as Board Members and 166,667 to an employee in connection with his employment compensation. The shares were valued at the fair market value at the date of grant. The restricted stock vests upon the achievement of certain performance criteria.

●	During the year ended December 31, 2020, the Company issued approximately 3,540 shares of common stock to a third-party provider of services in lieu of cash compensation.

●	In June 2020, the Company entered into Subscription Agreements with two accredited investors (the “June 2020 Accredited Investors”) pursuant to which the June 2020 Accredited Investors agreed to purchase 114,719 shares of common stock for $200,000.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $3.00 Warrants were exercised for cash at an exercise price of $2.10 per share. In addition, the holders that exercised the $3.00 Warrants received a $0.15 Warrant for every four $3.00 Warrants exercised. As a result, the Company issued 333,611 shares of common stock and 83,403 $4.50 Warrants in consideration of $700,583.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.50 Warrants were exercised for cash. In addition, the holders that exercised the $1.50 Warrants received a $4.50 Warrant for every two $1.50 Warrants exercised. As a result, the Company issued 154,400 shares of common stock and 77,200 $4.50 Warrants, in consideration of $231,600. Separately, certain holders of the $1.50 Warrants to acquire 59,000 shares of common stock exercised on a cashless basis resulting in the issuance of 18,689 shares of common stock.

●	On June 30, 2020, Company entered into and consummated a private transaction pursuant to which a portion of the Company’s $1.80 Warrants were exercised. In addition, the holders that exercised the $1.80 Warrants also received $4.50 Warrant for every two $1.80 Warrants exercised. As a result, the Company issued 176,000 shares of common stock and 88,000 $4.50 Warrants in consideration of $316,800.

●	On October 30, 2020 and on November 6, 2020, Ipsidy Inc. entered into Securities Purchase Agreements with several accredited investors (the “October 2020 Accredited Investors”) pursuant to which the October 2020 Accredited Investors agreed to purchase approximately 1,748,000 shares of the Company’s common stock together with Warrants to acquire approximately 874,000 shares of common stock for a term of five years at an exercise price of $4.50 per share for an aggregate purchase price of approximately $5.24 million. In connection with this private offering, the Company paid a registered broker-dealer, a cash fee of approximately $367,000 and issue the broker-dealer a common stock purchase warrant to acquire approximately 105,000 shares of common stock of the Company exercisable for a term of five years at an exercise price of $4.50 per share.

●	During 2020, the Company issued approximately 56,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, other than the June 2020 warrant exercises.

Warrants

●	During 2021, under the terms of the Underwriting Agreement in connection with the Offering, the Company issued underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 64,286 shares of common stock (4.5% of the total shares issued in the Offering). The Representative’s Warrants are exercisable at a per share price of $8.75 (equal to 125% of the Offering price of the Company’s common stock). The Representative’s Warrants are exercisable for a term of four and one half years beginning on February 23, 2022.

●	During the year ended December 31, 2020, the Company issued approximately 980,000 common stock warrants in connection with its sale of common stock in the 4th quarter of 2020 for a term of five years at an exercise price $4.50 per share. Of the approximate 980,000 shares, approximately 105,000 shares were issued to a broker-dealer in connection with the sale of common stock.

●	During the year ended December 31, 2020, the Company issued approximately 250,000 common stock warrants for a term of five years at an average exercise price of $4.50 cents in connection with cash exercises of previously issued warrants. The Company recorded a charge of approximately $367,000 in connection with an inducement to the warrant holders who exercised their outstanding warrants.

See Common Stock Transaction above for a further description of the warrant issuances.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding on January 1, 2020	1,581,774	$3.30	2.9 Years
Granted	1,227,389	$4.50	5.0 Years
Exercised/Cancelled	(985,896)	$2.70	-
Outstanding at December 31, 2020	1,823,267	$4.20	3.4 Years
Granted	64,286	$8.75	5.0 Years
Exercised/Cancelled	(483,943)	$3.22	-
Outstanding at December 31, 2021	1,403,610	$4.61	3.0 Years

Stock Options

The Company has adopted the Ipsidy Inc. 2014 Equity Compensation Plan, 2017 Incentive Stock Plan, and the 2021 Equity Incentive Plan. The Company has no other stock options plans in effect as of December 31, 2021.

On November 21, 2014, our Board of Directors authorized the Ipsidy Inc. Equity Compensation Plan (the “2014 Plan”). On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”) and on December 29, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan. (“2021 Plan”). The following is a summary of principal features of the 2014 Plan, the 2017 Incentive Plan, and the 2021 Plan. The summaries, however, does not purport to be a complete description of all the provisions of each plan.

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

2021 Stock Option Issuances

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

●

The Company granted each of the four new Directors appointed June 2021 (“June Directors”) stock options to acquire 62,500 shares of common stock or a total of 250,000 that vest one third a year after each Annual Meeting.  Additionally, the Company added another Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022.  One of the June Directors did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options.  In December 2021, the Company granted additional options to acquire 10,238 shares of common stock each to five of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors and which vests monthly over a one-year-period.

●

The Company granted the previously serving Directors stock options to acquire 93,470 common shares that are vested as the services were rendered. The stock options were granted in lieu of other forms of Board of Director Compensation and was used to eliminate previously accrued Board of Director compensation. The Company also granted to each of Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Directors. Upon their resignation as directors in June 2021, 6,997 stock options to each of them were vested and the balance was cancelled.

●	Additionally, the Company granted options to acquire common stock to employees. The options for the majority vest annually over a three-year period, 100,000 vest equally over a four-year period, and the balance of 100,000 vest upon the achievement of certain market capitalization thresholds or performance conditions.

2020 Stock Option Issuances

●

During the year ended December 31, 2020, the Company granted Mr. Kumnick and Mr. Broenniman granted options to acquire 1,111,111 and 555,555,respectively, shares of common stock upon their employment. The options granted to Mr. Kumnick and Mr. Broenniman vest 20% at date of the grant with the balance vesting upon achieving certain performance thresholds. The performance thresholds have been met. Additionally, the Company granted options to acquire approximately 422,000 shares of common stock to employees and one service provider in connection with service. The options have a term of ten years with vesting ranging from immediate to a three-year period. All options granted approximated fair value.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2021 and 2020 using the Black Scholes Method and the following assumptions:

	2021	2020
Expected Volatility	70%	67% to 75%
Expected Term	1.0 – 5.0 Years	2.5 – 5.9 Years
Risk Free Rate	0.16% to 1.27%	0.33 to 0.5%
Dividend Rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2021, and 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	3,646,667	$5.40	6.5	$280,000
Granted	2,089,135	$2.10	10.0	$-
Exercised	(66,667)	$1.50	4.3	$-
Forfeited/cancelled	(23,333)	$6.12	-	$-
Outstanding as of December 31, 2020	5,645,802	$4.50	7.5	$8,283,639
Granted	4,583,609	$7.56	10.0	$-
Exercised	(599,661)	$1.29	5.0	$3,485,482
Forfeited/cancelled	(718,756)	$6.52	8.8
Outstanding as of December 31, 2021	8,910,994	$6.48	6.7	$67,488,214
Exercisable as of December 31, 2021	4,957,184	$5.22	4.5	$43,678,807

The following table summarizes stock option information as of December 31, 2021:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable
$.03 - $4.00	3,570,045	4.6	3,278,268
$4.01 - $7.00	162,784	4.5	162,784
$7.01 - $10.00	3,466,135	9.3	449,464
$10.01 - $13.50	1,712,030	5.9	1,066,668
	8,910,994	6.7	4,957,184

As of December 31, 2021, there was approximately $15,597,000 of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2022 through 2025. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2021, and 2020 was approximately $5,475,000 and $823,000, respectively.

Additionally, the Company recorded approximately $1,228,000 in 2021 for restricted stock expense in which the Company met certain performance thresholds.

The criteria for certain performance-based stock options awarded in 2021 have not been achieved as of December 31, 2021.

NOTE 9 – DIRECT FINANCING LEASE

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

Year Ending December 31,
2022	$122,148
2023	122,148
2024	122,148
2025	122,148
2026	40,716
529,308
Less Deferred revenue	(107,286)
Reserve for doubtful accounts	(422,022)
Net investment in lease	$-

In December 2021, the lessee under the rental arrangement unilaterally removed the equipment from service and raised doubt with respect to the future payments under the lease. The Company intends to use commercially reasonable means to collect the obligation due under the direct financing lease. However, as a result, the Company has recorded a reserve for doubtful accounts for the entire balance remaining.

NOTE 10 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a capital lease. The leased equipment is amortized on a straight line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. Total amortization related to the lease equipment as of December 31, 2021 is $155,370. The following is a schedule showing the future minimum lease payments under capital lease by year and the present value of the minimum lease payments as of December 31, 2021. The interest rate related to the lease obligation is 12% and the maturity date is March 31, 2022. Future cash payments related to this capital lease for 2022 are as follows:

2022	$10,774
Total minimum lease payments	10,774

Less: Amount representing interest	(212)

Present value of minimum lease payments	$10,562

NOTE 11 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740 which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2021 and 2020.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2021 and 2020, are as follows:

	2021	2020
United States	$(16,466,423)	$(8,899,719)
Outside United States	(1,198,341)	(2,362,516)
Loss before income taxes	$(17,664,764)	$(11,262,235)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2021 and 2020:

	2021	2020
US Federal statutory tax rate	21.00%	21.00%
State taxes	3.94%	4.35%
Other deferred adjustments	-2.02%	5.27%
Change in tax rates	-1.53%	-%
Change in valuation allowance	-21.39%	-30.62%
	0.00%	0.00%

The Company has paid certain minimum taxes and other obligations during the years ended December 31, 2021, and 2020 of approximately $21,000 and $36,000, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Deferred tax assets
Net operating loss	$12,702,731	$8,472,849
Charitable contributions	-	1,267
Stock options	5,922,550	6,359,279
Federal tax credits	303,556	-
Basis difference in intangible and fixed assets	(206,925)	64,848
Convertible note payable discount	-	205,557
Accrued payroll	169,242	186,159
Valuation allowance	(18,891,154)	(15,289,959)
Total deferred tax asset	$-	$-

As of December 31, 2021, the Company has available federal net operating loss carry forward of $51.7 million and state net operating loss carry forwards of $36.4 million. Operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $37.3 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2021, the Company had a valuation allowance of approximately $18.9 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Executive Compensation

As of December 31, 2021, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors. As of December 31, 2021, the Company has an agreement with a former member of the management team to pay a total of approximately $279,600 on a monthly basis over the next eleven months.

Leases

The lease related balances included in the Consolidated Balance Sheet as of December 31, 2021 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$74,654

Operating lease ROU assets – included in Other Assets	-

Total operating lease assets	$74,654

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$69,812

Long-term portion of ROU liabilities – included in Other liabilities	-

Total operating lease liabilities	$69,812

The weighted average lease term remining is less than one year and the weighted average discount rate is 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2021:

Years Ending December 31,
2022	$72,852
Total operating lease payments	72,852
Less: Imputed interest	(3,040)
Total operating lease liabilities	$69,812

The Company rents office space in Long Beach, New York at a monthly cost of $2,500 (reduced from $5,000 in September 2020) in 2021 and 2020, respectively. The agreement is month to month and can be terminated on 30 days notice. The agreement is between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO and Director and his family.

The Company leased office space in Plantation, Florida for a monthly rental of approximately $2,700 plus a share of building expenses. The lease ended in August 2020. The Company leased office space in Alpharetta, Georgia for a monthly rental of approximately $3,800 per month. The lease ended March 31, 2020.

The Company leased an office location in Bogota, Colombia with a base rent of approximately $8,500 per month which was adjusted for inflation when compared to the original lease date in 2017. In April 2021, MultiPay entered into a six-month lease for a monthly rental of approximately $1,375 which terminated in September 2021. In October 2021, MultiPay entered into a one-year-lease for approximately $2,900 per month. The Company leased an apartment for a management team member for approximately $2,000 a month through April 2020. The Company did not renew the apartment lease after it ended in October 2020.

The Company also leases space for its operation in South Africa. The current lease is through June 30, 2022, and the approximate monthly rent is $8,000. The Company plans to renew the lease of the current space or locate a similar facility.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 was approximately $187,000 and $284,000, respectively.

Potential Obligation

The Company has entered into an agreement with a facial recognition software company for the grant of a perpetual license for commercial use (unless terminated for breach by either party). The initial payment under the license of $160,000 was paid in 2018 with two additional installments due on the first and second anniversary of the Effective Date of the arrangement amounting to $80,000 and $40,000, respectively. The Company has recorded the outstanding liability and it is included in “Other of Accounts Payable and Accrued Expenses”. See Note 4. The Company is in discussion with the provider with respect to functionality as well as the financial obligation.

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016 as well as the investment the Company has made in Acquired and Developed Software. Assets for North America, South America and Africa amounted to approximately $7.4 million (goodwill $4.2 million), $0.1 million and $0.2 million, respectively. North America is the only geographic region with a goodwill balance).

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	Year Ended December 31,
	2021	2020
Net Revenues:
North America	$613,516	$612,271
South America	360,751	349,374
Africa	1,318,029	1,178,999
	2,292,296	2,140,644

Identity Management	1,931,545	1,791,270
Payment Processing	360,751	349,374
	2,292,296	2,140,644

Loss from Operations
North America	(14,808,426)	(5,498,577)
South America	(2,086,507)	(1,702,141)
Africa	(1,161,123)	(1,809,047)
	(18,056,056)	(9,009,765)

Identity Management	(16,894,933)	(7,307,624)
Payment Processing	(1,161,123)	(1,702,141)
	(18,056,056)	(9,009,765)

Interest Expense	(585,636)	(969,396)
Other income/(expense)	996,928	(1,283,074)

Loss before income taxes	(17,644,764)	(11,262,235)

Income tax expense	(21,024)	(36,323)

Net loss	$(17,665,788)	$(11,298,558)