Form 10-Q
period 2022-03-31
Ipsidy Inc.
filed 2022-05-09
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2022
Common Stock, par value $0.0001	24,672,522 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues and history of losses,

●	market acceptance of our products;

●	our ability to attract and retain customers for existing and new products;

●	our ability to effectively maintain and update our technology and product and service portfolio;

●	our ability to hire and retain key personnel and additional talent;

●	our ability to raise capital under acceptable terms;

●	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

●	our ability to adequately protect our intellectual property, or the loss of some of our intellectual property rights through costly litigation or administrative proceedings;

●	our ability to operate in non-US markets;

●	the impact of the Covid-19 Pandemic;

●	the impact of the war in Ukraine;

●	legislation and government regulation; and

●	general economic conditions, inflation and access to capital.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Ipsidy,” “authID.ai,” the “Company,” “we,” “our,” “us,” and similar terms refer to Ipsidy Inc., a Delaware corporation and its subsidiaries.

The information which appears on our website www.authID.ai is not part of this report.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$13,795,772	$6,037,983
Accounts receivable, net	186,366	137,823
Inventory	397,870	153,149
Other current assets	624,159	597,640
Total current assets	15,004,167	6,926,595

Property and Equipment, net	97,934	118,531
Other Assets	468,626	69,198
Intangible Assets, net	2,166,119	2,532,453
Goodwill	4,183,232	4,183,232
Total assets	$21,920,078	$13,830,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,905,566	$2,013,460
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,562
Convertible debt	662,000	662,000
Deferred revenue	402,495	246,830
Total current liabilities	2,970,061	2,934,431

Convertible debt	7,464,267	-

Total liabilities	10,434,328	2,934,431

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 24,672,522 and 23,294,024 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	2,467	2,329
Additional paid in capital	132,439,724	126,581,702
Accumulated deficit	(121,200,667)	(115,899,939)
Accumulated comprehensive income	244,226	211,486
Total stockholders’ equity	11,485,750	10,895,578
Total liabilities and stockholders’ equity	$21,920,078	$13,830,009

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues:
Products and services	$607,362	$575,913
Lease income	-	13,086
Total revenues, net	607,362	588,999

Operating Expenses:
Cost of Sales	184,086	216,144
General and administrative	4,764,349	1,927,926
Research and development	537,883	322,010
Impairment loss	143,703	-
Depreciation and amortization	243,678	309,829
Total operating expenses	5,873,699	2,775,909

Loss from operations	(5,266,337)	(2,186,910)

Other Expense:
Other income	5,151	1,537
Interest expense, net	(33,221)	(297,438)
Other income expense, net	(28,070)	(295,901)

Income loss before income taxes	(5,294,407)	(2,482,811)

Income Tax Expense	(6,321)	(7,188)

Net loss	$(5,300,728)	$(2,489,999)

Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.13)

Weighted Average Shares Outstanding - Basic and Diluted	23,563,852	19,758,957

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Loss	$(5,300,728)	$(2,489,999)
Foreign currency translation gain	32,740	40,356
Comprehensive loss	$(5,267,988)	$(2,449,643)

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	1,866,989	-	-	1,866,989
Sale of common stock for cash, net of offering costs	1,063,514	106	3,146,834	-	-	3,146,940
Common stock issued with convertible debt	28,496	3	91,754	-	-	91,757
Common stock issued for working capital facility	100,000	10	302,990	-	-	303,000
Warrants for services with the issuance of convertible debt		-	449,474	-	-	449,474
Cashless stock option exercise	185,111	19	(19)	-	-	-
Cashless warrant exercise	1,377	-	-	-	-	-
Net loss	-	-	-	(5,300,728)	-	(5,300,728)
Foreign currency translation	-	-	-	-	32,740	32,740
Balances, March 31, 2022	24,672,522	$2,467	$132,439,724	$(121,200,667)	$244,226	$11,485,750

Balances, December 31, 2020	19,642,401	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Stock-based compensation	-	-	626,579	-	-	626,579
Convertible note converted to common stock	32,950	3	124,077	-	-	124,080
Cashless stock option exercise	178,120	18	(18)	-	-	-
Cashless warrant exercise	262,759	26	(26)	-	-	-
Net loss	-	-	-	(2,489,999)	-	(2,489,999)
Foreign currency translation	-	-	-	-	40,356	40,356
Balances, March 31, 2021	20,116,230	$2,011	$103,401,916	$(100,724,150)	$200,998	$2,880,775

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,300,728)	$(2,489,999)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	243,678	309,829
Stock-based compensation	1,866,989	626,579
Impairment charge	143,703	-
Amortization of debt discounts and issuance costs	12,657	131,674
Changes in operating assets and liabilities:
Accounts receivable	(54,540)	(543,955)
Net investment in direct financing lease	-	17,450
Other current assets	180,048	(63,582)
Inventory	(261,773)	129,863
Accounts payable and accrued expenses	(87,423)	(124,665)
Deferred revenue	155,665	319,192
Other liabilities	-	11,697
Net cash flows from operating activities	(3,101,724)	(1,675,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(450)	(4,424)
Investment in other assets	-	18,845
Net cash flows from investing activities	(450)	14,421

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	3,146,940	-
Proceeds from issuance of convertible debt, net of issuance costs	7,992,841	-
Proceeds from Paycheck Protection Program loan	-	485,760
Payment of fees for working capital facility	(300,000)	-
Payments on notes payable	(1,579)	-
Principal payments on capital lease obligation	(10,562)	(10,801)
Net cash flows from financing activities	10,827,640	474,959

Effect of Foreign Currencies	32,323	39,338

Net Change in Cash	7,757,789	(1,147,199)
Cash, Beginning of the Period	6,037,983	3,765,277
Cash, End of the Period	$13,795,772	$2,618,078

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$240	$8,779
Cash paid for income taxes	$148,793	$7,188

Non-cash Investing and Financing Activities:
Reclass from other assets to intangible assets	$-	$8,270
Settlement of accounts payable with issuance of common stock	$-	$349,376
Conversion of convertible note payable and accrued interest to common stock	$-	$6,232,340
Cashless option and warrant exercises	$19	$76
Common stock issued with convertible notes	$91,757	$-
Common stock for working capital facility	$303,000	$-
Warrants for services with the issuance of convertible debt	$449,474	$-

See notes to condensed consolidated financial statements.

IPSIDY INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Going Concern

As of March 31, 2022, the Company had an accumulated deficit of approximately $121.2 million. For the three months ended March 31, 2022 the Company earned revenue of approximately $0.6 million and incurred a loss from operations of approximately $5.3 million.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2021 and 2020 contained an emphasis of matter paragraph regarding the Company’s liquidity situation and management’s plan thereto.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, the Company has secured additional financing which management believes will provide adequate funding for its operations as it continues to invest in its product, people, and technology. The Company may need additional capital in the future but currently it believes it has sufficient funds to operate its business through December 31, 2023. See Notes 6, 8 and 10.

Subsequent Event

The Board of Directors of Ipsidy considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary IDaaS platform.  Accordingly, on May 4, 2022, the Board approved a plan to start to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa.

Colombia

The Company plans to exit the MultiPay business in Colombia in an orderly fashion through the end of the 2022, honoring our obligations to employees, customers and under applicable laws and regulations.  We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified family of products.

The Company will incur certain costs associated with its employees and other contractual obligations.  MultiPay will continue to service its customer base in the interim as it will look to minimize all such costs and in addition to realize proceeds from the potential disposition of its assets.  The Company cannot estimate the net costs to be incurred as a result of this decision at this time, but believes that the overall additional cash costs will not exceed $250,000.  The Company has not recorded the potential costs or write-down in the three months ended March 31, 2022.

South Africa

The Company plans to exit the Cards Plus business and will seek a buy out of our interests.  We have had preliminary discussions with one group but no definitive terms for the sale have been agreed at this point.

If we are successful in achieving a sale of our interest it is expected that there will be a net cash inflow resulting from the planned exit of our business in South Africa. There is no guarantee that we will be successful in finding a buyer for our interest, that such sale will be on acceptable terms or that this will result in a net cash inflow.  As a result of these preliminary discussions, the Company has decided to write-down the value of the Cards Plus intangible assets and has recorded an impairment charge of approximately $144,000 in the three months ended March 31, 2022.

In the three months ended March 31, 2022, MultiPay and Cards Plus revenue was approximately $69,000 and $373,000, respectively, and MultiPay had a loss of approximately $68,000 with Cards Plus contributing approximately $11,000 of net income.   These amounts do not include any corporate overhead allocation nor any amounts relating to the proposed exits.

The financial statements of Cards Plus and the Colombian operations have not been classified as discontinued operations as of March 31, 2022 as all required classification criteria under Accounting Standards Codification 205 were not met until May 2022.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021 because their effect was antidilutive:

Security
	2022	2021
Convertible notes payable	2,598,741	1,146,917
Warrants	1,544,633	1,411,308
Stock options	9,151,167	5,411,180
	13,294,541	7,969,405

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyalty ID and other types of cards. Inventories of kiosks held by IDGS S.A.S are stated at the lower of cost (using the first-in, first-out method) or net realizable value.

Inventories at March 31, 2022 and December 31, 2021 consist of cards inventory. As of March 31, 2022 and December 31, 2021, respectively, the Company recorded an inventory valuation allowance of approximately $23,000 and $20,000, respectively to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short-term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of March 31, 2022 and December 31, 2021, Cards Plus had approximately $332,000 and $48,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

Payment Processing – The Company recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, the Company also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Identity Solutions Software – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and/or for variable fees generated that are earned on a usage fee earned over time based on monthly transaction or user volumes and/or on a monthly flat fee rate. The Company had a contract liability of approximately $71,000 and $150,000 as of March 31, 2022, and December 31, 2021, respectively, for certain revenue that will be earned in future periods. Of the $71,000 of deferred revenue contract liability as of March 31, 2022, the majority will be earned during the balance of 2022. The majority of the deferred revenue contract liability as of December 31, 2020, was recognized in the quarter ended March 31, 2021. All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from identity services that could include multiple performance obligations. A performance obligation is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under U.S. GAAP is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions should meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service. During the three months ended March 31, 2022 and 2021, the Company provided annual software maintenance support services relating to previously licensed software on a stand ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

During the three months ended March 31, 2022, the Company had revenues from operations in North America, South America and Africa of $0.2 million, $0.1 million and $0.3 million, respectively, compared to $0.1 million, $0.1 million and $0.4 million, respectively, in the three months ended March 31, 2021.

Furthermore, the Company will capitalize the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. These incremental costs were immaterial in both three-month periods and the Company recognizes these costs as incurred as it typically relates to a period of less than 1 year as allowed by the practical expedient and the amounts in the period were immaterial.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any deferred contract costs or fees payable.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Property and equipment	$387,875	$387,875
Equipment under finance lease (see Note 10)	163,407	163,407
	551,282	551,282
Less Accumulated depreciation	(453,348)	(432,751)
Property and equipment, net	$97,934	$118,531

Depreciation expense totaled $20,597 and $14,525 for the three months ended March 31, 2022, and 2021, respectively.

NOTE 3 – OTHER ASSETS

Other assets consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2021	December 31, 2021

Unamortized working capital facility fees	$398,261	-
Other	70,365	69,168
	$468,626	$69,198

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from MultiPay and FIN and are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2022:

	Customer Relationships	Acquired and Developed Software	Patents	Total

Useful Lives	10 Years	5 Years	10 years

Carrying Value at December 31, 2021	$153,001	$2,238,882	$140,570	$2,532,453
Additions	-	-	450	450
Impairment of assets	(143,703)	-	-	(143,703)
Amortization	(9,298)	(209,814)	(3,969)	(223,081)
Carrying Value at March 31, 2022	$-	$2,029,068	$137,051	$2,166,119

The following is a summary of intangible assets as of March 31, 2022:

	Customer Relationships	Acquired and Developed Software	Patents	Total

Cost	$372,130	$4,476,271	$158,753	$5,007,154
Accumulated amortization	(372,130)	(2,447,203)	(21,702)	(2,841,035)
Carrying Value at March 31, 2022	$-	$2,029,068	$137,051	$2,166,119

Amortization expense totaled $223,081 and $298,095 for the three months ended March 31, 2022, and 2021, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,

Remainder of 2022	$712,608
2023	792,810
2024	527,965
2025	56,468
2026	15,875
2027	15,875
Thereafter	44,518
$2,166,119

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Trade payables	$693,246	$593,563
Accrued interest	50,103	33,533
Accrued payroll and related obligations	717,581	836,793
Current portion of operating lease liabilities	41,666	69,812
Other	402,970	479,759
Total	$1,905,566	$2,013,460

NOTE 6 – WORKING CAPITAL FACILTIY

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes (see Note 8) and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Credit Facility”). Pursuant to the Credit Facility, the Company agreed to pay a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Credit Facility.

Outstanding borrowings under the Credit Facility will accrue interest at 15% per annum. Drawdowns of the Credit Facility will be in tranches of not less than $500,000 up to the maximum amount of the Credit Facility, subject to the satisfaction of customary certifications and a certification from the Company that it has no more than $5 million of cash available to it as of the date of the drawdown request. The Credit Facility contemplates that the terms of the borrowings will be further set out in promissory notes that will contain representations and warranties and customary covenants and events of default. The Company will be permitted to prepay borrowings under the Credit Facility at any time, without penalty, in part or in full. Upon conversion or redemption of all amounts outstanding under the Convertible Notes and release of all security over the Company’s assets, the Company will provide a lien on the Company’s intellectual property assets to secure the Credit Facility.

There were no borrowings under the Credit Facility as of March 31, 2022. The unamortized deferred debt expense is approximately $597,000 of which $199,000 is included in other current assets and the balance in other assets.

NOTE 7 – NOTES PAYABLE, NET

The Company had an installment loan payable at a rate of 10.8% that was repaid as of March 31, 2022. The outstanding loan balance was $1,579 as of December 31, 2021.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

In connection with the issuance of the Convertible Notes, the Company issued 142,690 common stock warrants to the broker and its representatives with an estimated grant date fair value of approximately $449,000 which has been recorded as a reduction in the carrying value of the Convertible Notes.

The Company also has a note outstanding to the Stern Trust in the amount of $662,000 that earns interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $6.00 (the “Stern Note”). Theodore Stern, the Trustee of the Stern Trust was formerly a director of the Company. The maturity date of the Stern Note was previously February 29, 2022 and the Stern Trust and the Company have mutually agreed to extend the due date to December 31, 2022. The Stern Trust shall have the right at is sole option to extend the maturity date for a further six months after December 31, 2022, by service of written notice upon the Borrower at any time on or before December 31, 2022.

The following is a summary of the convertible notes payable outstanding as of March 31, 2022:

10.0% convertible note due December 31, 2022	$662,000
9.75% convertible notes due March 31, 2025	9,176,224

less:
Unamortized debt discount expense	(271,797)
Unamortized debt issuance expense	(1,440,160)
$8,126,267

Future maturities of convertible notes payable as of March 31, 2022:

2022	$662,000
2025	9,176,224
$9,838,224

NOTE 9 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

The maturity date of the Stern Trust was previously February 29, 2022 and the Stern Trust and the Company mutually agreed to extend the due date to December 31, 2022. Mr. Stern, the trustee of the Stern Trust, is a former Director of the Company.

During the quarter ended March 31, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 8.

Issuance of Common Stock

Two Directors and one Executive Officer invested $0.2 million in the common stock offering in the quarter ended March 31, 2022. See Note 10.

NOTE 10 – STOCKHOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2022, shares of common stock were issued as a result of the following transactions:

●

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID.ai’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 186,488 common shares of the Company.

During the quarter ended March 31, 2021, shares of common stock were issued as a result of the following non-cash transactions:

●	Convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 441,000 common shares of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2021	1,403,610	$4.61	3.0 years
Granted	142,690	$3.70	5.0 Years
Exercised/cancelled	(1,667)	$2.64	4.2 years
Outstanding at March 31, 2022	1,544,633	$4.18	2.91 years

Stock Options

The Company determined the grant date fair value of options granted for the quarter ended March 31, 2022, using the Black Scholes Method and the following assumptions:

Expected volatility	127%
Expected term	5 years
Risk free rate	2.14%
Dividend rate	0.00%

Activity related to stock options for the three months ended March 31, 2022, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	8,910,994	$4.50	7.5	$8,283,639
Granted	546,204	2.83	10.0	$-
Exercised	(281,031)	3.28	8.8	3,485,482
Forfeited/cancelled	(25,000)	12.93		-
Outstanding as of March 31, 2022	9,151,167	$6.34	6.7	$6,233,571
Exercisable as of March 31, 2022	4,676,151	$5.34	4.3	$5,271,207

The following table summarizes stock option information as of March 31, 2022:

Exercise Price	Outstanding	Weighted Average Contractual Life (Yrs.)	Exercisable
$.03 - $4.00	3,875,463	5.1	3,041,687
$4.01 - $7.00	151,667	4.5	151,667
$7.01 - $10.00	3,432,802	9.1	416,131
$10.01 - $15.97	1,691,235	5.6	1,066,666
	9,151,167	6.7	4,676,151

During the three months ended March 31, 2022, the Company recognized approximately $1,867,000 of stock option based compensation expense of which approximately $798,000 relates to market condition-based awards of directors and officers. As of March 31, 2022, there was approximately $14,528,000 of unrecognized compensation costs related to stock options outstanding that will be expensed through 2025.

NOTE 11 – LEASE OBLIGATION PAYABLE

The Company entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment is amortized on a straight-line basis over its lease term including the last payment (61 payments) which would transfer ownership to the Company. The cost basis of the lease equipment is $163,407 and the accumulated amortization as of March 31, 2022, is $131,261. The lease was fully paid off as of March 31, 2022.

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

Leases

For the three months ended March 31, 2022, lease expense was approximately $21,000 inclusive of short-term leases.

The lease related balances included in the Condensed Consolidated Balance Sheet as of March 31, 2022 were as follows:

Assets:

Current portion of operating lease ROU assets - included in other current assets	$46,383

Operating lease ROU assets – included in Other Assets	$-

Total operating lease assets	$46,383

Liabilities:

Current portion of ROU liabilities – included in Accounts payable and accrued expenses	$38,290

Long-term portion of ROU liabilities – included in Other liabilities	-

Total operating lease liabilities	$38,290

The original weighted average lease term was 1.8 years and the weighted average discount rate used in the calculations were 13.55%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2022:

2022	$39,318
Total operating lease payments	39,318
Less: Imputed interest	(1,028)
Total operating lease liabilities	$38,290

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

Long lived assets are in North America, South America and Africa. Most assets are intangible assets recorded from the acquisition of MultiPay (South America) in 2015 and FIN Holdings (North America and Africa) in 2016. Assets for North America, South America and Africa amounted to approximately $6.4 million, $0.1 million and $0.0 million, respectively.

Analysis of revenue by segment and geographic region and reconciliation to consolidated revenue, gross profit, and net loss are provided below. The Company has included in the schedule below an allocation of corporate overhead based on management’s estimate of resource requirements.

	(unaudited) Three Months Ended
	March 31, 2022	March 31, 2021
Net Revenues:
North America	$165,052	$148,060
South America	69,152	96,183
Africa	373,158	344,756
	607,362	588,999

Identity Management	538,210	492,816
Payment Processing	69,152	96,183
	607,362	588,999
Loss From Operations:
North America	(4,058,689)	(1,270,403)
South America	(572,881)	(731,688)
Africa	(634,767)	(184,819)
	(5,266,337)	(2,186,910)

Identity Management	(4,693,456)	(1,455,222)
Payment Processing	(572,881)	(731,688)
	(5,266,337)	(2,186,910)

Interest Expense	(33,221)	(297,438)
Other income/(expense)	5,151	1,537

Loss before income taxes	(5,294,407)	(2,482,811)

Income tax expense	(6,321)	(7,188)

Net loss	$(5,300,728)	$(2,489,999)

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

The Company also owns an entity in South Africa, Cards Plus, which manufactures secure plastic identity credentials and loyalty card products. On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa. See subsequent event.

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

Reconciliation of Net Loss to Adjusted EBITDA Loss

	For the Quarter Ended
	March 31, 2022	March 31, 2021
	(Unaudited)
Net loss	$(5,300,728)	$(2,489,999)

Add Back:

Interest Expense	33,221	297,438
Other expense/(income)	(5,151)	(1,537)
Severance cost	150,000	-
Depreciation and amortization	243,678	309,829
Taxes	6,321	7,188
Impairment loss	143,703	-
Stock compensation	1,866,989	626,579

Adjusted EBITDA (Non-GAAP)	$(2,861,967)	$(1,250,502)

Adjusted EBITDA loss for the quarter ended March 31, 2022, increased by approximately $1.6 million due to the Company’s investment in people, technology and marketing.

Three Months Ended March 31, 2022 and March 31, 2021

Revenues, net

During the three months ended March 31, 2022, the Company had revenues of approximately $607,000 compared to approximately $589,000 in the three months ended March 31, 2021. The increase in revenue is principally related to higher income at authID.ai, resulting from adding new customers for identity services offset by a reduction in revenue at Cards Plus and our Colombian business due to the impact of Covid-19.

Cost of sales

During the three months ended March 31, 2022, cost of sales was less than the cost of sales in the three months ended March 31, 2021 principally due to higher margin revenue at Cards Plus.

General and administrative expenses

During the three-month period ended March 31, 2022 compared to March 31, 2021, general and administrative expense increased by approximately $2.8 million principally due to higher non-cash stock compensation charges ($1.2 million), higher compensation, marketing, and professional fee costs as the Company makes investment in people, marketing and its product offering.

Research and development expenses

During the three-month period ended March 31, 2022 compared to March 31, 2021, research and development expenses increased by approximately $0.2 million as the Company increased staffing and third party resources as it focuses on key products initiatives.

Impairment loss

During the three months ended March 31, 2022, the Company recorded an impairment loss of approximately $144,000 associated with intangible assets at one of its reporting units.

Depreciation and amortization expense

During the three-month period ended March 31, 2022 compared to March 31, 2021, depreciation and amortization expense was approximately $0.1 million less as the Company reduced the value of certain legacy business asset values.

Interest expense

Interest expense decreased during the three-month period ended March 31, 2022, compared to March 31, 2021, principally due to the conversion of the majority of convertible notes, which were outstanding in 2021, into common shares in June 2021.

Liquidity and Capital Resources

The Company has approximately $13.8 million of cash on hand and working capital of approximately $12.0 million as of March 31, 2022, as the recent fund raise provided cash of approximately $11.4 million.

Cash used in operating activities was approximately $3.1 million and $1.7 million in the three months ended March 31, 2022 and March 31, 2021, respectively.

Cash provided by financing activities in the three months ended March 31, 2022, was as follows:

●	The Company entered into an SPA with the Note Investors, and, pursuant to the SPA, sold to the Note Investors the Convertible Notes with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70 per share. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we are issuing a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee.

●	The Company entered into Subscription Agreements with the PIPE Investors, and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors. The aggregate gross proceeds from the PIPE are approximately $3.3 million.

Additionally, the Company entered into a Credit Facility with an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the lender a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Credit Facility Agreement. There were no borrowings under the Credit Facility as of March 31, 2022.

The Company may need additional capital in the future but because of the above financing activities, we believe we have sufficient funds to operate its business through December 31, 2023.

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

Ukraine

The war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, India, South Africa and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by this conflict could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

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

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Subsequent Event

The Board of Directors of Ipsidy considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary IDaaS platform.  Accordingly, on May 4, 2022, the Board approved a plan to start to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa.

Colombia

The Company plans to exit the MultiPay business in Colombia in an orderly fashion through the end of 2022, honoring our obligations to employees, customers and under applicable laws and regulations.  We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified family of products.

The Company will incur certain costs associated with its employees and other contractual obligations.  MultiPay will continue to service its customer base in the interim as it will look to minimize all such costs and in addition to realize proceeds from the potential disposition of its assets.  The Company cannot estimate the net costs to be incurred as a result of this decision at this time, but believes that the overall additional cash costs will not exceed $250,000.  The Company has not recorded the potential costs or write-down in the three months ended March 31, 2022.

South Africa

The Company plans to exit the Cards Plus business and will seek a buy out of our interests.  We have had preliminary discussions with one group but no definitive terms for the sale have been agreed at this point.

If we are successful in achieving a sale of our interest it is expected that there will be a net cash inflow resulting from the planned exit of our business in South Africa. There is no guarantee that we will be successful in finding a buyer for our interest, that such sale will be on acceptable terms or that this will result in a net cash inflow.  As a result of these preliminary discussions, the Company has decided to write-down the value of the Cards Plus intangible assets and has recorded an impairment charge of approximately $144,000 in the three months ended March 31, 2022.

In the three months ended March 31, 2022, MultiPay and Cards Plus revenue was approximately $69,000 and $373,000, respectively, and MultiPay had a loss of approximately $68,000 with Cards Plus contributing approximately $11,000 of net income. These amounts do not include any corporate overhead allocation nor any amounts relating to the proposed exits.

The financial statements of Cards Plus and the Colombian operations have not been classified as discontinued operations as of March 31, 2022, as all required classification criteria under Accounting Standards Codification 205 were not met until May 2022.

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

In August the FASB issued a new standard (ASU 2021-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2021. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70 per share. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID.ai’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

Additionally, the Company entered into a Credit Facility with an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the Lender a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement.

The gross proceeds of the sale of the Convertible Notes and the PIPE were used to pay the expenses of those offerings and to provide working capital for the Company.

During the quarter ended March 31, 2022, the Company issued approximately 186,488 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options.

The securities described herein been offered and sold pursuant to exemptions from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder, for the sale of securities not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On March 21, 2022, the Company entered into a Credit Facility with Stephen J. Garchik, who is both a current shareholder of the Company and holds Senior Secured Convertible Notes (“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Senior Secured Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement. Upon request by Garchik and until the full amount due under the Credit Facility is repaid in full, the Company will provide for the nomination of one designee specified in writing by Garchik for appointment to our board of directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. The Company will be entitled to reject any nominee upon reasonable grounds, or the nominee may not be elected by the stockholders, in which case Garchik may nominate another person to be a director.

On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Credit Facility, was appointed as a member of the Board of Directors of the Company. Except as set forth above, there is no understanding or arrangement between Mr. Trelin and any other person pursuant to which Mr. Trelin was selected as a director of the Company.  Mr. Trelin does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mr. Trelin has not had direct or indirect material interest in any transaction or proposed transaction, in which the Company was or is a proposed participant exceeding $120,000.

On April 18, 2022, Mr. Trelin entered into a letter agreement with the Company pursuant to which he was appointed as a director of the Company in consideration of (i) an initial equity award having a Black Scholes value on the date of grant of $270,000, subject to annual vesting of one-third of the common shares over three years on the date of each Annual Meeting commencing with the 2022 Annual Meeting and (b) commencing following the Company’s 2023 Annual Meeting, assuming Mr. Trelin is re-elected to office, an annual equity award having a Black Scholes value on the date of grant of $90,000, subject to vesting over twelve months.

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement have a planned effective date of June 17, 2022 at which time Annie Pham will be appointed Chief Financial Officer in his place.

On April 25, 2022, Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022 or such other date as may be agreed. Ms. Pham will receive an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham will receive a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. The employment of Ms. Pham will be at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on her equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.  In the event of a termination upon a change of control or an involuntary termination, Ms. Pham is entitled to receive an amount equal to 100% of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for up to twelve months, at the Company’s expense. Upon commencing employment, Ms. Pham will be granted an option to acquire 350,000 shares of common stock with an exercise price equal to the closing price of the Company’s common stock on the date of grant and an exercise period of ten years subject to certain performance vesting requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (2)	Amended & Restated Bylaws
3.3 (3)	Certificate of Amendment dated June 1, 2021
4.1 (3)	Form of Stock Option
4.2 (4)	Form of 8.0% Convertible Note
4.3 (5)	Form of 15.0% Convertible Note
4.4 (5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (16)	Description of the Registrant’s Securities
10.1 (3)	Form of Director Agreement
10.2 (3)	Form of Indemnification Agreement
10.3 (11)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.4 (8)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31, 2017
10.5 (9)	2017 Incentive Stock Plan
10.7 (3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (14)	Ipsidy Inc. 2021 Equity Incentive Plan
10.14 (16)	Letter Agreement between Ipsidy Inc. and Thomas Szoke dated November 19, 2021
10.15 (15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (17)	Letter Agreement between Joseph Trelin and Ipsidy Inc. dated April 18, 2022
10.23 (18)	Letter Agreement between Annie Pham and Ipsidy Inc. dated April 18, 2022
14.1 (10)	Code of Ethics
21.1 (10)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 25, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSIDY INC.

	By:	/s/ Thomas L. Thimot
Thomas L. Thimot Chief Executive Officer
Principal Executive Officer

	By:	/s/ Stuart Stoller
Chief Financial Officer,
Principal Financial and Accounting Officer
Dated: May 9, 2022