Form 10-Q
period 2022-06-30
authID Inc.
filed 2022-08-09
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40747

authID Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1325 S. Colorado Blvd

Denver, CO 80222

(Address of principal executive offices) (zip code)

516-274-8700

(Registrant’s telephone number, including area code)

Ipsidy Inc., 670 Long Beach Boulevard, Long Beach, New York 11561

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2022
Common Stock, par value $0.0001	24,789,418 shares
Documents incorporated by reference:	None

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “authID”, the “Company,” “we,” “our,” “us,” and similar terms refer to authID Inc., a Delaware corporation and its subsidiaries. The Company was formerly known as Ipsidy Inc.

On July 18, 2022, Ipsidy Inc. changed its corporate name to authID Inc.

The information which appears on our website www.authID.ai is not part of this report.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$9,978,252	$5,767,276
Accounts receivable, net	38,076	26,846
Other current assets	997,113	502,721
Current assets held for sale	781,895	629,752
Total current assets	11,795,336	6,926,595

Property and Equipment, net	-	25,399
Other Assets	351,024	2,501
Intangible Assets, net	1,958,142	2,379,451
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	73,981	312,831
Total assets	$18,361,715	$13,830,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,784,682	$1,778,092
Convertible debt	662,000	662,000
Deferred revenue	45,644	199,007
Current liabilities held for sale	534,118	295,332
Total current liabilities	3,026,444	2,934,431
Non-current Liabilities:
Convertible debt	7,607,011	-
Total liabilities	10,633,455	2,934,431

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 24,789,418 and 23,294,024 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,478	2,329
Additional paid in capital	135,322,838	126,581,702
Accumulated deficit	(127,773,494)	(115,899,939)
Accumulated comprehensive income	176,438	211,486
Total stockholders’ equity	7,728,260	10,895,578
Total liabilities and stockholders’ equity	$18,361,715	$13,830,009

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Verified software license	$51,409	$18,499	$86,902	$33,021
Legacy authentication services	15,000	128,272	144,559	261,810
Total revenues, net	66,409	146,771	231,461	294,831

Operating expenses:
General and administrative	4,806,275	2,733,786	9,284,897	4,343,822
Research and development	915,628	347,173	1,453,492	669,183
Depreciation and amortization	244,448	299,239	460,833	579,435
Total operating expenses	5,966,351	3,380,198	11,199,222	5,592,440

Loss from continuing operations	(5,899,942)	(3,233,427)	(10,967,761)	(5,297,609)

Other income (expense):
Other income	-	480,156	3,240	480,156
Interest expense, net	(459,262)	(253,919)	(493,904)	(551,351)
Other income (expense), net	(459,262)	226,237	(490,664)	(71,195)

Loss from continuing operations before income taxes	(6,359,204)	(3,007,190)	(11,458,425)	(5,368,804)

Income tax expense	(7,316)	(1,028)	(8,100)	(6,947)

Loss from continuing operations	(6,366,520)	(3,008,218)	(11,466,525)	(5,375,751)

Loss from discontinued operations	(206,307)	(49,392)	(407,030)	(171,858)

Net loss	$(6,572,827)	$(3,057,610)	$(11,873,555)	$(5,547,609)

Net loss per share - Basic and Diluted
Continuing operations	$(0.26)	$(0.15)	$(0.48)	$(0.27)
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - Basic and Diluted	24,673,806	20,248,868	24,118,829	20,003,913

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(6,572,827)	$(3,057,610)	$(11,873,555)	$(5,547,609)
Foreign currency translation gain (loss)	(67,788)	1,669	(35,048)	42,025
Comprehensive loss	$(6,640,615)	$(3,055,941)	$(11,908,603)	$(5,505,584)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	4,499,107	-	-	4,499,107
Sale of common stock for cash, net of offering costs	1,063,514	106	3,146,834	-	-	3,146,940
Common stock issued with convertible debt	28,496	3	91,754	-	-	91,757
Common stock issued for working capital facility	100,000	10	302,990	-	-	303,000
Shares issued in lieu of interest	116,896	11	250,996	-	-	251,007
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	185,111	19	(19)	-	-	-
Cashless warrant exercise	1,377	-	-	-	-	-
Net loss	-	-	-	(11,873,555)	-	(11,873,555)
Foreign currency translation	-	-	-	-	(35,048)	(35,048)
Balances, June 30, 2022	24,789,418	$2,478	$135,322,838	$(127,773,494)	$176,438	$7,728,260

Balances, March 31, 2022	24,672,522	$2,467	$132,439,724	$(121,200,667)	$244,226	$11,485,750
Shares issued in lieu of interest	116,896	11	250,996	-	-	251,007
Stock-based compensation	-	-	2,632,118	-	-	2,632,118
Net loss	-	-	-	(6,572,827)	-	(6,572,827)
Foreign currency translation	-	-	-	-	(67,788)	(67,788)
Balances, June 30, 2022	24,789,418	$2,478	$135,322,838	$(127,773,494)	$176,438	$7,728,260

Balances, December 31, 2020	19,642,519	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Stock-based compensation	-	-	2,261,126	-	-	2,261,126
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible note converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Cashless stock option exercise	286,453	30	(30)	-	-	-
Cashless warrant exercise	262,759	26	(26)	-	-	-
Net loss	-	-	-	(5,547,609)	-	(5,547,609)
Foreign currency translation	-	-	-	-	42,025	42,025
Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017

Balances, March 31, 2021	20,116,348	$2,012	$103,401,916	$(100,724,150)	$200,998	$2,880,776
Stock-based compensation	-	-	1,634,546	-	-	1,634,546
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible note converted to common stock	1,138,346	114	6,108,146	-	-	6,108,260
Cashless stock option exercise	108,333	11	(11)	-	-	-
Net loss	-	-	-	(3,057,610)	-	(3,057,610)
Foreign currency translation	-	-	-	-	1,669	1,669
Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,873,555)	$(5,547,609)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	460,833	579,417
Stock-based compensation	4,499,107	2,261,126
Shares issued in lieu of interest	251,007	-
Amortization of debt discounts and issuance costs	210,722	237,435
Forgiveness of notes payable	-	(485,760)
Changes in operating assets and liabilities:
Accounts receivable	(11,230)	(86,607)
Net investment in direct financing lease	-	(46,560)
Other assets	(295,233)	(289,716)
Accounts payable and accrued expenses	6,587	780,062
Deferred revenue	(153,363)	289,102
Other liabilities	-	(47,809)
Adjustments relating to discontinued operations	422,423	(20,405)
Net cash flows from operating activities	(6,482,702)	(2,377,324)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,978)	-
Purchase of property and equipment – discontinued operations	(16,159)	(78,325)
Purchase of intangible assets	(6,306)	(10,829)
Net cash flows from investing activities	(30,443)	(89,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	3,146,940	-
Proceeds from issuance of convertible note payable, net of issuance costs	7,992,841	-
Cash paid for working capital facility	(300,000)	-
Proceeds from the exercise of warrants	-	485,760
Payments on notes payable – discontinued operations	(1,579)	(2,892)
Principal payments on capital lease obligation – discontinued operations	(10,582)	(19,224)
Net cash flows from financing activities	10,827,620	463,644

Effect of foreign currencies	(33,826)	42,971

Net change in cash	4,280,649	(1,959,863)
Cash, beginning of the period	5,767,276	3,506,171
Cash, beginning of the period – discontinued operations	270,707	259,106
Cash, end of the period – discontinued operations	(340,380)	(236,051)
Cash, end of the period	$9,978,252	$1,569,363
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest – discontinued operations	$-	$8,779
Cash paid for income taxes	$-	$-
Cash paid for income taxes – discontinued operations	$-	$-
Schedule of Non-cash Investing and Financing Activities:
Cashless option and warrant exercises	$19	$56
Common stock issued with convertible notes	$91,757	$-
Common stock for working capital facility	$303,000	$-
Warrants for services with the issuance of convertible debt	$449,474	$-
Settlement of accounts payable with issuance of common stock	$-	$349,376
Conversion of convertible note payable and accrued interest to common stock	$-	$6,232,340

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

Effective July 18, 2022, the Company changed its name to authID, Inc.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Global LATAM, IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, Cards Plus Pty Ltd. and Ipsidy Peru S.A.C. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

On May 4, 2022, the Board of Directors of authID, Inc. approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank and payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa. As of June 30, 2022 and December 31, 2021, MultiPay S.A.S., IDGS S.A.S (collectively “MultiPay”) and Cards Plus Pty Ltd. (“Cards Plus”) legal entities’ assets are presented as assets held for sale on the Company’s Condensed Consolidated Balance Sheets and their results from operations presented as discontinued operations as they met the criteria for discontinued operations under the applicable accounting guidance. See Discontinued Operations Note 9 for details.

Going Concern

As of June 30, 2022, the Company had an accumulated deficit of approximately $127.8 million. For the three and six months ended June 30, 2022 the Company earned revenue from continuing operations of approximately $0.1 million and 0.2 million and incurred a loss from continuing operations of approximately $6.4 million $11.5 million, respectively.

The reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2021 and 2020 contained an emphasis of matter paragraph regarding the Company’s liquidity situation and management’s plan thereto.

In March 2022, the Company secured additional financing which management believes will provide adequate funding for its operations as it continues to invest in its product, people, and technology. The Company may need additional capital in the future but currently it believes it has sufficient funds and credit facilities to operate its business through December 31, 2023. See Notes 5, 6 and 8.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.

Net Loss per Common Share

The Company computes net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months and six months ended June 30, 2022 and 2021 because their effect was antidilutive:

Security	2022	2021
Convertible notes payable	2,601,503	117,529
Warrants	1,304,356	1,411,308
Stock options	9,697,615	9,167,642
	13,603,474	10,696,479

Revenue Recognition

Starting in the quarter ended June 30, 2022, the Company separately reports Verified software license revenue from Legacy authentication services. Prior periods revenues are recast accordingly for comparison purpose.

The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and/or for variable fees generated that are earned on a usage fee earned over time based on monthly transaction or user volumes and/or on a minimum monthly flat fee rate. The Company had a contract liability of approximately $46,000 and $199,000 as of June 30, 2022, and December 31, 2021, respectively, for certain revenue that will be earned in future periods. Of the $46,000 of deferred revenue contract liability as of June 30, 2022, the majority will be earned during the balance of 2022. The majority of the deferred revenue contract liability as of December 31, 2021 related to legacy authentication services and was recognized in the quarter ended March 31, 2022. All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from our products that could include multiple performance obligations. A performance obligation is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under U.S. Generally Accepted Accounting Principles (“GAAP”) is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer.   Further, the Company has determined that the performance obligation to provide account access and facilitate transactions should meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service.

The Company also provided annual software maintenance support services relating to previously licensed software on a stand ready basis. These fees were billed in advance and recognized ratably over the requisite service period as legacy authentication revenue. The contract terminated on April 1, 2022.

Furthermore, the Company will capitalize the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. These incremental costs were immaterial in both three-month periods and the Company recognizes these costs as incurred as it typically relates to a period of less than one year as allowed by the practical expedient and the amounts in the period were immaterial.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any deferred contract costs or fees payable.

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at June 30, 2022 (unaudited) and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepaid Insurance	$493,715	$126,042
Unamortized working capital facility fees	199,156	-
Prepaid Marketing	80,551	157,972
Prepaid Third Party Services	135,676	57,354
Other	88,015	161,353
	$997,113	$502,721

Other assets consisted of the following at June 30, 2022 (unaudited) and December 31, 2021:

	June 30, 2022	December 31, 2021

Unamortized working capital facility fees	$348,524	$-
Other	2,400	2,501
	$351,024	$2,501

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30 ,2022 (unaudited):

	Acquired and Developed Software	Patents	Total

Useful Lives	5 Years	10 years

Carrying Value at December 31, 2021	$2,238,882	$140,570	$2,379,452
Additions	-	6,311	6,311
Amortization	(419,627)	(7,994)	(427,621)
Carrying Value at June 30,2022	$1,819,255	$138,887	$1,958,142

The following is a summary of intangible assets as of June 30, 2022 (unaudited):

	Acquired and Developed Software	Patents	Total

Cost	$4,476,271	$164,610	$4,640,881
Accumulated amortization	(2,657,016)	(25,723)	(2,682,739)
Carrying Value at June 30,2022	$1,819,255	$138,887	$1,958,142

Amortization expense totaled $428,00 and $597,000, for the six months ended June 30, 2022, and 2021, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,

Remainder of 2022	$427,855
2023	804,722
2024	580,409
2025	63,791
2026	16,456
2027	16,456
Thereafter	48,453
$1,958,142

There is no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of June 30, 2022.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2022 (unaudited) and December 31, 2021:

	June 30, 2022	December 31, 2021
Trade payables	$623,675	$548,087
Accrued interest	66,653	33,533
Accrued payroll and related obligations	782,907	783,144
Other	311,447	413,328
Total	$1,784,682	$1,778,092

NOTE 5 – WORKING CAPITAL FACILTIY

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes (see Note 6) and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Credit Facility”). Pursuant to the Credit Facility, the Company paid a facility commitment fee of 100,000 shares of our common stock with a fair market value of $3.03 per share upon the effective date of the Credit Facility. The value of the shares along with the $300,000 cash fee paid to the placement agent are being expensed over the life of the Credit Facility that has a term ending on March 31, 2025.

The outstanding borrowings under the Credit Facility will accrue interest at 15% per annum. Drawdowns of the Credit Facility will be in tranches of not less than $500,000 up to the maximum amount of the Credit Facility, subject to the satisfaction of customary certifications and a certification from the Company that it has no more than $5 million of cash available to it as of the date of the drawdown request. The Credit Facility contains customary representations and warranties and defined events of default. The Company will be permitted to prepay borrowings under the Credit Facility at any time, without penalty, in part or in full. Upon conversion or redemption of all amounts outstanding under the Convertible Notes and release of all security over the Company’s assets, the Company will provide a lien on the Company’s intellectual property assets to secure the Credit Facility.

There were no borrowings under the Credit Facility as of June 30, 2022. The unamortized deferred debt expense is approximately $548,000 of which $199,000 is included in Other current assets and the balance in Other assets.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 28,500  shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five quarterly interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

In the quarter ended June 30, 2022, the Company issued 116,896 shares of common stock for approximately $251,000 of interest owed from the effective date of the loan until June 30, 2022. The number of shares issued to each Note Investor was based on the VWAP of the common stock as defined in the Convertible Notes, or a higher minimum price per share for certain directors, in accordance with the terms of the Convertible Notes.

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

The following is a summary of the convertible notes payable outstanding as of June 30, 2022 (unaudited):

10.0% convertible note due December 31, 2022	$662,000
9.75% convertible notes due March 31, 2025	9,176,224

less:
Unamortized debt discount expense	(249,067)
Unamortized debt issuance expense	(1,320,146)
$8,269,011

Future maturities of convertible notes payable as of June 30,2022:

2022	$662,000
2025	9,176,224
$9,838,224

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

During the six months ended June 30, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 6. In connection with the payment of interest on the Convertible Notes, 10,978 shares were issued to two Directors and an affiliate of one of the Directors.

Issuance of Common Stock

Two Directors and one Executive Officer invested $0.2 million in the common stock offering in the quarter ended March 31, 2022. See Note 8.

Executive Officers Agreements

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective as of June 17, 2022 at which time Annie Pham was appointed as Chief Financial Officer in his place. In connection with his retirement, the Board of Director’s approved the vesting of approximately 122,222 stock options which were unvested as of June 17, 2022. Additionally, the Board of Directors approved a consulting arrangement for Mr. Stoller to provide transitional services.

On April 25, 2022, Hang Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41 with an exercise period of ten years subject to certain performance and market vesting requirements

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the six months ended June 30, 2022, shares of common stock were issued as a result of the following transactions:

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●

The Company issued 28,496 shares of our common stock to the Note Investors as an additional origination fee.  Additionally, on June 30, 2022, the Company issued 116,896 shares of common stock for approximately $251,000 of interest owed from the effective date of the Convertible Notes until June 30, 2022.

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 100,000 shares of our common stock with a fair market value of $3.03 per share upon the effective date of the Credit Facility

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 186,488 common shares of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2022 (unaudited):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2021	1,403,610	$4.61	3.0 years
Granted	142,690	$3.70	5.0 years
Exercised/cancelled	(241,944)	$4.49	0.1 years
Outstanding at June 30, 2022	1,304,356	$4.53	3.3 years

Stock Options

The Company determined the grant date fair value of options granted for the six months ended June 30, 2022, using the Black Scholes Method and a Monte Carlo simulation for those stock options granted with a market vesting condition and the following assumptions:

Expected volatility	123-127%
Expected term	5 years
Risk free rate	2.14%-3.38%
Dividend rate	0.00%

Activity related to stock options for the six months ended June 30, 2022 (unaudited), is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	8,910,994	$6.48	6.7	$67,488,214
Granted	1,141,541	$2.80	10.0	0
Exercised	(281,031)	$3.28	8.8	0
Forfeited/cancelled	(73,889)	$7.22		0
Outstanding as of June 30, 2022	9,697,615	$5.96	6.1	$403,078
Exercisable as of June 30, 2022	5,052,541	$5.45	4.4	$393,411

The following table summarizes stock option information  as of June 30, 2022 (unaudited):

Exercise Price	Outstanding	Contractual Life (Yrs.)	Exercisable
$.03 - $4.00	4,438,577	4.2	3,097,242
$4.01 - $7.00	151,667	4.1	151,667
$7.01 - $10.00	3,416,135	8.9	724,466
$10.01 - $15.97	1,691,236	5.3	1,079,166
	9,697,615	6.1	5,052,541

During the six months ended June 30, 2022, the Company recognized approximately $4,499,000 of stock option compensation expense of which approximately $1,396,000 relates to market condition-based awards of directors and officers. As of June 30, 2022, there was approximately $13,450,774 of unrecognized compensation costs related to stock options outstanding that is expected to be expensed through 2026.

NOTE 9 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary IDaaS platform.  Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

The Company plans to exit the Cards Plus business and is in discussions with a buyer to purchase the Company’s interests in Cards Plus.

The estimated sale price is $300,000 less selling costs which resulted in a charge of approximately $68,000 for the Cards Plus. In the six months ended June 30, 2022, the Company also recorded an impairment charge of approximately $144,000 for certain intangible assets of Cards Plus.

MultiPay business in Colombia

The Company plans to exit the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified family of products.

The Company will incur certain costs associated with its employees and other contractual obligations.  MultiPay will continue to service its customer base in the interim as it will look to minimize all such costs and in addition to realize proceeds from the potential disposition or use of its assets.

As of June 30, 2022, MultiPay has notified the customers and the impacted employees of the Company’s plan. MultiPay also communicated to each employee their compensation entitlements and severance packages under its retention plan and obligations under the appropriate statutes.

As of June 30, 2022, MultiPay is working with a major customer to implement a transition plan to provide an essential service for certain bill pay services which will probably result in the leasing and sale of certain of MultiPay’s proprietary software as well as the assumption by the customer of certain expenses.

The Company expects to incur costs associated with the proposed exit of the MultiPay business which include approximately $195,000 for payment to employees and consultants including statutory obligations and certain contingent retention bonuses; and approximately $57,000 for accelerated depreciation (non-cash) for certain assets which reflects their estimated remaining useful life.  In the six months ended June 30, 2022, MultiPay recorded $68,000 of additional expense for employee obligations during the transitional period. We should have a revenue offset to certain expenses as we solidify the sale of the assets.

MultiPay has accelerated the depreciation of certain assets with the effective date of the announcement to reflect the estimated remaining useful life.

The operations of Cards Plus and MultiPay for the three and six months ended June 30, 2022 on a consolidated basis are below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Discontinued Operations

Total Revenues, net	$579,246	$431,010	$1,021,556	$871,949

Operating expenses:
Cost of sales	336,540	156,905	520,064	371,228
General and administrative	372,750	315,914	658,132	635,625
Impairment loss	67,984	-	211,703	-
Depreciation and amortization	11,572	15,351	39,774	44,984
Total operating expenses	788,846	488,170	1,429,673	1,051,837

Loss from operations	(209,600)	(57,160)	(408,117)	(179,888)

Other income (expense):
Other income	4,334	11,725	8,029	13,262
Interest expense, net	-	(2,631)	(364)	(2,637)
Other income, net	4,334	9,094	7,665	10,625

Loss before income taxes	(205,266)	(48,066)	(400,452)	(169,263)

Income tax expense	(1,041)	(1,326)	(6,578)	(2,595)

Loss from discontinued operations	$(206,307)	$(49,392)	$(407,030)	$(171,858)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cards Plus

Total Revenues, net	$510,142	$334,679	$883,300	$679,435

Operating Expenses:
Cost of Sales	336,540	156,905	520,064	371,228
General and administrative	167,390	151,453	322,699	286,977
Impairment loss	67,984	-	211,703	-
Depreciation and amortization	4,667	16,113	25,897	35,233
Total operating expenses	576,581	324,471	1,080,363	693,438

Income (loss) from operations	(66,439)	10,208	(197,063)	(14,003)

Other income (expense):
Other income	3,468	1,914	6,816	3,451
Interest expense, net	-	(1,111)	(364)	(2,637)
Other income, net	3,468	803	6,452	814

Income (loss) before income taxes	(62,971)	11,011	(190,611)	(13,189)

Income tax expense	-	-	(4,681)	-

Income (loss) from discontinued operations	$(62,971)	$11,011	$(195,292)	$(13,189)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
MultiPay

Total Revenues, net	$69,104	$96,331	$138,256	$192,514

Operating Expenses:
General and administrative	205,360	164,461	335,433	348,648
Depreciation and amortization	6,905	(762)	13,877	9,751
Total operating expenses	212,265	163,699	349,310	358,399

Loss from operations	(143,161)	(67,368)	(211,054)	(165,885)

Other Income:
Other income	866	8,291	1,213	9,811

Loss before income taxes	(142,295)	(59,077)	(209,841)	(156,074)

Income tax expense	(1,041)	(1,326)	(1,897)	(2,595)

Loss from discontinued operations	$(143,336)	$(60,403)	$(211,738)	$(158,669)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows (unaudited):

	June 30, 2022	December 31, 2021
Discontinued Operations
Current assets:
Cash	$340,380	$270,707
Accounts receivable, net	105,844	110,977
Inventory	301,837	153,149
Other current assets	33,834	94,919
Current assets held for sale	781,895	629,752

Noncurrent assets:
Property and equipment, net	56,891	93,132
Intangible assets	-	153,004
Other assets	17,090	66,695
Noncurrent assets held for sale	73,981	312,831

Total assets held for sale	$855,876	$942,583

Current liabilities:
Accounts payable and accrued expenses	$259,217	$235,348
Deferred revenue	274,901	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,582
Total liabilities held for sale	$534,118	$295,332

	June 30, 2022	December 31, 2021
Cards Plus
Current assets:
Cash	$325,247	$182,518
Accounts receivable, net	36,139	88,235
Inventory	301,837	153,149
Other current assets	9,306	52,678
Current assets held for sale	672,529	476,580

Noncurrent assets:
Property and equipment, net	-	24,619
Intangible assets	-	153,004
Noncurrent assets held for sale	-	177,623

Total assets held for sale	$672,529	$654,203

Current liabilities:
Accounts payable and accrued expenses	$121,195	$122,725
Deferred revenue	274,901	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,582
Total liabilities held for sale	$396,096	$182,709

	June 30, 2022	December 31, 2021
MultiPay
Current Assets:
Cash	$15,133	$88,189
Accounts receivable, net	69,705	22,742
Other current assets	24,528	42,241
Current assets held for sale	109,366	153,172

Noncurrent Assets:
Property and equipment, net	56,891	68,513
Other assets	17,090	66,695
Noncurrent assets held for sale	73,981	135,208

Total assets held for sale	$183,347	$288,380

Current Liabilities:
Accounts payable and accrued expenses	$138,022	$112,623
Total liabilities held for sale	$138,022	$112,623

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow from operating activities related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,030)	$(171,858)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	39,774	45,002
Impairment of intangible assets	211,703	-
Changes in operating assets and liabilities:
Accounts receivable	6,332	(41,323)
Net investment in direct financing lease	(17,306)	81,931
Other current assets	106,920	(18,763)
Inventory	(140,653)	113,870
Accounts payable and accrued expenses	(11,425)	(135,413)
Deferred revenue	227,078	(65,709)
Adjustments relating to discontinued operations	422,423	(20,405)
Cashflows from discontinued operations	$15,393	$(192,263)

Notes to Financial Statements – Discontinued Operations

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyalty ID and other types of cards.

Inventories at June 30, 2022 and December 31, 2021, consist of cards inventory. As of June 30, 2022 and December 31, 2021, respectively, the Company recorded an inventory valuation allowance of approximately $23,000 and $20,000, respectively to reflect net realizable value of the cards inventory.

Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Revenue Recognition

Cards Plus recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short-term nature of the contracts. As of June 30, 2022 and December 31, 2021, Cards Plus had approximately $275,000 and $48,000, respectively, of contract liability from payments received in advance that will be earned in future periods.

MultiPay recognizes revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, MultiPay also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

Revenue related to direct financing leases is outside the scope of Topic 606 and is recognized over the term of the lease using the effective interest method.

Note Payable

Cards Plus had an installment loan payable at a rate of 10.8% that was repaid in full the first quarter of 2022. The outstanding loan balance was $1,579 as of December 31, 2021.

Lease Obligation

Cards Plus entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment was amortized on a straight-line basis over its lease term including the last payment (61 payments) and ownership transferred to the Company. The lease was fully paid off as of June 30, 2022.

Impairment loss

During the six months ended June 30, 2022, Cards Plus recorded an impairment loss of approximately $143,000 associated with its intangible assets. We also recorded an additional $68,000 reserve as we estimate net realizable value of the net assets held for sale will be lower than their net book value.

Leases

In October 2021, MultiPay entered into a one-year lease for approximately $2,900 per month in Bogota, Colombia. MultiPay provided notice that it will not be renewing the current lease.

Cards Plus leases space for its operation in South Africa. The lease term was through June 30, 2022, and the facility is being rented on a month-to-month basis. The approximate monthly rent is $8,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Leases

The Company rented office space in Long Beach, New York at a monthly cost of $2,500. The agreement was month to month and was terminated on July 31, 2022. The agreement was between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, a former CEO and Board Member along with his family.

In July 2022, the Company signed a new lease agreement and moved its headquarters to Denver, Colorado. The new office monthly lease cost approximates $1,500 per month.

For the six months ended June 30, 2022, lease expense was approximately $80,000 inclusive of short-term leases of which $13,000 was for continuing operations and $67,000 was for discontinued operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”)  is a leading provider of secure, mobile, biometric identity verification software products branded “VerifiedTM”, delivered by an easy to integrate Identity as a Service (IDaaS) platform. Our mission is ultimately to eliminate all passwords and to be the preferred global platform for biometric identity authentication. Our vision is to enable every organization to “Recognise Your Customer” instantly, without friction or loss of privacy, powered by the most sophisticated biometric and artificial intelligence technologies.

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived through the Covid 19 pandemic since 2020. Identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers, benefits fraud - it seems like these words have entered our daily lexicon overnight. These are significant impediments to the operations and growth of any business or organization, and dealing with the risks and consequences of these criminal activities has created significant friction in both time, cost and lost opportunity. Consider all the outdated methods that organizations have implemented in order to prevent fraud. The requests to receive and enter one-time passwords, that can be easily hijacked. The vulnerable security questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks, with little added protection from fraud. Surely there is a better way to address these challenges? authID believes there is.

authID provides secure, facial biometric, identity verification, and strong customer authentication. We maintain a global, cloud-based IDaaS platform for our enterprise customers to enable their users to easily verify and authenticate their identity through a mobile device or desktop (with camera) of their choosing (without requiring dedicated hardware, or authentication apps). We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

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

Our management believes that some of the advantages of our IDaaS Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products requiring cost-effective, secure, and configurable mobile solutions. Our target markets include cybersecurity, workforce, banking, fintech and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance the platform, which are intended to allow us to achieve our goals. One of the principal intended areas of investment is to enhance and expand our use of artificial intelligence in proprietary software, that we believe will increase our value to enterprise customers and stockholders alike.

authID is dedicated to developing advanced methods of protecting consumer privacy and deploying ethical and socially responsible AI. authID is developing a culture that proactively encourages and rewards our employees for considering the ethical implications of our products. We believe that a proactive commitment to ethical AI presents a strong business opportunity for authID and will enable us to bring more accurate products to market more quickly and with less risk to better serve our global user base. Our methods to achieve ethical AI include engaging the users of our products with informed consent, prioritizing the security of our user’s personal information, considering and avoiding potential bias in our algorithms, and monitoring of algorithm performance in our applications.

The Company also owns an entity in South Africa, Cards Plus and in Colombia, MultiPay. On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa. See Discontinued Operations.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed our name from Ipsidy Inc. to authID Inc. on July 18, 2022.

Our Common Stock is traded on the Nasdaq Capital Market under the trading symbol “AUID”. Our corporate headquarters have been relocated to 1325 S. Colorado, Blvd., Building A Suite 322, Denver, CO 80222 and our main phone number remains as is (516) 274-8700. We maintain a website at www.authID.ai. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Adjusted EBITDA – Continuing Operations

This discussion includes information about Adjusted EBITDA – Continuing Operations that is not prepared in accordance with GAAP. Adjusted EBITDA- Continuing Operations is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA – Continuing Operations is a non-GAAP financial measure that represents GAAP loss from continuing operations adjusted to exclude (1) interest expense, (2) interest income, (3) income tax expense, (4) depreciation and amortization, (5) stock-based compensation expense and (6) certain other items management believes affect the comparability of operating results.

Management believes that Adjusted EBITDA – Continuing Operations, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA – Continuing Operations is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA – Continuing Operations as a measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business.

Adjusted EBITDA – Continuing Operations has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA – Continuing Operations does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA – Continuing Operations does not reflect changes in, or cash requirements for, our working capital needs;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA – Continuing Operations does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA – Continuing Operations does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Because of these limitations, adjusted EBITDA – Continuing Operations should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA Continuing Operations only as a supplement to our GAAP results.

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Loss from continuing operations	$(6,366,520)	$(3,008,218)	$(11,466,525)	$(5,375,751)

Add back:

Interest expense	459,262	253,919	493,904	551,351
Other (income)	-	(480,156)	(3,240)	(480,156)
Severance cost	-	-	150,000	-
Depreciation and amortization	244,448	299,239	460,833	579,435
Taxes	7,316	1,028	8,100	6,947
Stock compensation	2,632,118	1,634,546	4,499,107	2,261,126

Adjusted EBITDA continuing operations (Non-GAAP)	$(3,023,376)	$(1,299,642)	$(5,857,821)	$(2,457,048)

Adjusted EBITDA loss continuing operations for the quarter and six months ended June 30, 2022, increased by approximately $1.7 million and $3.4 million due to the Company’s investment in people, technology, and marketing.

Three and Six Months Ended June 30, 2022 and June 30, 2021 – Continuing Operations

Revenues, net

During the three and six months ended June 30, 2022, the Company revenues from Verified software license were approximately $51,000 and $87,000 compared to approximately $18,000 and $33,000 in the three and six months ended June 30, 2021. Verified software license revenue increased as we acquired new customers.

Legacy authentication services revenues were $15,000 and $145,000, respectively during the three months and six months ended June 30, 2022 compared to approximately $128,000 and $262,000, respectively for the three months and six months ended June 30, 2021. Revenue from Legacy authentication services dropped significantly due to the loss of a large customer that decommissioned an older product offering as of April 1, 2022.

General and administrative expenses

During the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, general and administrative expense increased by approximately $2.1 million and $4.9 million principally due to higher non-cash stock compensation charges ($0.7 million and $2.3 million), higher compensation, marketing, and professional fee costs as the Company makes investment in people, marketing and its product offering.

Research and development expenses

During the three-month and six-month periods ended June 30, 2022 compared to June 30, 2021, research and development expenses increased by approximately $0.6 million and $0.8 million as the Company increased staffing and third party resources as it focuses on key products initiatives.

Depreciation and amortization expense

During the three and six months ended June 30, 2022 compared to June 30, 2021, depreciation and amortization expense was approximately $0.1 and $0.1 million less as the Company reduced the value of certain legacy business asset values.

Interest expense

Interest expense increased during the three-month period ended June 30, 2022 compared to June 30, 2021 principally due to the issuance of $9.2 million of convertible notes in mid-March 2022. Interest expense decreased during the six months ended quarter ended June 30, 2022 as a majority of the 2020 convertible notes were outstanding for all of the period in 2021, and were converted into common shares at the end of June 2021.

Discontinued operations

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary IDaaS platform.  Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

The Company plans to exit the Cards Plus business and is in discussions with a buyer to purchase the Company’s interests in Cards Plus.

The estimated sale price is $300,000 less selling costs. In the six months ended June 30, 2022, the Cards Plus recorded an impairment charge of approximately $144,000 for certain intangible assets of Cards Plus.

MultiPay business in Colombia

The Company plans to exit the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified family of products.

The Company will incur certain costs associated with its employees and other contractual obligations.  MultiPay will continue to service its customer base in the interim as it will look to minimize all such costs and in addition to realize proceeds from the potential disposition or use of it assets.

The Company as of June 30, 2022, has notified the customers and the impacted employees of the Company’s plan. The Company also communicated to each employee their compensation entitlements and severance packages under the MultiPay retention plan and obligations under the appropriate statutes.

As of June 30, 2022, the Company is working with a major customer to implement a transition plan to provide an essential service for certain bill pay services which will probably result in the leasing and sale of certain of MultiPay’s proprietary software as well as the assumption by the Customer of certain expenses.

In the six months ended June 30, 2022, MultiPay recorded $68,000 of additional expense for employee obligations during the transitional period. We should have a revenue offset to certain expenses as we solidify the sale of the assets.

In the three and six months ended June 30,2022, Cards Plus revenue was approximately $510,000 and $883,000, respectively. MultiPay revenue in those periods was approximately $69,000 and $138,000, respectively. Cards Plus had losses of $63,000 and $195,000, for the three and six months ended June 30, 2022, respectively. MultiPay had losses of approximately $143,000 and $212,000, respectively in the same periods.

The financial statements of Cards Plus and the MultiPay have been classified as discontinued operations as of June 30, 2022, as all required classification criteria under appropriate accounting guidance were met as of June 30, 2022.

Liquidity and Capital Resources

The Company has approximately $10.0 million of cash on hand and approximately $8.8 million of working capital as of June 30 ,2022, as the fund raise in March 2022 provided cash of approximately $11.4 million.

The Company also has a $10.0 million unsecured working capital facility which has no borrowings outstanding as of June 30, 2022.

Cash used in operating activities was approximately $6.5 million and $2.4 million in the six months ended June 30, 2022 and June 30, 2021, respectively.

Cash provided by financing activities in the six months ended June 30, 2022, was as follows:

●	The Company entered into an SPA with the Note Investors, and, pursuant to the SPA, sold to the Note Investors the Convertible Notes with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70 per share. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and issued a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee. Net proceeds from issuance of convertible notes are approximately $8 million.

●	The Company entered into Subscription Agreements with the PIPE Investors, and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors. The aggregate gross proceeds from the PIPE are approximately $3.3 million.

Additionally, the Company entered into a Credit Facility with an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company paid the lender a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Credit Facility.

The Company may need additional capital in the future but because of the above financing activities, we believe we have sufficient funds and credit facilities to operate our business through December 31, 2023.

Covid 19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed.

Recently we have seen our business opportunities develop more slowly as business partners and potential customers include Covid-19 considerations and working remotely can cause a delay in decision making and finalization of negotiations and agreements.

Ukraine

The ongoing war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore causing uncertainty. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, India, South Africa and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by this conflict could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

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

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe unfolds, we may see increased volatility in financial markets which may make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available on acceptable terms. All or any of these risks separately, or in combination, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

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

During the quarter ended June 30, 2022, the Company issued approximately 186,488 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options.

The gross proceeds of the sale of the Convertible Notes and the PIPE were used to pay the expenses of those offerings and to provide working capital for the Company. The shares issued in connection with Convertible Notes, the PIPE and the Credit Facility were subsequently registered under a resale registration statement on Form S-3.

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

On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Credit Facility, was appointed as a member of the Board of Directors of the Company. Except as set forth above, there is no understanding or arrangement between Mr. Trelin and any other person pursuant to which Mr. Trelin was selected as a director of the Company.  Mr. Trelin does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or an executive officer.  Mr. Trelin has not had direct or indirect material interest in any transaction or proposed transaction in which the Company was or is a proposed participant exceeding $120,000.

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

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective as of June 17, 2022.

On April 25, 2022, Hang Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022. Ms. Pham will receive an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. The employment of Ms. Pham will be at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on her equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.  In the event of a termination upon a change of control or an involuntary termination, Ms. Pham is entitled to receive an amount equal to 100% of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for up to twelve months, at the Company’s expense. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41, an exercise period of ten years and is subject to certain performance vesting requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (19)	Amended & Restated Bylaws of authID Inc. as of July 18, 2022
3.3 (3)	Certificate of Amendment dated June 1, 2021
3.4 (19)	Certificate of Amendment to its Amended and Restated Certificate of Incorporation as of July 18, 2022
4.1 (3)	Form of Stock Option
4.2 (4)	Form of 8.0% Convertible Note
4.3 (5)	Form of 15.0% Convertible Note
4.4 (5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (16)	Description of the Registrant’s Securities
10.1 (3)	Form of Director Agreement
10.2 (3)	Form of Indemnification Agreement
10.3 (11)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.4 (8)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31, 2017
10.5 (9)	2017 Incentive Stock Plan
10.7 (3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (14)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (16)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (17)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (18)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
14.1 (10)	Code of Ethics
21.1 (10)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(18)	Incorporated by reference to the Form 8-K current Report filed with the Securities and Exchange Commission on April 27, 2022.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID, Inc.

	By:	/s/ Thomas L. Thimot
Thomas L. Thimot
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Hang Thi Bich Pham
Chief Financial Officer,
Principal Financial and Accounting Officer
Dated: August 9, 2022