Form 10-Q
period 2022-09-30
authID Inc.
filed 2022-11-10
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-40747

authID Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 S. Colorado Blvd

Denver, CO 80222

(Address of principal executive offices) (zip code)

516-274-8700

(Registrant’s telephone number, including area code)

1325 S. Colorado Blvd

Denver, CO 80222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, par value $0.0001	25,030,964 shares
Documents incorporated by reference:	None

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “authID” “authID.ai,” the “Company,” “we,” “our,” “us,” and similar terms refer to authID Inc., a Delaware corporation and its subsidiaries. The Company was formerly known as Ipsidy Inc.

On July 18, 2022, Ipsidy Inc. changed its corporate name to authID Inc.

The information which appears on our website www.authID.ai is not part of this report.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$7,105,967	$5,767,276
Accounts receivable, net	36,080	26,846
Other current assets	1,009,323	502,721
Current assets held for sale	81,412	629,752
Total current assets	8,232,782	6,926,595

Property and Equipment, net	-	25,399
Other Assets	300,172	2,501
Intangible Assets, net	1,744,143	2,379,451
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	28,857	312,831
Total assets	$14,489,186	$13,830,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,007,631	$1,778,092
Convertible debt	662,000	662,000
Deferred revenue	96,933	199,007
Current liabilities held for sale	100,368	295,332
Total current liabilities	2,866,932	2,934,431
Non-current Liabilities:
Convertible debt	7,699,754	-
Total liabilities	10,566,686	2,934,431

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.0001 par value, 250,000,000 and 1,000,000,000 shares authorized; 24,914,418 and 23,294,024 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,490	2,329
Additional paid in capital	137,889,398	126,581,702
Accumulated deficit	(134,108,443)	(115,899,939)
Accumulated comprehensive income	139,055	211,486
Total stockholders’ equity	3,922,500	10,895,578
Total liabilities and stockholders’ equity	$14,489,186	$13,830,009

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Verified software license	$30,023	$12,281	$116,925	$45,302
Legacy authentication services	-	157,068	144,559	418,878
Total revenues, net	30,023	169,349	261,484	464,180

Operating Expenses:
General and administrative	3,914,580	4,467,040	11,583,798	8,526,671
Research and development	1,620,344	811,724	4,689,515	1,765,098
Depreciation and amortization	213,049	288,731	673,882	868,166
Total operating expenses	5,747,973	5,567,495	16,947,195	11,159,935

Loss from continuing operations	(5,717,950)	(5,398,146)	(16,685,711)	(10,695,755)

Other Income (Expense):
Other income (expense), net	(42,148)	491,643	(38,908)	971,799
Interest expense, net	(437,301)	(29,577)	(931,205)	(580,928)
Other income (expense), net	(479,449)	462,066	(970,113)	390,871

Loss from continuing operations before income taxes	(6,197,399)	(4,936,080)	(17,655,824)	(10,304,884)

Income tax (expense) benefit	7,052	2,393	(1,048)	(4,554)

Loss from continuing operations	(6,190,347)	(4,933,687)	(17,656,872)	(10,309,438)

Gain (Loss) from discontinued operations	43,645	(265,218)	(363,385)	(437,076)
Loss from sale of a discontinued operation	(188,247)	-	(188,247)	-
Total loss from discontinued operations	(144,602)	(265,218)	(551,632)	(437,076)

Net loss	$(6,334,949)	$(5,198,905)	$(18,208,504)	$(10,746,514)

Net Loss Per Share – Basic and Diluted
Continuing operations	$(0.25)	$(0.22)	$(0.73)	$(0.50)
Discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding – Basic and Diluted	24,821,962	22,088,865	24,353,206	20,703,970

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,334,949)	$(5,198,905)	$(18,208,504)	$(10,746,514)
Foreign currency translation gain (loss)	(37,383)	18,966	(72,431)	60,991
Comprehensive loss	$(6,372,332)	$(5,179,939)	$(18,280,935)	$(10,685,523)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	6,726,871	-	-	6,726,871
Sale of common stock for cash, net of offering costs	1,063,514	106	3,146,834	-	-	3,146,940
Common stock issued with convertible debt	28,496	3	91,754	-	-	91,757
Common stock issued for working capital facility	100,000	10	302,990	-	-	303,000
Shares issued in lieu of interest	191,714	18	473,794	-	-	473,812
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	185,111	19	(19)	-	-	-
Cashless warrant exercise	1,377	-	-	-	-	-
Warrant exercise for cash	36,668	4	65,999	-	-	66,003
Convertible note converted to common stock	13,514	1	49,999	-	-	50,000
Net loss	-	-	-	(18,208,504)	-	(18,208,504)
Foreign currency translation	-	-	-	-	(72,431)	(72,431)
Balances, September 30, 2022	24,914,418	$2,490	$137,889,398	$(134,108,443)	$139,055	$3,922,500

Balances, June 30, 2022	24,789,418	$2,478	$135,322,838	$(127,773,494)	$176,438	$7,728,260
Shares issued in lieu of interest	74,818	7	222,798	-	-	222,805
Warrant exercise for cash	36,668	4	65,999	-	-	66,003
Convertible note converted to common stock	13,514	1	49,999	-	-	50,000
Stock-based compensation	-	-	2,227,764	-	-	2,227,764
Net loss	-	-	-	(6,334,949)	-	(6,334,949)
Foreign currency translation	-	-	-	-	(37,383)	(37,383)
Balances, September 30, 2022	24,914,418	$2,490	$137,889,398	$(134,108,443)	$139,055	$3,922,500

Balances, December 31, 2020	19,642,401	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Sale of common stock for cash	1,642,856	164	10,282,834			10,282,998
Stock-based compensation	-	-	4,795,069	-	-	4,795,069
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible note converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Stock option exercise for cash	4,802	1	24,659	-	-	24,660
Warrant exercise for cash	60,834	6	273,747	-	-	273,753
Cashless stock option exercise	412,569	40	(40)	-	-	-
Cashless warrant exercise	263,661	27	(27)	-	-	-
Net loss	-	-	-	(10,746,514)	-	(10,746,514)
Foreign currency translation	-	-	-	-	60,991	60,991
Balances, September 30, 2021	23,198,419	$2,319	$124,609,145	$(108,980,665)	$221,633	$15,852,432

Balances, June 30, 2021	21,363,027	$2,137	$111,493,973	$(103,781,760)	$202,667	$7,917,017
Sale of common stock for cash	1,642,856	164	10,282,834	-	-	10,282,998
Stock-based compensation	-	-	2,533,943	-	-	2,533,943
Stock option exercise for cash	4,802	1	24,659	-	-	24,660
Warrant exercise for cash	60,834	6	273,747	-	-	273,753
Cashless stock option exercise	125,998	11	(11)	-	-	-
Cashless warrant exercise	902	-	-	-	-	-
Net loss	-	-	-	(5,198,905)	-	(5,198,905)
Foreign currency translation	-	-	-	-	18,966	18,966
Balances, September 30, 2021	23,198,419	$2,319	$124,609,145	$(108,980,665)	$221,633	$15,852,432

 See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,208,504)	$(10,746,514)
Adjustments to reconcile net loss with cash flows from operations:
Loss from sale of discontinued operation	188,247	-
Depreciation and amortization expense	674,836	860,313
Stock-based compensation	6,726,871	4,795,069
Shares issued in lieu of interest	473,812	-
Amortization of debt discounts and issuance costs	403,244	554,020
Forgiveness of notes payable	-	(971,522)
Changes in operating assets and liabilities:
Accounts receivable	(9,234)	(520,027)
Net investment in direct financing lease	-	61,044
Other assets	(161,884)	(606,360)
Accounts payable and accrued expenses	235,050	565,011
Deferred revenue	(102,074)	179,512
Other liabilities	-	(47,809)
Discontinued operations	226,586	355,391
Net cash flows from operating activities	(9,553,050)	(5,521,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	146,728	-
Cash disposed of from the sale of a discontinued operation	(299,505)	-
Purchase of property and equipment	(7,981)	-
Purchase of property and equipment – discontinued operations	(16,159)	(79,703)
Purchase of intangible assets	(6,311)	(23,702)
Net cash flows from investing activities	(183,228)	(103,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	3,146,940	10,282,998
Proceeds from issuance of convertible note payable, net of issuance costs	7,992,841	-
Proceeds from exercise of warrants	66,003	273,753
Proceeds from exercise of stock options	-	24,660
Proceeds from paycheck protection program	-	485,762
Cash paid for working capital facility	(300,000)	-
Payments on notes payable – discontinued operations	(1,579)	(4,400)
Principal payments on capital lease obligation – discontinued operations	(10,582)	(28,981)
Net cash flows from financing activities	10,893,623	11,033,792

Effect of Foreign Currencies	(78,019)	59,607

Net Change in Cash	1,079,326	5,468,122
Cash, Beginning of the Period	5,767,276	3,506,171
Cash, Beginning of the Period – Discontinued Operations	270,707	259,106
Cash, End of the Period – Discontinued Operations	(11,342)	(174,247)
Cash, End of the Period	$7,105,967	$9,059,152

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest – discontinued operations	$-	$8,779
Cash paid for income taxes	$861	$2,193
Cash paid for income taxes – discontinued operations	$9,068	$4,493

Schedule of Non-cash Investing and Financing Activities:
Cashless option and warrant exercises	$19	$67
Common stock issued with convertible notes	$91,757	$-
Common stock for working capital facility	$303,000	$-
Warrants for services with the issuance of convertible debt	$449,474	$-
Reclass from other assets to intangible assets	$-	$8,270
Settlement of accounts payable with issuance of common stock	$-	$349,376
Conversion of convertible note payable and accrued interest to common stock	$50,406	$6,232,340

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

Effective July 18, 2022, the Company changed its name to authID Inc.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., IDGS S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, Cards Plus Pty Ltd. and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

On May 4, 2022, the Board of Directors of authID Inc. approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. As of September 30, 2022 and December 31, 2021, Cards Plus Pty Ltd., MultiPay S.A.S., and IDGS S.A.S assets are presented as assets held for sale on the Company’s Condensed Consolidated Balance Sheets and their operations presented as discontinued operations in the Condensed Consolidated Statements of Operations as they met the criteria for discontinued operations under applicable accounting guidance. See Discontinued Operations Note 9 for details.

Going Concern

As of September 30, 2022, the Company had an accumulated deficit of approximately $134 million. For the three and nine months ended September 30, 2022 the Company earned revenue from continuing operations of approximately $0.03 million and $0.3 million respectively and incurred losses from operations of approximately $4.1 million and $11.4 million respectively, excluding the stock-based compensation expenses of $2.2 million and $6.7 million, respectively.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.

In March 2022, the Company secured additional financing which management believes will provide adequate funding for its operations as it continues to invest in its product, people, and technology. The Company may need additional capital in the future but currently believes it has sufficient funds to operate its business through December 31, 2023. See Notes 5, 6 and 8.

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Specifically, we reclassified certain expenses from general and administrative expenses to research and development expenses.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021 because their effect was antidilutive:

Security	2022	2021
Convertible notes payable	2,590,547	117,529
Warrants	1,267,688	1,413,611
Stock options	9,895,187	9,322,153
	13,753,422	10,853,293

Revenue Recognition

Starting in the quarter ended June 30, 2022, the Company separately reports Verified software license revenue from Legacy authentication services revenue. Prior periods revenues are recast accordingly for comparison purposes.

The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and/or for variable fees generated that are earned on a usage fee earned over time based on monthly transaction or user volumes and/or on a monthly flat fee rate. The Company had a contract liability of approximately $97,000 and $199,000 as of September 30, 2022 and December 31, 2021, respectively, for certain revenue that will be earned in future periods. Of the $97,000 of deferred revenue contract liability as of September 30, 2022, the majority will be earned during the balance of 2022. The majority of the deferred revenue contract liability as of December 31, 2021 related to legacy services and was recognized in the quarter ended March 31, 2022. All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. Certain of the revenues are derived from Verified software licenses that could include multiple performance obligations. A performance obligation is defined as a promise to provide a “distinct” good or service to a customer. The Company has determined that one possible treatment under U.S. GAAP is that these services will represent a stand-ready series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Further, the Company has determined that the performance obligation to provide account access and facilitate transactions should meet the criteria for the “as invoiced” practical expedient, in that the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. As a result, the Company anticipates it may recognize revenue in the amount to which the Company has a right to invoice, based on completed performance at the relevant date. Additionally, the contracts could include implementation services, or support on an “as needed” basis and the Company will review each contract and determine whether such performance obligations are separate and distinct and apply the new standard accordingly to the revenue and expense derived from or related to each such service.

The Company’s Legacy authentication services comprised annual software maintenance support services relating to previously licensed software on a stand ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue. The contract terminated on April 1, 2022.

Furthermore, the Company will capitalize the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. These incremental costs were immaterial in both three-month and nine-month periods and the Company recognizes these costs as incurred as they typically relate to a period of less than one year as allowed by the practical expedient and the amounts in the period were immaterial.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any deferred contract costs or fees payable.

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at September 30, 2022 (unaudited) and December 31, 2021:

	September 30, 2022	December 31, 2021

Prepaid Insurance	$378,014	$126,042
Unamortized working capital facility fees	199,156	-
Prepaid Third Party Services	281,587	215,326
Other	150,566	161,353
	$1,009,323	$502,721

Other assets consisted of the following at September 30, 2022 (unaudited) and December 31, 2021:

	September 30, 2022	December 31, 2021

Unamortized working capital facility fees	$298,734	$-
Other	1,438	2,501
	$300,172	$2,501

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2022 (unaudited):

	Acquired and Developed Software	Patents	Total

Useful Lives	5 Years	10 years

Carrying Value at December 31, 2021	$2,238,881	$140,570	$2,379,451
Additions	-	6,311	6,311
Amortization	(629,511)	(12,108)	(641,619)
Carrying Value at September 30, 2022	$1,609,370	$134,773	$1,744,143

The following is a summary of intangible assets as of September 30, 2022 (unaudited):

	Acquired and Developed Software	Patents	Total

Cost	$4,476,271	$164,614	$4,640,885
Accumulated amortization	(2,866,901)	(29,841)	(2,896,742)
Carrying Value at September 30, 2022	$1,609,370	$134,773	$1,744,143

Amortization expense totaled approximately $642,000 and $894,000 for the nine months ended September 30, 2022, and 2021, respectively.

Future expected amortization of intangible assets is as follows:

Fiscal Year Ending December 31,

Remainder of 2022	$213,928
2023	804,722
2024	580,408
2025	63,792
2026	16,456
2027	16,456
Thereafter	48,381
$1,744,143

There is no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of September 30, 2022.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2022 (unaudited) and December 31, 2021:

	September 30, 2022	December 31, 2021
Trade payables	$586,902	$548,087
Accrued interest	83,203	33,533
Accrued payroll and related obligations	627,881	783,144
Other accrued expenses	709,645	413,328
Total	$2,007,631	$1,778,092

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

There were no borrowings under the Credit Facility as of September 30, 2022. The unamortized deferred debt expense is approximately $498,000 of which $199,000 is included in other current assets and the balance in other assets.

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

During the quarter ended September 30, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 13,649 shares of our common stock.

In the three and nine months ended September 30, 2022, the Company issued 74,683 and 191,579 shares of common stock for approximately $223,000 and $474,000, respectively of interest related to the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company issued 142,690 common stock warrants to the broker and its representatives with an estimated grant date fair value of approximately $449,000 which has been recorded as a reduction in the carrying value of the Convertible Notes.

The Company also has a note outstanding to the Stern Trust in the amount of $662,000 that earns interest at 10% per annum, which at the election of the Stern Trust can be paid in shares of common stock at a conversion price of $6.00 (the “Stern Note”). Theodore Stern, the former Trustee of the Stern Trust was formerly a director of the Company. The maturity date of the Stern Note was previously February 29, 2022 and the Stern Trust and the Company have mutually agreed to extend the due date to December 31, 2022. The Stern Trust shall have the right at is sole option to extend the maturity date for a further six months after December 31, 2022, by service of written notice upon the Borrower at any time on or before December 31, 2022.

The following is a summary of the convertible notes payable outstanding as of September 30, 2022 (unaudited):

10.0% convertible note due December 31, 2022	$662,000
9.75% convertible notes due March 31, 2025	9,126,224

less:
Unamortized debt discount expense	(226,337)
Unamortized debt issuance expense	(1,200,133)
$8,361,754

Future maturities of convertible notes payable as of September 30, 2022:

2022	$662,000
2025	9,126,224
$9,788,224

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

During the nine months ended September 30, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 6. In connection with the payment of interest on the Convertible Notes, 20,761 shares were issued to two Directors and an affiliate of one of the Directors.

Issuance of Common Stock

Two Directors and one Executive Officer invested $0.2 million in the common stock offering in the nine months ended September 30, 2022. See Note 8.

Executive Officers

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement had an effective date of June 17, 2022 at which time Annie Pham was appointed Chief Financial Officer in his place. In connection with his retirement, the Board of Director’s approved the vesting of approximately 122,222 stock options which were unvested as of June 17, 2022. Additionally, the Board of Directors approved a consulting arrangement for Mr. Stoller to provide transitional services.

On April 25, 2022, Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41 and an exercise period of ten years subject to certain performance vesting requirements

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the nine months ended September 30, 2022, shares of common stock were issued as a result of the following transactions:

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued total of 28,496 shares of our common stock to the Note Investors as an additional origination fee. Additionally, the Company issued 191,579 shares of common stock for approximately $474,000 of interest owed from the effective date of the Convertible Notes until September 30, 2022.

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide the Company a $10.0 million unsecured standby letter of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 100,000 shares of our common stock with a fair market value of $3.03 per share upon the effective date of the Credit Facility.

●	Certain warrant, stock option and convertible note holders exercised their respective warrants and stock options and conversion right and were issued approximately 236,805 shares of our common stock.

During the nine months ended September 30, 2021, shares of common stock were issued as a result of the following transactions:

●	On August 26, 2021, the Company completed the Offering of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

●	In the first quarter of 2021, convertible notes totaling $120,000 and a portion of their accrued interest at the option of the noteholders were converted into approximately 33,000 shares of common stock of the Company.

●	Additionally, during the three and nine months ended September 30, 2021, the Company received conversion notices from (i) the Stern Trust converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock, (ii) the 8% Note Investors converting principal and interest in the amount of approximately $0.4 million into approximately 180,000 shares of common stock and (iii) the 2020 Note Investors converting principal, repayment premium and interest in the amount of approximately $2.5 million into approximately 398,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding. As a result, a total of approximately $6.4 million of Company indebtedness was converted and the Company issued approximately 1,138,000 shares of common stock in the aggregate.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 549,000 common shares of the Company.

Warrants

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at December 31, 2021	1,403,610	$4.61	3.0 years
Granted	142,690	$3.70	5.0 years
Exercised/cancelled	(278,612)	$4.13	0.1 years
Outstanding at September 30, 2022	1,267,688	$4.61	3.1 years

Stock Options

The Company determined the grant date fair value of options granted for the nine months ended September 30, 2022, using the Black Scholes Method and the following assumptions:

Expected volatility	123-127%
Expected term	5 years
Risk free rate	2.14-3.75%
Dividend rate	0.00%

Activity related to stock options for the nine months ended September 30, 2022, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	8,910,994	$4.50	7.5	$67,488,214
Granted	1,351,337	$2.37	10.0	-
Exercised	(281,031)	$3.28	8.8	-
Forfeited/cancelled	(86,113)	$6.63	7.9	-
Outstanding as of September 30, 2022	9,895,187	$6.07	6.5	$2,516,245
Exercisable as of September 30, 2022	5,274,760	$5.65	4.4	$2,250,119

The following table summarizes stock option information as of September 30, 2022:

Exercise Price	Outstanding	Contractual Life (Yrs.)	Exercisable
$.03 - $4.00	4,636,149	5.5	3,095,020
$4.01- $7.00	151,667	3.8	151,667
$7.01 - $10.00	3,416,135	8.6	808,907
$10.01 - $15.97	1,691,236	5.2	1,219,166
	9,895,187	6.5	5,274,760

During the nine months ended September 30, 2022, the Company recognized approximately $6,727,000 of stock option based compensation expense of which approximately $2,214,000 relates to market condition-based awards of directors and officers. As of September 30, 2022, there was approximately $11,835,000 of unrecognized compensation costs related to stock options outstanding that will be expensed through 2026.

NOTE 9 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric authentication products and services by means of our proprietary Verified platform.  Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

The financial statements of Cards Plus are classified as a discontinued operation and an asset held for sale, as all required classification criteria under appropriate accounting standards were met as of June 30, 2022.

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 recorded in other current asset is expected to be received within one year, less $3,272 in costs to sell (net), and recognized a loss of $188,247 from the transaction. The following table summarizes the assets and liabilities of the Cards Plus sale and the consideration received (unaudited):

Amount
Carrying value of net assets sold:
Cash	$299,505
Accounts receivable	61,879
Inventory	231,955
Other current assets	1,490
Total current assets	594,829

Property and equipment	21,127
Total assets	615,956

Accounts payable	76,094
Accrued expenses	43,728
Deferred revenue	11,159
Total current liabilities	130,981

Net assets sold	$484,975

Sale Consideration on disposition of net assets:

Proceeds	$300,000
Legal fee	(5,511)
Write off net payable with CP	2,239
Net Consideration	296,728

Net loss on sale of a discontinued operation	$(188,247)

MultiPay business in Colombia

The Company is exiting the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of September 30, 2022, all impacted employees left the Company. The Company also paid to each employee their severance packages under MultiPay’s retention plan and obligations under the appropriate statutes.

As of September 30, 2022, MultiPay is working with a major customer to implement a transition plan to provide an essential service for certain bill pay services which will likely result in the sale of the Company’s proprietary software as well as the assumptions of certain expenses.

The Company expects to incur costs associated with the proposed exit of the MultiPay business which include approximately $203,000 for payment to employees and consultants including statutory obligations and certain contingent retention bonuses of which $113,000 was already paid during the quarter ended September 30, 2022 and the remaining balance of $90,000 is in accrual; and approximately $41,000 for accelerated amortization (non-cash) for certain technology licenses.

MultiPay has accelerated the depreciation of certain assets with the effective date of the announcement to reflect the estimated remaining useful life.

The operations of Cards Plus and MultiPay for the three and nine months ended September 30, 2022 and September 30, 2021 on a consolidated basis are below (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Discontinued Operations Total Revenues, net	$446,643	$359,000	$1,468,199	$1,230,949

Operating Expenses:
Cost of sales	145,205	121,184	665,269	492,412
General and administrative	276,866	472,336	1,003,003	1,107,961
Impairment loss	-	-	143,698	-
Depreciation and amortization	(6,749)	30,286	33,025	75,270
Total operating expenses	415,322	623,806	1,844,995	1,675,643

Income (Loss) from operations	31,321	(264,806)	(376,796)	(444,694)

Other Income (Expense):
Other income	12,792	1,851	20,821	15,113
Interest expense, net	-	(1,144)	(364)	(3,781)
Other income, net	12,792	707	20,457	11,332

Income (Loss) before income taxes	44,113	(264,099)	(356,339)	(433,362)

Income tax expense	(468)	(1,119)	(7,046)	(3,714)

Income (Loss) from discontinued operations	43,645	(265,218)	(363,385)	(437,076)
Loss from sale of discontinued operations	(188,247)	-	(188,247)	-
Total loss from discontinued operations	$(144,602)	$(265,218)	$(551,632)	$(437,076)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cards Plus
Total Revenues, net	$380,372	$276,335	$1,263,672	$955,770

Operating Expenses:
Cost of sales	145,205	121,184	665,269	492,412
General and administrative	21,539	156,341	412,243	443,318
Impairment loss	-	-	143,698	-
Depreciation and amortization	(1,482)	23,160	24,415	58,393
Total operating expenses	165,262	300,685	1,245,625	994,123

Income (loss) from operations	215,110	(24,350)	18,047	(38,353)

Other Income (Expense):
Other income	2,103	1,848	8,919	5,299
Interest expense, net	-	(1,144)	(364)	(3,781)
Other income, net	2,103	704	8,555	1,518

Income (Loss) before income taxes	217,213	(23,646)	26,602	(36,835)

Income tax expense	-	-	(4,681)	-

Income (Loss) from discontinued operations	217,213	(23,646)	21,921	(36,835)
Loss from sale of discontinued operations	(188,247)	-	(188,247)	-
Total income (loss) from discontinued operations	$28,966	$(23,646)	$(166,326)	$(36,835)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
MultiPay
Total Revenues, net	$66,271	$82,665	$204,527	$275,179

Operating Expenses:
General and administrative	255,327	315,995	590,760	664,643
Depreciation and amortization	(5,267)	7,126	8,610	16,877
Total operating expenses	250,060	323,121	599,370	681,520

Loss from operations	(183,789)	(240,456)	(394,843)	(406,341)

Other Income:
Other income	10,689	3	11,902	9,814
Other income	10,689	3	11,902	9,814

Loss before income taxes	(173,100)	(240,453)	(382,941)	(396,527)

Income tax expense	(468)	(1,119)	(2,365)	(3,714)

Loss from discontinued operations	$(173,568)	$(241,572)	$(385,306)	$(400,241)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Discontinued Operations Current Assets:
Cash	$11,342	$270,707
Accounts receivable, net	70,070	110,977
Inventory	-	153,149
Other current assets	-	94,919
Current assets held for sale	81,412	629,752

Noncurrent Assets:
Property and equipment, net	28,857	93,132
Intangible assets	-	153,004
Other assets	-	66,695
Noncurrent assets held for sale	28,857	312,831

Total assets held for sale	$110,269	$942,583

Current Liabilities:
Accounts payable and accrued expenses	$100,368	$235,348
Deferred revenue	-	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,582
Total liabilities held for sale	$100,368	$295,332

	September 30, 2022	December 31, 2021
	(unaudited)
Cards Plus Current Assets:
Cash	$-	$182,518
Accounts receivable, net	-	88,235
Inventory	-	153,149
Other current assets	-	52,678
Current assets held for sale	-	476,580

Noncurrent Assets:
Property and equipment, net	-	24,619
Intangible assets	-	153,004
Noncurrent assets held for sale	-	177,623

Total assets held for sale	$-	$654,203

Current Liabilities:
Accounts payable and accrued expenses	$-	$122,725
Deferred revenue	-	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,582
Total liabilities held for sale	$-	$182,709

	September 30, 2022	December 31 2021
	(unaudited)

MultiPay Current Assets:
Cash	$11,342	$88,189
Accounts receivable, net	70,070	22,742
Other current assets	-	42,241
Current assets held for sale	81,412	153,172

Noncurrent Assets:
Property and equipment, net	28,857	68,513
Other assets	-	66,695
Noncurrent assets held for sale	28,857	135,208
Total assets held for sale	$110,269	$288,380
Current Liabilities:
Accounts payable and accrued expenses	100,368	112,623
Total liabilities held for sale	$100,368	$112,623

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below (unaudited):

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363,385)	$(437,076)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	42,364	83,122
Impairment of intangible assets	143,701	-
Changes in operating assets and liabilities:

Accounts receivable	(14,288)	427,034
Net investment in direct financing lease	-	(7,257)
Other current assets	186,370	81,418
Inventory	(78,806)	47,480
Accounts payable and accrued expenses	(16,092)	(228,912)
Deferred revenue	(36,663)	(47,494)
Adjustments relating to discontinued operations	226,586	355,391
Net Cash flows from discontinued operations	$(136,799)	$(81,685)

Notes to Financial Statements – Discontinued Operations

Inventories

Inventory of plastic/ID cards, digital printing material, which are held by Cards Plus Pty Ltd., are at the lower of cost (using the average method) or market. The Plastic/ID cards and digital printing material are used to provide plastic loyalty ID and other types of cards.

Inventories as of December 31, 2021, consist of cards inventory. As of December 31, 2021, the Company recorded an inventory valuation allowance of approximately $20,000 to reflect net realizable value of the cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

Inventories decreased to zero as the Company completed the sale of Cards Plus business on August 29, 2022.

Revenue Recognition

Cards Plus – The Company recognizes revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short-term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of December 31, 2021, Cards Plus had approximately $48,000 of contract liability from payments received in advance that will be earned in future periods. Contract liability decreased to zero as the Company completed the sale of Cards Plus business on August 29, 2022.

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

Lease Obligation

Cards Plus entered into a lease in March 2017 for the rental of its printer for its secured plastic and credential card products business under an arrangement that is classified as a finance lease. The leased equipment was amortized on a straight-line basis over its lease term including the last payment (61 payments) and ownership transferred to the Company. The lease was fully paid off.

Impairment loss

During the three and nine months ended September 30, 2022, Cards Plus recorded an impairment loss of zero and approximately $143,000, respectively associated with its intangible assets.

Leases

In October 2021, MultiPay entered into a one-year lease for approximately $2,900 per month in Bogota, Colombia. MultiPay terminated the lease as of September 30, 2022.

Cards Plus leased space for its operations in South Africa. The facility was rented on a month-to-month basis with monthly rent of approximately $8,000 through August 29, 2022 as the Company completed the sale of Cards Plus business.

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

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost approximates $1,500 per month.

For the nine months ended September 30, 2022, lease expense was approximately $55,000 inclusive of short-term leases of which $25,000 was for continuing operations and $30,000 was for discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

authID Inc. is a leading provider of secure, authentication solutions delivered by our easy to integrate Verified platform. Our Verified platform that delivers Human Factor AuthenticationTM, binds strong passwordless authentication with biometric identity, which offers our customers a streamlined path to zero trust architecture. Verified FIDO2 passwordless authentication is certified by the FIDO Alliance to be compliant and interoperable with FIDO specifications.

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

authID provides secure, facial biometric, identity verification, and strong customer authentication. We maintain a global, cloud-based Verified platform for our enterprise customers to enable their users, or employees to easily verify and authenticate their identity through a mobile device or desktop (with camera) of their choosing (without requiring dedicated hardware, or authentication apps). We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

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

authID’s products focus on the broad requirement for enabling frictionless commerce by allowing an entity to instantly “Recognise their Customer”, their Employee or their Member. Organizations of all descriptions require cost-effective and secure means of growing their business while mitigating identity fraud. We aim to offer our enterprise customers products that can be integrated easily into each of their business and organizational operations, in order to facilitate their adoption and enhance the end user customer experience.

Our management believes that some of the advantages of our Verified Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products requiring cost-effective, secure, and configurable mobile solutions. Our target markets include cybersecurity, workforce, banking, fintech and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance the platform, which are intended to allow us to achieve our goals. One of the principal intended areas of investment is to enhance and expand our use of artificial intelligence in proprietary software, that we believe will increase our value to enterprise customers and stockholders alike.

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

The Company also owned an entity in South Africa, Cards Plus and owns an entity in Colombia, MultiPay. On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa. On August 29, 2022 the Company completed the sale of Cards Plus business. See Discontinued Operations.

The Company was incorporated in the State of Delaware on September 21, 2011, and changed our name to authID Inc. on July 18, 2022. In order to better align the branding of our Company with our future focus and goals on June 14, 2021 we changed our business name to “authID.ai”.

Our Common Stock is traded on the Nasdaq Capital Market under the trading symbol “AUID”. Our corporate headquarters have been relocated to 1385 S. Colorado Blvd., Building A Suite 322, Denver, CO 80222 and our main phone number remains as is (516) 274-8700. We maintain a website at www.authID.ai. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from continuing operations	$(6,190,347)	$(4,933,687)	$(17,656,872)	$(10,309,438)

Addback:

Interest expense	437,301	29,577	931,205	580,928
Other expense (income)	42,148	(491,643)	38,908	(971,799)
Severance cost	-	-	150,000	-
Depreciation and amortization	213,049	288,731	673,882	868,166
Taxes	(7,052)	(2,393)	1,048	4,554
Stock compensation	2,227,764	2,533,943	6,726,871	4,795,069
Adjusted EBITDA continuing operations (Non-GAAP)	$(3,277,137)	$(2,575,472)	$(9,134,958)	$(5,032,520)

Adjusted EBITDA loss for the three and nine months ended September 30, 2022, increased by approximately $0.7 million and $4.1 million, respectively as the Company continues its investment in people, technology and marketing.

Three and Nine Months Ended September 30, 2022 and September 30, 2021 – Continuing Operations

Revenues, net

During the three and nine months ended September 30, 2022, the Company revenues from Verified software license were approximately $30,000 and $117,000, respectively, compared to approximately $12,000 and $45,000 in the three and nine months ended September 30, 2021, respectively. Verified software license revenue increased as we acquired new customers.

Legacy authentication services revenues were zero and $145,000, respectively, during the three and nine months ended September 30, 2022 compared to $157,000 and $419,000 for the three and nine months ended September 30, 2021, respectively. Revenue from Legacy authentication services dropped significantly due to the loss of a large customer that decommissioned a legacy product offering as of April 1, 2022.

General and administrative expenses

During the three months ended September 30, 2022 general and administrative expenses decreased by approximately $0.6 million compared to the three months ended September 30, 2021. During the nine months ended September 30, 2022, general and administrative expenses increased by approximately $3.1 million mostly due to the higher non-cash stock-based charges, higher compensation, marketing, and professional fee costs as the Company makes investment in people and marketing its product offering.

Research and development expenses

During the three and nine months periods ended September 30, 2022 compared to September 30, 2021, research and development expenses increased by approximately $0.8 million and $2.9 million, respectively, as the Company increased staffing and third party resources as it continues to enhance its Verified product.

Depreciation and amortization expense

During the three and nine months ended September 30, 2022 compared to September 30, 2021, depreciation and amortization expense was approximately $0.1 and $0.2 million, respectively, less as the Company reduced the value of certain legacy business asset values.

Interest expense

Interest expense increased during the three and nine-month periods ended September 30, 2022 compared to September 30, 2021 by $408,000 and $350,000, respectively, as the Company issued $9.2 million Convertible Notes in March 2022.

Discontinued operations

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary Verified platform. Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payment services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus business for a price of $300,000, less $3,272 in costs to sell (net), and recognized a loss of $188,247 from the transaction. Of the $300,000 gross proceeds, $150,000 was paid on closing and the remaining $150,000 is expected to be paid in a year which is currently recorded in other current assets as of September 30, 2022.

MultiPay business in Colombia

The Company is exiting the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations. We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of September 30, 2022 all impacted employees left the Company and the Company also paid each employee their compensation entitlements and severance packages under the MultiPay retention plan and obligations under the appropriate statutes.

As of September 30, 2022, the Company is working with a major customer to implement a transition plan to provide an essential service for certain bill pay services which will probably result in the leasing and sale of certain MultiPay’s proprietary software as well as the assumption by the Customer of certain expenses.

In the three and nine months ended September 30, 2022, Cards Plus revenue was approximately $380,000 and $1,264,000, respectively. MultiPay revenue in those periods was approximately $66,000 and $205,0000, respectively. Cards Plus had income of approximately $29,000 during the two months ended August 29, 2022 (the closing date of the sale of Cards Plus business) and losses of approximately $166,000 during the eight months ended August 29, 2022, respectively. MultiPay had losses of approximately $174,0000 and $385,0000, respectively, during the three and nine months ended September 30, 2022.

The financial statements of Cards Plus and MultiPay have been classified as discontinued operations as of June 30, 2022, as all required classification criteria under appropriate accounting guidance were met.

Liquidity and Capital Resources

The Company has approximately $7.1 million of cash on hand and approximately $5.4 million of working capital as of September 30, 2022, as the fund raise in March 2022 provided cash of approximately $11.4 million.

The Company also has available a $10.0 million unsecured working capital facility which has no borrowings outstanding as of September 30, 2022.

Cash used in operating activities was approximately $9.9 million and $5.5 million in the nine months ended September 30, 2022 and 2021, respectively.

Cash provided by financing activities in the three and nine months ended September 30, 2022, was as follows:

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

The Company may need additional capital in the future but because of the above financing activities, we believe we have sufficient funds to operate our business through December 31, 2023.

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

Ukraine

The ongoing war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore causing uncertainty. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Russia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, India, and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by this conflict could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

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

In August 2021 the FASB issued a new standard (ASU 2021-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted EPS by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/ or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2021. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30,2022, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K. We operate in a business environment that is sensitive to political, economic and regulatory uncertainty, including with respect to cybersecurity and infrastructure investment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, the continuing war in Ukraine and inflationary pressures, rising energy prices and increases in interest rates (see “Covid 19” and “Ukraine” above).

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

The shares issued and issuable in connection with the Convertible Notes, the PIPE and the Credit Facility were subsequently registered under a resale registration statement on Form S-3.

During the nine month period ended September 30, 2022, the Company issued approximately 223,156 shares of common stock pursuant to exercises of common stock warrants and options.

The securities described herein were offered and sold pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended afforded by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder, for the sale of securities not involving a public offering.

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

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective as of June 17, 2022 at which time Annie Pham was appointed Chief Financial Officer in his place.

On April 25, 2022, Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022 or such other date as may be agreed. Ms. Pham will receive an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. The employment of Ms. Pham is at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on her equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.  In the event of a termination upon a change of control or an involuntary termination, Ms. Pham is entitled to receive an amount equal to 100% of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for up to twelve months, at the Company’s expense. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock with an exercise price of $2.41 and an exercise period of ten years subject to certain performance vesting requirements.

On July 18, 2022, the Company changed its corporate name to authID Inc., pursuant to a Certificate of Amendment to its Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 13, 2022 with an effective date of July 18, 2022. The Company also amended and restated its bylaws on July 18, 2022 to reflect the name change.

On September 21, 2022, pursuant to the authorization and approval provided by the stockholders of the Company at the Annual Meeting held on September 20, 2022, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to decrease its authorized shares of common stock, $0.0001 par value per share, from 1,000,000,000 shares to 250,000,000 shares.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (17)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective June 14, 2021
3.4 (17)	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective July 18, 2022
3.5 (18)	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 21, 2022
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (14)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (10)	Executive Retention Agreement entered between the Company and Stuart P. Stoller dated January 31, 2017
10.4 (7)	Executive Retention Agreement entered between the Company and Thomas Szoke dated January 31, 2017
10.5 (8)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021

10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (11)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (11)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (12)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (14)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (13)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (13)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (13)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (13)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (13)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (13)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (15)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (16)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
14.1 (9)	Code of Ethics
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(9)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(11)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(12)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(14)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 19, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Thomas L. Thimot
Thomas L. Thimot
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Hang Thi Bich Pham
Hang Thi Bich Pham
Chief Financial Officer,
Principal Financial and Accounting Officer
Dated: November 10, 2022