Form 10-K
period 2022-12-31
authID Inc.
filed 2023-03-30
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-40747

authID Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1385 S. Colorado Blvd

Denver, CO 80222

(Address of principal executive offices)

Registrant’s telephone number, including area code: 516-274-8700

Title of each class	Trading Symbol:	Name of each exchange on which registered
Common Stock par value $0.0001 per share	AUID	The Nasdaq Stock Market, LLC

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $42,823,720 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $1.73.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2023
Common Stock, par value $0.0001	25,030,964 shares
Documents incorporated by reference:	None

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

ii

PART I

Item 1. Business Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”) is a leading provider of secure, authentication solutions delivered by our easy to integrate VerifiedTM platform. Our Verified platform delivers Human Factor AuthenticationTM (“HFA”) that binds strong passwordless authentication with biometric identity, which offers our customers a streamlined path to zero trust architecture. Verified FIDO2 passwordless authentication is certified by the FIDO Alliance to be compliant and interoperable with FIDO specifications.

The explosive growth in online and mobile commerce, telemedicine, remote working and digital activities of all descriptions is self-evident to everyone who lived through the Covid 19 pandemic since 2020. Yet this has been coupled with a rampant rise in identity theft, phishing attacks, spear-phishing, password vulnerabilities, account takeovers and benefits fraud. Cyberattacks that are the result of compromised credentials are significant impediments to the operations and growth of any business or organization, and dealing with the risks and consequences of these criminal activities has created significant friction in time, cost and lost opportunity. Consider all the outdated methods that organizations have implemented in order to prevent fraud. The requests to receive and enter one-time passwords, that can be easily hijacked. The vulnerable security questions you get asked – whether on-line or when reaching out to a call center – what was your first pet’s name? who was your best friend in high school? These steps all add up to friction, making it difficult for consumers to login, transact and execute daily tasks, with little added protection from fraud. Surely there is a better way to address these challenges. authID believes there is.

authID provides secure, biometric, identity verification, and strong passwordless and biometric authentication for both consumer and workforce applications. We maintain our globally accessible, cloud-based Verified platform for our enterprise customers to enable their users to easily verify and authenticate their identity through a mobile device or desktop, without requiring dedicated hardware, or authentication apps. We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our phishing resistant, passwordless login and step-up authentication products. Our patented technology enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

Digital transformation across all market segments requires trusted identity. Our Verified platform offers innovative solutions that are flexible, fast and easy to integrate and offer seamless user experiences. authID’s products help advance digital transformation efforts without the fear of identity fraud, while delivering frictionless user experiences. We believe that it is also essential that electronic transactions have an audit trail, proving that the identity of the individual was duly authenticated. Our platform provides biometric and multi-factor identity software, which are intended to establish, authenticate and verify identity across a wide range of use cases and electronic transactions.

authID’s products focus on the broad requirement for enabling frictionless commerce by allowing an entity to instantly “Recognise Your Customer” or employees. Organizations of all descriptions require cost-effective and secure means of growing their business while mitigating identity fraud. We aim to offer our enterprise customers products that can be integrated easily into each of their business and organizational operations, in order to facilitate their adoption and enhance the end user customer or employee experience.

Our management believes that some of the advantages of our Verified Platform approach are the ability to leverage the platform to support a variety of vertical markets and the adaptability of the platform to the requirements of new markets and new products. Verified is a cost-effective, secure, and configurable mobile solution. Our target markets include banking, fintech, healthcare and other disrupters of traditional commerce, small and medium sized businesses, and system integrators working with government and Fortune 1000 enterprises. At its core, the Company’s offering, combining its proprietary and acquired biometric and artificial intelligence technologies (or AI), is intended to facilitate frictionless commerce, whether in the physical or digital world. The Company intends to continue its investment in developing, patenting and acquiring the various elements necessary to enhance the platform, including our use of artificial intelligence in proprietary software, which are intended to allow us to achieve our goals.

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

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. As of December 31, 2022 and 2021, Cards Plus Pty Ltd., MultiPay S.A.S., and IDGS S.A.S assets are presented as assets held for sale on the Company’s Consolidated Balance Sheets and their operations presented as discontinued operations in the Consolidated Statements of Operations as they met the criteria for discontinued operations under applicable accounting guidance.

The Company was incorporated in the State of Delaware on September 21, 2011, and changed our name from Ipsidy Inc. to authID Inc. on July 18, 2022.

Our Common Stock is traded on the Nasdaq Capital Market under the trading symbol “AUID”. Our corporate headquarters is located at 1385 S. Colorado Blvd, Denver, CO 80222 and our main phone number is (516) 274-8700. We maintain a website at www.authid.ai. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

Global Market Opportunity

The drive towards digital transformation since 2020 and the COVID-19 pandemic as well as the rampant growth in fraud that exploits human vulnerability have contributed significantly to several market trends driving growth and demand for stronger, more secure identity verification and authentication solutions and services such as those authID provides. The accelerated pace of digital transformation at the enterprise level has been driven largely by the increased demands for online goods and sharing-economy services by consumers. The shift to working from home, and the remote IT challenges this lifestyle change presents is also driving opportunities for strong workforce identity and application access authentication. Today, even as more companies started return to work in the office, data show that millions of workers will continue to work remotely and hybrid, a long-term shift that will require enhanced security across many industry sectors.

Unfortunately, the increase in remote work and digital, non-face-to-face commerce has also resulted in increased fraud, phishing scams and cyber security risks. These trends, as well as increased regulation mandates by governments, whether Federal, State, local or international, are key drivers of the need for improved processes to verify and authenticate identities.

Digital Transformation

Digital transformation, or the integration of digital technology into all areas of a business, is fundamentally changing how organizations operate and deliver value to customers. The global disruption of the last two years dramatically increased the need for organizations to be more agile to meet changing markets, evolving technology and consumer demands. According to IBM research, more than 60% of surveyed executives are using this period of change to rapidly advance their enterprise’s transformation (IBM Institute for Business Value “Digital Transformation Report” 2021). A McKinsey Global Survey of executives found that companies have accelerated the digitization of their customer and supply-chain interactions and of their internal operations by three to four years (McKinsey, October 2020). According to Statista, spending on digital transformation will grow from $1.8 trillion in 2022 to $3.4 trillion by 2026. Statista also forecasts that as much as 65% of the world’s gross domestic product will be digitalized by 2022 (Statista “Spending on digital transformation technologies and services worldwide from 2017 to 2026” Nov, 2022).

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

Enterprises that were able to, scrambled to reduce reliance on physical outlets and to drive customers to remote digital channels offering seamless and secure user experiences. Electronic services—from mobile banking to online grocery shopping to tele-medicine—have increased multifold since 2020.

The Increase in Identity Fraud and Social Engineering Attacks

The increased demand for online services, remote working and digital convenience, has created another challenge for organizations– the need to improve cybersecurity measures. We believe that criminals have never been more active in using stolen data or credential-stuffing attacks in attempts to infiltrate corporate networks.

Today, legacy methods of authenticating identity online including passwords and one-time pin codes, or knowledge-based questions no longer create a safe digital world. Nearly every day, we read about significant data breaches at large organizations including Twilio, Cisco, Intuit, and recently PayPal. All of them have one thing in common. The hackers all used social engineering attacks that exploited human behavior and, in particular, vulnerable, legacy MFA technology. As quickly as Chief Technology and Information Officers, and Identity Access Management Architects supplement passwords with phishable, one-time passwords or clunky push MFA apps, hackers are finding new ways to exploit security’s ‘human’ element. In the 2022 Verizon Data Breach Investigation Report, the human element was identified as the root cause of 82% of 4,000 data breaches studied. Juniper Research forecasts that the total number of exposed records from data breaches will grow by 33% over the next four years, reaching 27.5 billion in 2027.

So, after 60 years of passwords, we believe the market is in the midst of a fundamental evolution in the science of authentication, with a renewed push to replace these hated and insecure credentials with cryptographic FIDO2 passkeys, or a FIDO token bound to a device. According to Research and Markets, the market for Passwordless Authentication is projected to grow over the next 10 years at a compound annual growth rate (“CAGR”) of more than 16%, to almost $54 billion by 2030, from approximately $13 billion today. North America is expected to dominate the global passwordless authentication market, currently accounting for at least 38% of the worldwide market. Further, with the data indicating that banking and healthcare are dominating the shift to passwordless authentication, we feel confident that we are targeting the right market segments.

Passwords are not only ripe for compromise. They also cost organizations time and money. Estimates indicate that an organization with 15,000 employees can lose annually up to $4 million in productivity, with employees spending over 12 hours per year on remembering, searching for and resetting passwords. Organizations also allocate significant IT resources to manage and store passwords. Forrester Research has stated that the average help desk labor cost for a single password reset is about $70. (Forrester Research “Best Practices: Selecting, Deploying, And Managing Enterprise Password Managers” 2018) Forrester Research determined that large organizations spend up to $1 million per year on staffing and infrastructure to handle password resets alone.

MarketsandMarkets, the B2B research firm, projects that the global digital identity solutions market will grow from $27.9 billion in 2022 to $70.7 billion by 2027, at a five-year CAGR of 20.4%. The company attributes this significant growth to the increase in identity-related frauds and data breaches, as well as compliance with existing and upcoming regulations. The firm further predicts that the market for digital identity and document verification services, a subset of the digital identity market, offers significant potential for growth opportunities, with revenues to rise from $9.9 billion in 2022 to $18.6 billion by 2027 (MarketsandMarkets “Digital Identity Solutions Market- Global Forecast to 2027” 2022 and “Identity Verification Market Global Forecast to 2027” 2022).

The Drive for Zero Trust Security

The term ‘Zero Trust’ first coined in 2010, by Forrester analyst John Kindervag, declares that all network traffic is untrusted and that any request to access any resource must be done securely. (Forrester Research “Build Security Into Your Network’s DNA: The Zero Trust Network Architecture”, 2010). Zero Trust requires that all users, both inside or outside the organization’s network, be authenticated before being allowed to access applications and data.

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

The Biden Order is expected to drive deployment of upgraded security methods by both the federal government and private sector businesses that contract with the government. We may also expect to see a change from security vendors and enterprise organizations across a range of market segments, as they look to the Biden Order for guidance. In the post-COVID-19 scenario, the global zero trust security market size is projected to grow from $ 27.4 billion in 2022 to $ 60.7 billion by 2027, recording a CAGR of 17.3% from 2022 to 2027 (MarketsandMarkets, “Zero-Trust Security Market Global Forecast to 2027” ). Furthermore, in a recent survey conducted by Okta, “The State of Zero Trust Security 2022” they predicted that zero trust option rates passed a critical threshold in 2022. The Okta survey found that more than half of the organizations surveyed (55%) have a Zero Trust initiative in place, and the vast majority (97%) plan to have one in the coming 12 to 18 months.

Remote Working

Over the last three years, the pandemic’s stay-at-home mandates accelerated the transition to remote and hybrid work across many industries. Today, even as more companies started return to work in the office, data show that millions of workers will continue to work remotely and hybrid.

While remote, decentralized teams and hybrid work environments have become common, remote work can also increase opportunities for hackers to infiltrate corporate networks. Enterprise IT organizations must now address new IT requirements and cyber challenges generated in the work from home environment. Studies have also shown that employees are more likely be distracted when working from home and more susceptible to phishing scams. According to Equifax, cyber- attacks are much more likely to occur through mundane errors like a user choosing an easy-to-guess password or not changing the default password on something like a router.

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

The Fast Identity Online (“FIDO”) Alliance was formed in 2012 to address the security risks to enterprises and the problems individual users face in creating and remembering multiple usernames and passwords. FIDO compliant solutions eliminate passwords by using the combination of biometric verification and device authentication via cryptographic security, thereby speeding up and securing user login. FIDO Alliance members include global leaders and household names in technology and across enterprise software, payments, banking, telecom, ecommerce, identity, government, and healthcare (https://fidoalliance.org/members/). This cross-industry coalition works jointly to develop interoperable authentication standards that reduce reliance on passwords with authentication that is more secure, private, and easier to use.

In 2022, three of the world’s largest tech companies – Apple, Microsoft, and Google (Alphabet) – each pledged passwordless initiatives and lauded FIDO2 standards that enable passkey technology. As members of the FIDO Alliance, we also have been working towards the same goal. We believe these initiatives enhance prospects for authID’s products, as it indicates the industry is moving to a passwordless future, in which our unphishable Human Factor Authentication could play an integral part.

FIDO, however, has some shortcomings, and this is where we see a tremendous opportunity for authID. FIDO authentication is still vulnerable to first and second-party fraud, and an enterprise still does not know with certainty ‘who is behind that device’. In short – device authentication by itself simply does not provide an indisputable audit trail of “Who” made a purchase, or “Who” transferred funds.

Our Verified platform solves this problem by offering adaptive authentication by combining “Something You Have – your FIDO2 device” with “Something You Are – your Verified Selfie”. Together device biometrics coupled with cloud biometrics eliminate passwords, while delivering the highest identity assurance, secured by a seamless user experience.

Identity Verification Impact Across Sectors

Financial services, ecommerce, the sharing economy, and healthcare businesses are confronted by the challenges of identifying their customers, patients and benefits recipients with ease and certainty in the digital world. Organizations across all sectors need to control access to their data and technology systems by their employees. Governments around the world are imposing new data privacy and authentication regulations, which also impose a “call to action” for many of these businesses and organizations. authID’s approach is to offer our products to enterprises and organizations for their customers in a Customer Identity & Access Management (“CIAM”) model as well as for their employees in a workforce model.

Financial Services & Fintech

Financial services institutions are facing a range of digital transformation challenges and a growth in the embrace of non-traditional fin-tech providers, such as non-bank lending companies, peer-to-peer mobile payment apps and the rapid emergence of cryptocurrencies, NFT’s and other digital assets exchanges. Key to this effort is providing enhanced digital customer experience while balancing the need for high assurance identity authentication to prevent fraud and account take-over throughout the customer journey,

Convenience, however, traditionally opposes stronger identity assurance – the easier it is to open or access an account, the less safeguards there may be to prevent fraud. Javelin Strategy & Research found that in 2021 identity fraud losses in the US financial services industry exceeded $52 billion. (Javelin Strategy & Research “2022 Identity Fraud Report” 2022). The study reported that identity fraud losses due to the use of a consumer’s personal information amounted to $24 billion and impacted 15 million U.S. consumers. Identity fraud scams that involved direct contact with victims by criminals, to steal passwords and other personally identifiable information totaled $28 billion and affected 27 million U.S. consumers.

LexisNexis found that the cost of fraud for U.S. financial services and lending firms has increased, with every $1 of fraud loss now costing U.S. financial services firms $4, up 25% from 2019. Their study also found that fraudsters followed consumer’s pandemic shift towards mobile transactions, with more than half of surveyed financial services firms reporting a 10% or greater increase in fraud in the mobile channel (“LexisNexis® True Cost of Fraud™ Study: Financial Services & Lending”, 2021). And with 40% of all fraudulent activity related to account takeover reported to occur within a day after the attack, the need for strong customer authentication is critical.

Experts recommend that efforts to combat this fraud must focus on moving consumers from static passwords to safer authentication methods. According to Gartner, their clients are increasingly seeking “passwordless” authentication methods such as FIDO2 Strong Authentication to improve user experience and enhance security by eliminating centrally stored passwords—a key target for cyber criminals (Gartner Research Ibid). Goode Intelligence believes that mobile biometrics are key to securely effecting this transformation and forecasts that over $5.8 trillion of mobile biometric payments will be made annually and over three billion biometric payment users by 2026 (Goode Intelligence “Mobile Biometrics for Financial Services; Market and Technology Analysis, Adoption Strategies and Forecasts 2021-2026”2021).

Healthcare

Since 2020, remote healthcare services have expanded exponentially - virtual urgent-care visits spiked by 683% between March and April 2020, while virtual, nonurgent care visits grew by an unprecedented 4,345% (Journal of the American Medical Informatics Association “COVID-19 transforms health care through telemedicine: Evidence from the field” 2020). ResearchAndMarkets predicts that the global telemedicine market will increase from $ 91 billion in 2022 to over $380 billion by 2030. (ResearchAndMarkets “Telemedicine Market Research Report 2022 to 2030”. 2022).

Unfortunately, with this shift to remote care, a record of weak authentication practices such as shared passwords, and a trove of rich personal data, the healthcare market is believed to be even more susceptible to identity fraud. Further, IBM reported that the healthcare sector continued to be the highest data breach cost industry for the 12th year in a row, with the average cost of a breach increasing to $10.10 million in 2022, an increase of 9.4% over 2021(IBM Security “Cost of Data Breach Report 2022” 2022). In 2021, health data breaches impacted more than 40 million people, and over 550 organizations reported such violations to the US Department of Health and Human Services (Health IT Security 2021).

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

Our Solutions and Products

We have established our Verified platform with internally developed software as well as acquired and licensed technology, which provide the following services: (1) biometric capture and matching (e.g. for faces,); (2) remote document collection and authentication; (3) multi-factor / human factor authentication and passwordless login; and (4) step-up verification for electronic transactions (e.g. for high value payment transactions).

VerifiedTM Platform Solutions

authID’s customers can leverage our Verified Platform by using a simple RESTful API integration. In 2022, with the release of our Verified 3.0 platform, we also make certain services available through OpenID Connect (OIDC) Protocols and our CloudConnect integrations to identity access management (IAM) and financial services technology vendors. The product suite includes a range of developer integration tools and documentation that help our customers and CloudConnect partners easily configure their identity and transaction authentication solutions. Our platform is designed to support a wide variety of identity and electronic transactions across a broad range of verticals. Our technical implementation team assists our customers and systems integrators to configure the API calls to our platform, and biometric identity authentication services to meet a specific commercial, geographic or market need. We can thereby provide the next level of unphishable authentication, transaction security, control and identity assurance for everyday transactions. The Company offers the following Verified platform capabilities:

●	BIOMETRIC IDENTITY VERIFICATION establishes the trusted identity of users based on a variety of ground truth sources, including chip-based electronic machine-readable travel documents (or eMRTDs), national IDs, driver’s licenses. Using government issued identity documents, our Verified platform can automatically evaluate the authenticity of security features present on the document, and biometrically match the reference picture of the document with a live user’s selfie (a photograph that one has taken of oneself). Identity verification ensures that the person presenting the identity document is its legitimate owner and is physically present, thereby establishing trust that the enterprise is interacting with the true account owner. This product can eliminate the need for costly face-to-face, in-person ID checks and instead can provide a verified identity in seconds. In a world of increasing fraud and security threats, Verified offers our customers confidence in the identities of customers, employees or third-party vendors.

●	HUMAN FACTOR AUTHENTICATION™ OR HFA delivers trusted FIDO2 strong authentication for device-based passwordless login and transaction authentication that is tied to a trusted identity. HFA establishes a digital chain of trust between biometrically verified individuals, their accounts, and their devices. HFA eliminates password vulnerabilities and stops phishing attacks to protect users and systems against account takeovers, sim swap attacks, and man-in-the-middle attacks. The service can reduce costs of expensive password resets and increase customer satisfaction by getting rid of often forgotten or detectable secret questions (knowledge-based authentication or KBA) or one-time passcodes (or OTP). HFA leverages the digital chain of trust between the user’s proven identity and biometrics, thereby enabling seamless, self-service identity affirmation when a user adds, or replaces their device a more cost-effective solution that does not require live support desk assistance.

Using public-key cryptography united with “one-touch” device-based biometrics and/or security keys, HFA also enables convenient and secure compliance with European Union-wide PSD2 strong customer authentication requirements. HFA enables consumers to use biometric authentication with any FIDO2 registered device and HFA can help organizations comply with applicable privacy laws.

●	CLOUD-BASED BIOMETRIC MULTI-FACTOR AUTHENTICATION provides any bank, enterprise or government department a secure, convenient application for identity verification and transaction consent as part of any type of electronic transaction, for example when device- based authentication is not available or sufficient. Integration to the authID Verified platform allows an enterprise to utilize cloud biometric authentication solution that meets their needs to secure high-risk transactions with a higher level of certainty. The authID APIs provide a simple and secure way to access our Verified Platform with a user experience that seamlessly integrates into our customers’ applications. Users can authenticate their identity through a mobile phone or portable device of their choosing (as opposed to dedicated hardware). The solution includes a detailed audit trail created for each transaction, containing the digitally signed transaction details with proof of identity authentication and consent.

●	IDENTITY - PORTAL enables enterprises to get started with our identity products without any integration. The portal allows our enterprise customers to biometrically verify identity of their users or authenticate transactions with a biometric audit trail simply by initiating transactions from the Portal.

Other Identity Products

●	SEARCHTM Our biometric matching software, comprising front-end application software for desktop fingerprint capture, and image processing as well as a back-end fingerprint matching software solution using our own proprietary algorithms and includes an identity management system SEARCH has been successfully used for public elections in Africa, as well as for a governmental application in the United States.

Growth Strategy

To achieve our goals of increasing our product penetration in the identity authentication market, the following plans comprise our growth strategy. authID intends to expand our focus on channel partners, by signing payment processors, system integrators and additional software suppliers. The Company also intends to increase its investment in developing, patenting and acquiring the various elements necessary to enhance our Verified platform, which are intended to allow us to achieve our growth goals.

Channel Strategy

We intend to expand upon our channel strategy in order to bring our products to a broad market in an efficient and cost-effective way. We have signed and are pursuing channel partners that play a key role in their respective verticals. We are also pursuing additional strategic partners, including payment processors, system integrators and software suppliers.

These channel partners provide access to their wide-ranging enterprise customer portfolios, including new fintech disruptors, merchant services, ecommerce and sharing economy businesses, all of whom we believe could benefit from the use of our identity verification and authentication software products. By entering into agreements with such channel partners and leveraging their relationships, we believe we can expand our footprint much more rapidly and cost effectively, as compared to pursuing direct sales efforts with each customer. We continue to maintain a small, high-touch, strategic sales team to identify new use cases and drive expansion and standardization on authID within our partners’ customer portfolios.

Innovation

As banking, fintech, healthcare providers, traditional and online retailers, continue to drive digital transformation across their channels, we aim to be at the forefront by developing new software products that leverage our platform and core competencies in biometric identity authentication. Our focus on innovation, is intended to add value to and retain our existing customers, as well as attract new customers. authID intends to build on its patented and patent pending solutions by using machine learning to enhance the artificial intelligence capabilities of our Verified software and platform. Our mission is to make the authID biometric Verified platform the fastest and most accurate in the market, and then to continually improve our platform to maintain our leading position.

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

We are a member of the FIDO Alliance, the leading international organization comprising global leaders in technology that help establish best practices for FIDO authentication deployment. FIDO compliant solutions eliminate passwords by using the combination of biometric verification and device authentication via cryptographic security, thereby speeding up and securing user login. Our Verified FIDO2 passwordless authentication branded HFA is certified by the FIDO Alliance to be compliant and interoperable with FIDO specifications.

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

In May 2022, the Company received a US patent for “A Method and System for Transaction Authorization Based on a Parallel Autonomous Channel Multi-User and Multi-Factor Authentication” (the “’299 Patent”). The ’299 Patent protects a core component of authID’s intellectual property relating to its Verified identity verification platform. The patent comprises a method that enables an account holder to authorize a transaction, and at the same time a third-party identity verifier (such as authID) to validate the identity of the account holder, for example through a personal code or biometrics, and confirm the account holder’s consent for the transaction. By orchestrating authentication transactions, authID’s method combines explicit consent for the transaction with identity verification, and creates a permanent record of both, for all parties, secured with a unique digital signature.

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

Marketing and Sales

The Company will primarily target these market segments: 1) fintech and other disrupters of traditional commerce, 2) businesses requiring zero-trust authentication for their workforce and 3) Fortune 1000 enterprises via channel and OEM partnerships established with some of the largest identity access management providers (IAM), privileged access management companies (PAM), risk engines, payment providers, and adjacent software providers. To serve these segments, we have begun to offer turn-key solutions via authID’s Verified CloudConnect program, supporting industry leading IAM, banking and ecommerce platforms to allow our software to be easily deployed with low-code or even no-code implementations.

Our branding and messaging will focus on the fact that all three segments understand the critical requirement to deliver unphishable authentication without friction. The Company’s marketing will emphasize the high return on investment that any business whether for their workforce or consumer applications can achieve if they replace password models with passwordless, biometric authentication software. We intend to draw prospects to authID by our ability to empower them to fight synthetic identities, account takeovers, phishing attacks while achieving their digital transformation goals. The contracts we seek will be of a recurring nature where we receive an annual fee for every active user (who logs into an application, changes their account profile, or attempts a high value transaction).

In order to achieve these goals and thereby drive sales and new revenue, the Company continues to focus on our sales activities, as well as invest in innovative technologies.

Revenue Model

Verified software licenses

The Company provides its new Verified platform services based on a subscription model, with tiered fees per enrolled user Verified Workforce) or active user (Verified Consumer), comprising a periodic subscription and where applicable a per transaction for proof transaction and the number of proof transactions required per year (for example the number of times a consumer is required to present proof of identity).

Competition

authID offers its Verified™ Identity Authentication platform allowing the Company to on-board customers who wish to deploy our services and solutions in order to eliminate passwords and know with biometric certainty the user who is engaging with their systems. authID’s solutions include the ability to verify the identity of a user, via remote identity verification, then enable device and transaction authentication using both device and cloud biometrics and, all digitally signed by the user’s identity. The Company’s platform allows our customers’ users to engage with the Verified platform using commodity, consumer grade mobile or desktop devices via a web-browser or corresponding Android or iOS smartphone app.

The Company’s proprietary, patented Verified platform allows our customers to establish trust in identity, authenticate and verify an identity without a password but with both device and biometric certainty, and not with phishable passwords or one-time pin codes. authID.ai’s Verified platform has several identity verification and authentication products each facing different competitors and incumbent technologies we can replace.

For onboarding users, employees or customers remotely, Verified delivers seamless identity verification with quick, online identity document verification and facial biometric matching of a selfie to the identity credential photo with iBeta-certified liveness confirmation. Our FIDO2 strong customer authentication and passwordless login product leverages strong identity verification during device authenticator registration to create a digital chain of trust between biometrically verified individuals, their accounts, and their devices. Our FIDO2 authentication service also eliminates the risks and costs of legacy passwords and phishable MFA such as one-time pin codes. Rooted to a trusted identity obtained during the identity verification and onboarding process, our Verified biometric multi-factor authentication offers high-assurance, biometric, cloud-based, multi-factor authentication to secure high-risk transactions.

In reviewing the competitors that exist for the Company’s current and planned platform products relating to the three main elements of identity management: the establishing of identity, use of identity through device-based biometric authentication, and use of identity through cloud-based biometric verification, the Company considers a number of factors. authID’s platform utilizes an Identity as a Service (IDaaS) approach which combines the three elements into a single fast, secure, and fully automated, platform. authID believes that this full stack platform approach is exceptional in that it offers documentary identity verification, FIDO device authentication, and cloud based, biometric, multi-factor verification covering digital account access and transaction confirmation use cases for both consumer and workforce applications. The competitive landscape includes several companies that mainly address only one element, with some addressing multiple elements independently without a seamless integration between them.

In looking further at our competition, the Company does not consider providers which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for digital use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include Idemia, Thales, and Supercom. This is in contrast to authID’s Identity authentication platform approach which is based on offering app and browser-based software products which are usable on mobile and desktop computing devices without additional hardware requirements.

To further breakdown the competitive landscape into companies that provide identity proofing we consider the following competitors: Jumio, Au10Tix, OnFido, Mitek, Trulioo, ID.me, Veriff, and Acuant. Companies that provide only a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. authID offers Identity Verification, which is used once at enrollment, whereas our authentication service is used over and over in a recurring revenue model. In appropriate cases we may decide to cooperate with these entities and yield the one-time revenue to gain the recurring authentication revenue.

Another aspect of the competitive landscape is device-based authentication products using the FIDO2 passwordless standard. Companies that are believed to be competing with authID in this area are: HYPR, Strongkey, Daon, Trusona, Callsign, Duo and Transmit Security.

authID believes that the added security of combining integrated cloud biometric authentication with device based FIDO2 authentication with integrated cloud biometric authentication meets the Zero Trust mandates for unphishable authentication that provides both device and identity signals of a user. Further the simplicity of looking at your phone to “trust your selfie” should compete well against these incumbents, and offer a more adoptable, ubiquitous, and cost-effective solution without dedicated hardware.

Finally, looking at the competitive landscape for cloud-based biometric identity authentication applications the companies that are believed to be competing with authID in this area are Jumio, Aware, Acuant, Au10Tix, and 1Kosmos.

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

Data protection legislation in various countries in which the Company does business (including Colombia) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states, such as New York are considering additional legislation. Specifically, several states have adopted or are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action law suits. These regulations could have a significant impact on our businesses.

Human Capital – Employees and Organization

The Company is dedicated to offering an exciting career to the best and brightest technical talent around the globe. As of December 31, 2022, the Company had a total of approximately 25 employees who are located in the United States and Colombia as well as outsourced service providers. There are 21 employees in the United States who provide overall Company strategic, business and technological leadership. Employees in the U.S. receive health benefits on a cost-sharing basis and employees in Colombia are provided the respective Government required benefits.

On February 14, 2023, the Board of Directors of authID Inc. resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan the Company intends that up to 20 of the Company’s 31 employees and contractors be terminated, of which 21 are United States based employees. 12 employees and 6 contractors have been given notice of their termination and the remainder may be terminated over the next several months.

Subsidiaries

Currently, the Company has four U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., ID Solutions Inc. and authID Gaming Inc. The Company has one subsidiary in Colombia: MultiPay S.A.S. The Company has one subsidiary in the United Kingdom: Ipsidy Enterprises Limited. The Company is the sole shareholder of all of its subsidiaries.

Recent Developments

On March 21, 2022, the Company entered into a Facility Agreement with Stephen J. Garchik, who was and is a shareholder of the Company (“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Original Facility Agreement”). Pursuant to the Original Facility Agreement, the Company paid Garchik a facility commitment fee of 100,000 shares of our common stock (the “Facility Commitment Fee”) upon the effective date of the Original Facility Agreement.

On March 8, 2023, the Company entered into an Amended and Restated Facility Agreement with Garchik, pursuant to which the Company and Garchik amended and restated the Original Facility Agreement in its entirety (the “A&R Facility Agreement”), to replace the credit facility contemplated by the Original Facility Agreement with (i) an initial credit facility to the Company in an amount of $900,000 (the “Initial Funding”) and (ii) the parties to use their reasonable best efforts after the Initial Funding to negotiate the terms of a subsequent credit facility in the aggregate amount of $2,700,000 (the “Subsequent Funding”).

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into a promissory note in favor of Garchik (the “Initial Promissory Note”), pursuant to which Garchik loaned $900,000 (the “Principal Amount”) to the Company. At the same time, as a condition to Garchik providing the Principal Amount, certain of the Company’s subsidiaries, ID Solutions, Inc., FIN Holdings, Inc. and Innovation in Motion, Inc. (the “Guarantors”) entered into a guaranty of the Initial Promissory Note with Garchik (the “Guaranty”).

A&R Facility Agreement

Under the A&R Facility Agreement, Garchik agreed to provide the Initial Funding to the Company upon receipt of a fully executed Initial Promissory Note and an executed Release Agreement relating to the Original Facility Agreement (the “Release Agreement”). The Company and Garchik agreed to use reasonable best efforts to negotiate the terms of the Subsequent Funding and negotiations continue, but the A&R Facility Agreement will terminate if definitive documentation for the Subsequent Funding is not entered into before July 1, 2023, for any reason other than breach of a party’s obligations.

While the terms of the Subsequent Funding are subject to due diligence and final documentation, a summary of selected terms of the proposed financing is attached to the A&R Facility Agreement as Exhibit B thereto. The Subsequent Funding would be a $2,700,000 secured note facility with a 12% per annum interest rate, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance of the Subsequent Facility. The Subsequent Facility will mature twenty-four (24) months after effectiveness. Garchik will be granted a fully perfected, non-avoidable, first-priority security interest and lien on all assets of the Company. The Subsequent Facility would be the senior obligation of the Company and will rank senior in right to payment of the obligations under the existing Senior Secured Convertible Notes entered into between the Company and certain noteholders on March 21, 2022 (the “Convertible Notes”) and the liens granted in connection with the Subsequent Facility shall rank pari passu with the liens granted to holders of the Convertible Notes. Pursuant to this, the Company will use reasonable best efforts to obtain the consent of two-thirds of the holders of Convertible Notes.

In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, Thomas L. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Neepa Patel, comprising all directors of the Company’s Board of Directors other than Joseph Trelin, Michael L. Koehneman and Jacqueline L. White (the “Remaining Directors”), delivered to the Company executed resignation letters in escrow (the “Board Resignation Letters”) that became effective as of the Initial Funding. Also in satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, on March 9, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees, effective as of the Initial Funding. On March 16, 2023, the Board of Directors appointed Joseph Trelin to the Chairman of the Board effective immediately.

The A&R Facility Agreement also provided Garchik with the right to nominate four (4) designees (not counting any Remaining Directors) (the “New Designees”) to be considered for election to the Board of Directors (the “Nomination Right”). In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, as described in greater detail in Item 5.02 of this Current Report, the Board of Directors appointed four (4) New Designees to the Board, effective as of the Initial Funding. The Company also agreed that the Board of Directors would, promptly following the closing of the Initial Funding, evaluate candidates for appointment as replacement of Mr. Thimot as Chief Executive Officer and that, upon the earlier of appointment of a new Chief Executive Officer or April 3, 2023, Mr. Thimot’s resignation letter as Chief Executive Officer will be declared effective. The Company appointed Rhoniel A Daguro as Chief Executive Officer, and Mr. Thimot’s resignation became effective on March 23, 2023.

Initial Promissory Note

Interest accrues on the Principal Amount until paid in full at a per annum rate equal to 15%, computed on the basis of a 360-day year and twelve 30-day months, payable in arrears on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2023 or the first business day following each such date if any such date falls on a day which is not a business day, in cash. The Principal Amount shall mature on March 31, 2025.

The Company made standard (i) affirmative covenants to Garchik, including, but not limited to, in regard to its existence, payment obligations, business activities, financial information and use of proceeds and (ii) negative covenants to Garchik, including, but not limited to, in regard to the rank of indebtedness, incurrence of indebtedness, maintenance of insurance and properties, transactions with affiliates and disposition of assets.

While the Initial Promissory Note is unsecured, in the event of either (I) the conversion of the Convertible Notes of all amounts outstanding thereunder and the release of all liens over the Company’s assets granted by and through the Transaction Documents (as defined in the Convertible Notes) or (II) receipt of the consent of the requisite holders of the Convertible Notes, in each case, the Company will, as collateral security for the due and punctual payment and performance of all obligations under the Initial Promissory Note, pledge and assign to Garchik a first-priority, continuing security interest in substantially all of the assets of the Company, subject to exclusions consistent with those contained in the Transaction Documents. The Company has agreed to use its reasonable best efforts to deliver to Garchik an amendment to the Securities Purchase Agreement, dated as of March 21, 2022 (the “SPA”), pursuant to which the Convertible Notes were purchased, permitting the grant of that collateral security to Garchik. Upon the grant of that collateral security, interest will accrue on the outstanding Principal Amount under the Initial Promissory Note at a per annum rate equal to 12%, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis.

The Initial Promissory Note includes customary Events of Default, including, among other things, (i) failing to make payment of any of the Principal Amount or interest due and such failure continues for not less than 5 business days without being cured; (ii) any representation or warranty in the Initial Promissory note being untrue in any material respect and such failure continuing for a period of not less than 5 business days without being cured; or (iii) the Initial Promissory Note shall for any reason cease to be, or shall be asserted by the Company or any affiliate thereof not to be, a legal, valid and binding obligation of the Company. Upon an Event of Default, Garchik can declare all outstanding amounts under the Initial Promissory Note due, along with any accrued interest.

Guaranty

In connection with the Company and Garchik entering into the Initial Promissory Note, each Guarantor of the Company agreed to, for the benefit and security of Garchik, guarantee the payment and performance all of the Company’s obligations under the Initial Promissory Note and the Guaranty.

Release Agreement

In connection with the A&R Facility Agreement, on March 9, 2023, the Company and Garchik entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

Additional Information

The foregoing is only a summary of the material terms of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement and the other transaction documents, and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement is qualified in its entirety by reference to the forms of such agreements, which are filed as exhibits to this Annual Report and are incorporated by reference herein.

Pursuant to the Nomination Right under the A&R Facility Agreement, Mr. Garchik nominated Rhon Daguro, Ken Jisser, Michael Thompson and Thomas Szoke for appointment to the Board of Directors. On March 9, 2023, the Board of Directors appointed Messrs. Daguro, Jisser, Thompson and Szoke as additional directors of the Company (the “Additional Directors”) and reduced the size of the Board of Directors from 8 directors to 7 directors, with effect from the resignations of the Retiring Directors. Under the terms of the A&R Facility Agreement, the Nomination Right expired upon the appointment of the four (4) Additional Directors to the Board of Directors.

Item 1A. Risk Factors

Summary of Risk Factors The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:

●	We have a history of losses and we may not be able to achieve profitability going forward.

●	We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	There can be no assurance that we will successfully commercialize our products that are currently in development or that our existing products will sustain market acceptance.

●	We depend upon key personnel and need additional personnel.

●	The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

●	If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

●	We have sought in the past and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

●	We rely in part on third-party software to develop and provide our solutions.

●	We have historically depended upon a small number of large system sales ranging from $50,000 to $1,500,000 and we may fail to achieve one or more large system sales in the future, or fail to successfully transition to new products generating recurring revenues.

●	Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

●	We are exposed to risks in operating in foreign markets, which may make operating in those markets difficult and thereby force us to curtail our business operations.

●	Breaches of network or information technology security, presentation attacks, natural disasters or terrorist attacks could have an adverse effect on our business.

●	The War in Ukraine may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

●	Interruptions, delays in service or defects in our systems could impair the delivery of our services and harm our business.

●	Third parties could obtain access to our proprietary information or could independently develop similar technologies.

●	Third parties may assert that we are infringing their intellectual property rights; IP litigation could require us to incur substantial costs even when our efforts are successful.

●	Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

●	We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

●	Government regulation could negatively impact the business.

●	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

●	Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Common Stock less attractive to investors.

●	There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

●	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

●	The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

●	We do not anticipate paying any cash dividends in the foreseeable future.

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $140.1 million as of December 31, 2022 and incurred an operating loss of approximately $24.2 million for the year ended December 31, 2022. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2023. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $12.8 million and approximately $8.8 million for the years ended December 31, 2022 and 2021, respectively. We anticipate that we will continue to have negative cash flows from operating activities through March 31, 2024 as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $22.5 million and $11.1 million in 2022 and 2021, respectively, through equity and debt financing at varying terms.

On February 14, 2023, the Board of Directors of authID resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan the Company intends that up to 20 of the Company’s 31 employees and contractors be terminated, of which 21 are United States based employees. 12 employees and 6 contractors have been given notice of their termination and the remainder may be terminated over the next several months. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. As a result, the Company’s revised budget is expected to reduce the Company’s monthly net cash used in operating activities, which reduces the expenses and cash requirements for the continued operation of the business. Therefore in order to implement and grow our operations through March 31, 2024, and achieve an expected annual revenue stream from our products, we expect that we will need to raise additional capital or finance facilities. There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

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

On March 9, 2023, our CEO Tom Thimot gave notice of his resignation to the Board of Directors and his successor Rhon Daguro was appointed March 23, 2023. Our success depends on the continued services of our new CEO and of certain other members of the current management team. Our executive team is incentivized by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, engineering employees or third- party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

The market for our verified products is characterized by evolving technologies, changing industry standards, changing political and regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

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

If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

Our ability to grow depends significantly on whether organizations of various types and sizes adopt our technology and solutions as part of their new standards. If these organizations do not adopt our technology, we may not be able to penetrate some of the new markets we are targeting, or we may lose some of our existing customer base.

In order for us to achieve our growth objectives, our identity verification and authentication technologies and solutions must be adapted to and adopted in a variety of areas including, among others, computer and online systems access control, and identity verification for transaction authentication purposes.

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

We have sought in the past and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

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

Most of our revenues historically to date are attributable to sales and business operations in jurisdictions other than the United States, although we are now focusing our efforts in generating more United States based revenues. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

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

Most recently, we have considered the impact of the coronavirus pandemic (COVID-19) on our overall operations. The continuing impact of this disease or any other disease which may give rise to a pandemic in the United States and worldwide are unknown, and the widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of disease, is among other things, impacting the ability of our employees, sub-contractors, or our customers’ employees and sub-contractors to attend places of work, to meet with potential customers, or undertake implementations at our customer’s locations. In addition, the disease could lead to disruptions in our supply chain, causing shortages or unavailability of software updates, or necessary equipment. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

War in Ukraine may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

The war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support from that region. The Company works with third party sub- contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

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

We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties, in order to provide services to our customers. Almost all of our network systems are hosted “in the cloud” by internationally recognized third party service providers such as Microsoft Azure and Amazon Web Services. Our systems and data centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have security, backup and recovery systems in place, and business continuity plans that will be designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but could also require the payment of penalties or damages to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

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

Our officers and directors and the holders of at least 5% of the outstanding shares of the Company currently beneficially own approximately 18.6% of our outstanding Common Stock, and 32.2% on a fully diluted basis assuming the exercise of both vested and unvested options and warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Common Stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

authID offers its Verified™ Identity Authentication platform allowing the Company to on-board customers who wish to deploy our services and solutions in order to eliminate passwords and know with biometric certainty the user who is engaging with their systems. authID’s solutions include the ability to verify the identity of a user, via remote identity verification, then enable device and transaction authentication using both device and cloud biometrics and, all digitally signed by the user’s identity. The Company’s platform allows our customers’ users to engage with the Verified platform using commodity, consumer grade mobile or desktop devices via a web-browser or corresponding Android or iOS smartphone app.

In 2022 we exited the payment processing and smart card products manufacturing and printing businesses and accordingly these are not discussed here.

The Company’s proprietary, patented Verified platform allows our customers to establish trust in identity, authenticate and verify an identity without a password but with both device and biometric certainty, and not with phishable passwords or one-time pin codes. authID.ai’s Verified platform has several identity verification and authentication products each facing different competitors and incumbent technologies we can replace.

For onboarding users, employees or customers remotely, Verified delivers seamless identity verification with quick, online identity document verification and facial biometric matching of a selfie to the identity credential photo with iBeta-certified liveness confirmation. Our FIDO2 strong customer authentication and passwordless login product leverages strong identity verification during device authenticator registration to create a digital chain of trust between biometrically verified individuals, their accounts, and their devices. Our FIDO2 authentication service also eliminates the risks and costs of legacy passwords and phishable MFA such as one-time pin codes. Rooted to a trusted identity obtained during the identity verification and onboarding process, our Verified biometric multi-factor authentication offers high-assurance, biometric, cloud-based, multi-factor authentication to secure high-risk transactions.

In reviewing the competitors that exist for the Company’s current and planned platform products relating to the three main elements of identity management: the establishing of identity, use of identity through device-based biometric authentication, and use of identity through cloud-based biometric verification, the Company considers a number of factors. authID’s platform utilizes an Identity as a Service (IDaaS) approach which combines the three elements into a single fast, secure, and fully automated, platform. authID believes that this full stack platform approach is exceptional in that it offers documentary identity verification, FIDO device authentication, and cloud based, biometric, multi-factor verification covering digital account access and transaction confirmation use cases for both consumer and workforce applications. The competitive landscape includes several companies that mainly address only one element, with some addressing multiple elements independently without a seamless integration between them.

In looking further at our competition, the Company does not consider providers which are major conglomerates with vertically integrated cybersecurity companies, due to the vast array of services which they offer. Furthermore, some of the competitors which do offer solutions for digital use cases, are major legacy providers offering hardware heavy solutions principally for governmental users. These include Idemia, Thales, and Supercom. This is in contrast to authID’s Identity authentication platform approach which is based on offering app and browser-based software products which are usable on mobile and desktop computing devices without additional hardware requirements.

To further breakdown the competitive landscape into companies that provide identity proofing we consider the following competitors: Jumio, Au10Tix, OnFido, Mitek, Trulioo, ID.me, Veriff, and Acuant. Companies that provide only a single solution may be seeking to combine with authentication and biometric verification technology providers to expand their ID proofing solutions’ capabilities. authID offers Identity Verification, which is used once at enrollment, whereas our authentication service is used over and over in a recurring revenue model. In appropriate cases we may decide to cooperate with these entities and yield the one-time revenue to gain the recurring authentication revenue.

Another aspect of the competitive landscape is device-based authentication products using the FIDO2 passwordless standard. Companies that are believed to be competing with authID in this area are: HYPR, Strongkey, Daon, Trusona, Callsign, Duo and Transmit Security.

authID believes that the added security of combining integrated cloud biometric authentication with device based FIDO2 authentication with integrated cloud biometric authentication meets the Zero Trust mandates for unphishable authentication that provides both device and identity signals of a user. Further the simplicity of looking at your phone to “trust your selfie” should compete well against these incumbents, and offer a more adoptable, ubiquitous, and cost-effective solution without dedicated hardware.

Finally, looking at the competitive landscape for cloud-based biometric identity authentication applications the companies that are believed to be competing with authID in this area are Jumio, Aware, Acuant, Au10Tix, and 1Kosmos.

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

Some states in the United States have adopted legislation governing the collection, use of, and storage of biometric information and other states are considering such legislation. Specifically, several states are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action lawsuits. The widespread adoption of such legislation could result in restrictions on our current or proposed business activities, or we may incur increased costs to comply with such regulations. In addition, a new privacy law took effect in California at the beginning of 2020, and in Maine in July 2020, and other states, such as New York are considering additional legislation. Specifically, several states have adopted or are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in a number of class action law suits. These regulations could have a significant impact on our businesses.

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

We also take advantage of reduced disclosure requirements, including regarding executive compensation. If we remain an “emerging growth company” in the future, we may take advantage of other exemptions, including the exemptions from the advisory vote requirements and executive compensation disclosures under the Dodd-Frank Wall Street Reform and Customer Protection Act, and the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act. We may take advantage of these provisions at least until December 31, 2024. However, if certain events occur prior to such date, including if we are deemed a “large accelerated filer” under the Exchange Act, our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non- convertible debt in any three-year period, we may cease to be an emerging growth company prior to such date.

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

On January 25, 2023, the Company received notice from The Nasdaq Stock Market that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). Nasdaq’s notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. The notice indicates that the Company will have 180 calendar days, until July 24, 2023, to regain compliance with this requirement.

The Company is also required to comply with one of the Continued Listing Standards set forth under Nasdaq Listing Rule 5550(b) (the “Rule”), which obligates the Company to maintain either Stockholders’ equity of at least $2.5 million, Market Value of Listed Securities of at least $35 million, or Net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. As of the date of filing of this Annual Report the Company does not comply with Rule 5550(b), although no notice has yet been received from The Nasdaq Stock Market to that effect. While the Company has plans to cure the deficiency by restructuring its balance sheet and raising additional equity investment, there is no assurance that such plans will be successful and if the Company is not able to regain compliance with the Rules within the time periods set forth in the applicable rules, the Nasdaq Capital Market may take steps to de-list our Common Stock.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended December 31, 2022, the closing price of our common stock ranged from $0.573 to $14.33. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

We have never declared or paid cash dividends, and we do not anticipate paying cash dividends in the foreseeable future. Therefore, investors should not rely on an investment in our Common Stock as a source for any future dividend income. Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Headquarters are now located in 1385 S. Colorado Blvd. Building A, Suite 322 Denver, CO 80222 at a monthly rental of $1,500. The agreement is for one year and expires in July 2023. We do not have any other offices.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the OTCQB (ticker symbol: IDTY & IDTYD) through August 23, 2021 and thereafter on the Nasdaq Market (ticker symbol AUID) for each quarter for the years ended December 31, 2022 and 2021 were as follows:

Quarter Ended	High	Low
March 31, 2021	$9.15	$4.38
June 30, 2021	$12.50	$6.90
September 30, 2021	$13.34	$6.81
December 31, 2021	$17.34	$11.50
March 31, 2022	$14.33	$2.83
June 30, 2022	$4.55	$1.50
September 30, 2022	$3.37	$1.89
December 31, 2022	$2.99	$0.57

Holders of our Common Stock

As of March 24 , 2023, there were approximately 180 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2022

Number of
securities
remaining
available
	Number of	Weighted	issuance
	securities	average	under equity
	to be issued	exercise	compensation
	upon	price of	plans
	exercise of	outstanding	(excluding)
	outstanding	options,	securities
	options, awards	awards	reflected in
Plan	and rights	and rights	first column)

Equity compensation plans approved by security holders - 2017 Incentive Stock Plan	3,776,420	4.79	-

Equity compensation plans approved by security holders - 2021 Equity Incentive Plan	1,966,527	2.50	75,898

Equity compensation plans not approved by security holders	4,589,577	8.07	-

The Company has adopted the authID Inc. 2017 Incentive Stock Plan and the 2021 Equity Incentive Plan. The Company has no other equity incentive plans in effect as of December 31, 2022.

On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). On December 29, 2021 the shareholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”). The following is a summary of principal features of the 2017 Incentive Plan and the 2021 Plan. The summaries, however, does not purport to be a complete description of all the provisions of each plan.

The 2017 Incentive Plan authorized Awards over 4,833,333 shares of common stock and the 2021 Plan authorizes Awards over 1,250,000 shares as well as (a) the balance of the shares which were not allocated to awards under the 2017 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. No further awards may be made under the 2017 Incentive Plan. All plans are administered by the Compensation Committee. At the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 2,500,000 shares allocated to the 2017 Incentive Plan and at the Annual Meeting of Stockholders held on December 29, 2021, the stockholders approved the adoption of and allocation of 1,250,000 shares to the 2021 Plan.

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

The terms of Awards granted under the Plans shall be contained in an agreement between the participant and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable Plan. The terms of Awards may or may not require a performance condition in order to vest the equity comprised in the relevant Award.

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

Unregistered Sales of Equity Securities

The Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The principal balance of the Stern Note and accrued interest in the amount of $503,525 was converted into shares of common stock on June 24, 2021. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 was capitalized and earned interest at 10% per annum. The Stern Note for the remaining balance of $662,000 was extended through December 31, 2022 on the same terms and conditions. The Stern Note’s full balance of principal and interest was paid in cash in December 2022.

During the year ended December 31, 2021, the Company issued approximately 706,575 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, 75,636 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash and 32,950 shares of common stock pursuant to the conversion of convertible notes, other than the Notes converted as of June 30, 2021. (These figures exclude approximately 50,000 options exercised following the filing of the Company’s Registration Statement on Form S-8 on November 12, 2021)

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70 per share. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025. On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million. Additionally, the Company entered into a Credit Facility with an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the Lender the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. The gross proceeds of the sale of the Convertible Notes and the PIPE were used to pay the expenses of those offerings and to provide working capital for the Company.

During the year ended December 31, 2022, the Company issued approximately 339,702 shares of common stock pursuant to exercises of common stock warrants and options. The Company also issued 479,845 shares of common stock in lieu of interest payments for the Convertible Notes and 13,514 shares of common stock upon conversion of Convertible Note.

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” “authID” or “the Company,” refers to the business of authID Inc.

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

authID provides secure, facial biometric, identity verification, and strong customer authentication. We maintain a global, cloud-based Verified platform for our enterprise customers or employees to enable their users to easily verify and authenticate their identity through a mobile device or desktop (with camera) of their choosing (without requiring dedicated hardware, or authentication apps). We can help our customers establish a proven identity, creating a root of trust that ensures the highest level of assurance for our passwordless login and step-up verification products. Our system enables participants to consent to transactions using their biometric information with a digitally signed authentication response, embedding the underlying transaction data and each user’s identity attributes within every electronic transaction message processed through our platform.

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

The Company also owns an entity in Colombia, MultiPay. On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa. On August 29, 2022 the Company completed the sale of Cards Plus business. See Discontinued Operations.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed our name to authID Inc. on July 18, 2022.

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

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers through our direct salesforce, channel partners and by expanding into new markets and innovation. If we are successful in these efforts, we would expect our revenue to continue to grow.

Going Concern

The Company’s consolidated financial statements included in this Annual Report have been prepared in accordance with United States GAAP assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of December 31, 2022, the Company had an accumulated deficit of approximately $140.1 million. For the year ended December 31, 2022, the Company earned revenue of approximately $0.53 million, used $12.8 million to fund its operations, and incurred a net loss from continuing operations of approximately $23.7 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

As discussed in the Subsequent Events below, the Company has secured additional financing which provides funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Subsequent Events

On February 14, 2023, the Board of authID resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan the Company intends that up to 20 of the Company’s 31 employees and contractors be terminated, of which 21 are United States based employees. 12 employees and 6 contractors have been given notice of their termination and the remainder may be terminated over the next several months. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. The Company estimates that it will be incurring costs (in consideration of releases) in the range of $0.5 million to $1.1 million  in connection with the Labor Reduction Plan, which are primarily one-time termination benefits and which will result in cash expenditures by the Company in that range of amounts over the coming months. Certain employees have Retention Agreements, which provide for specific benefits upon involuntary termination and the Company is negotiating with those employees over the final amounts and benefits due under those Agreements.

On March 21, 2022, the Company entered into a Facility Agreement with Stephen J. Garchik, who was and is a shareholder of the Company, pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company paid Garchik the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Original Facility Agreement.

On March 8, 2023, the Company entered into an Amended and Restated Facility Agreement with Garchik, pursuant to which the Company and Garchik amended and restated the Original Facility Agreement in its entirety, to replace the credit facility contemplated by the Original Facility Agreement with (i) an initial credit facility to the Company in an amount of $900,000 and (ii) the parties to use their reasonable best efforts after the Initial Funding to negotiate the terms of a subsequent credit facility in the aggregate amount of $2,700,000.

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into the Initial Promissory Note in favor of Garchik, pursuant to which Garchik loaned the Principal Amount of $900,000 to the Company. At the same time, as a condition to Garchik providing the Principal Amount, certain of the Company’s subsidiaries, ID Solutions, Inc., FIN Holdings, Inc. and Innovation in Motion, Inc. entered into the Guaranty of the Initial Promissory Note with Garchik.

A&R Facility Agreement

Under the A&R Facility Agreement, Garchik agreed to provide the Initial Funding to the Company upon receipt of a fully executed Initial Promissory Note and an executed Release Agreement relating to the Original Facility Agreement. The Company and Garchik agreed to use reasonable best efforts to negotiate the terms of the Subsequent Funding and negotiations continue, but the A&R Facility Agreement will terminate if definitive documentation for the Subsequent Funding is not entered into before July 1, 2023, for any reason other than breach of a party’s obligations.

While the terms of the Subsequent Funding are subject to due diligence and final documentation, a summary of selected terms of the proposed financing is as follows and attached to the A&R Facility Agreement as Exhibit B thereto. The Subsequent Funding would be a $2,700,000 secured note facility with a 12% per annum interest rate, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance of the Subsequent Facility. The Subsequent Facility will mature twenty-four (24) months after effectiveness. Garchik will be granted a fully perfected, non-avoidable, first-priority security interest and lien on all assets of the Company. The Subsequent Facility would be the senior obligation of the Company and will rank senior in right to payment of the obligations under the existing Convertible Notes and the liens granted in connection with the Subsequent Facility shall rank pari passu with the liens granted to holders of the Convertible Notes. Pursuant to this, the Company will use reasonable best efforts to obtain the consent of two-thirds of the holders of Convertible Notes.

In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, Thomas L. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Neepa Patel, comprising all directors of the Company’s Board of Directors other than Joseph Trelin, Michael L. Koehneman and Jacqueline L. White, delivered to the Company executed Board Resignation Letters in escrow that became effective as of the Initial Funding. Also in satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, on March 9, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees, effective as of the Initial Funding. On March 16, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Chairman of the Board effective immediately.

The A&R Facility Agreement also provided Garchik with the right to nominate four (4) New Designees (not counting any Remaining Directors) to be considered for election to the Board of Directors. In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, as described in greater detail in Item 5.02 of this Current Report, the Board of Directors appointed four (4) New Designees to the Board, effective as of the Initial Funding. The Company also agreed that the Board of Directors would, promptly following the closing of the Initial Funding, evaluate candidates for appointment as replacement of Mr. Thimot as Chief Executive Officer and that, upon the earlier of appointment of a new Chief Executive Officer or April 3, 2023, Mr. Thimot’s resignation letter as Chief Executive Officer will be declared effective. The Company appointed Mr. Daguro as Chief Executive Officer, and Mr. Thimot’s resignation became effective on March 23, 2023.

Initial Promissory Note

Interest accrues on the Principal Amount until paid in full at a per annum rate equal to 15%, computed on the basis of a 360-day year and twelve 30-day months, payable in arrears on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2023 or the first business day following each such date if any such date falls on a day which is not a business day, in cash. The Principal Amount shall mature on March 31, 2025.

The Company made standard (i) affirmative covenants to Garchik, including, but not limited to, in regard to its existence, payment obligations, business activities, financial information and use of proceeds and (ii) negative covenants to Garchik, including, but not limited to, in regard to the rank of indebtedness, incurrence of indebtedness, maintenance of insurance and properties, transactions with affiliates and disposition of assets.

While the Initial Promissory Note is unsecured, in the event of either (I) the conversion of the Convertible Notes of all amounts outstanding thereunder and the release of all liens over the Company’s assets granted by and through the Transaction Documents (as defined in the Convertible Notes) or (II) receipt of the consent of the requisite holders of the Convertible Notes, in each case, the Company will, as collateral security for the due and punctual payment and performance of all obligations under the Initial Promissory Note, pledge and assign to Garchik a first-priority, continuing security interest in substantially all of the assets of the Company, subject to exclusions consistent with those contained in the Transaction Documents. The Company has agreed to use its reasonable best efforts to deliver to Garchik an amendment to the Securities Purchase Agreement, dated as of March 21, 2022, pursuant to which the Convertible Notes were purchased, permitting the grant of that collateral security to Garchik. Upon the grant of that collateral security, interest will accrue on the outstanding Principal Amount under the Initial Promissory Note at a per annum rate equal to 12%, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance.

The Initial Promissory Note includes customary Events of Default, including, among other things, (i) failing to make payment of any of the Principal Amount or interest due and such failure continues for not less than 5 business days without being cured; (ii) any representation or warranty in the Initial Promissory note being untrue in any material respect and such failure continuing for a period of not less than 5 business days without being cured; or (iii) the Initial Promissory Note shall for any reason cease to be, or shall be asserted by the Company or any affiliate thereof not to be, a legal, valid and binding obligation of the Company. Upon an Event of Default, Garchik can declare all outstanding amounts under the Initial Promissory Note due, along with any accrued interest.

Guaranty

In connection with the Company and Garchik entering into the Initial Promissory Note, each Guarantor of the Company agreed to, for the benefit and security of Garchik, guarantee the payment and performance all of the Company’s obligations under the Initial Promissory Note and the Guaranty.

Release Agreement

In connection with the A&R Facility Agreement, on March 9, 2023, the Company and Garchik entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

Additional Information

The foregoing is only a summary of the material terms of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement and the other transaction documents, and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement is qualified in its entirety by reference to the forms of such agreements, which are filed as exhibits to this Annual Report and are incorporated by reference herein.

Pursuant to the Nomination Right under the A&R Facility Agreement, Mr. Garchik nominated Rhon Daguro, Ken Jisser, Michael Thompson and Thomas Szoke for appointment to the Board of Directors. On March 9, 2023, the Board of Directors appointed Messrs. Daguro, Jisser, Thompson and Szoke as additional directors of the Company and reduced the size of the Board of Directors from 8 directors to 7 directors, with effect from the resignations of the Retiring Directors. Under the terms of the A&R Facility Agreement, the Nomination Right expired upon the appointment of the four (4) Additional Directors to the Board of Directors.

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

Revenue Recognition

Revenue recognition policy for significant revenue generating activities from continuing operations:

All contracts are reviewed for their respective performance obligations and related revenue and expense recognition implications. A performance obligation under the revenue standard is defined as a promise to provide a “distinct” good or service to a customer and is the unit of account for revenue recognition. The Company’s revenues that are derived from the identity services could include multiple performance obligations. Additionally, the contracts could include implementation services, or support on an “as needed” basis and we will review each contract and determine whether such performance obligations are separate and distinct and apply the standard accordingly to the revenue and expense derived from or related to each such service.

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both 2022 and 2021, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

Revenue recognition policy for its discontinued operations:

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

Intangible Assets

Intangible assets include when applicable, costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2022 and 2021, all assets have been placed into service.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2022, the Company determined that certain intangibles assets are no longer recoverable and wrote off approximately $1.1 million. During the year ended December 31, 2021, the Company determined that certain intangibles assets would not be recovered and an impairment expense of approximately $0.8 million was recognized. As of December 31, 2022 and 2021, the intangible assets approximate $0.6 million and $2.4 million, respectively.

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

During the year ended December 31, 2022 and 2021, the Company’s projection and assessment did not indicate that an impairment charge was required as its fair value was in excess of carrying value.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For both employee and non-employee awards, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes and Monte-Carlo valuation models as appropriate that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Adjusted EBITDA.

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with U.S. GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by U.S. GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below.

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options) and (6) certain other items management believes affect the comparability of operating results. Other items included the following:

●	Severance cost of $0.2 million in 2022 and $0.3 million in 2021

●	Impairment loss of $1.1 million in 2022 and $0.8 million in 2021

●	Gain on extinguishment of debt of $0 in 2022 and $1.0 million in 2021

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

Reconciliation of Net Loss From Continuing Operations to Adjusted EBITDA Continuing Operations

	For the Year Ended December 31,
	2022	2021

Loss from continuing operations	$(23,675,310)	$(16,711,493)

Addback:

Interest expense	1,359,954	586,850
Other expense (income)	37,221	(651)
Gain on extinguishment of debt	-	(971,522)
Severance cost	150,000	305,000
Depreciation and amortization	749,900	1,157,773
Impairment losses	1,101,867	831,075
Taxes	7,670	10,746
Stock compensation	8,870,168	6,702,797

Adjusted EBITDA continuing operations (Non-GAAP)	$(11,398,530)	$(8,089,425)

The increase in Adjusted EBITDA Loss From Continuing Operations in 2022 compared to 2021 is principally due to the investment in people, technology and marketing associated with the rebranding of the Company and the improvement of its core products.

Results of Operations and Financial Condition for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021 – Continuing Operations

Revenues, net

During the year ended December 31, 2022, the Company revenues from Verified software license were approximately $157,000 compared to approximately $65,000 for the year ended December 31, 2021. Verified software license revenue increased as we acquired new customers.

During the year ended December 31, 2022, Legacy authentication services revenues were $371,000 compared to $549,000 for the year ended December 31, 2021. Revenue from Legacy authentication services dropped significantly due to the loss of a large customer that decommissioned a legacy product offering as of April 1, 2022.

General and administrative expenses

During the year ended December 31, 2022, general and administrative expenses increased by approximately $1.8 million compared to the year ended December 31, 2021. General and administrative expenses increased mostly due to the higher non-cash stock-based charges, higher compensation for the sales force and marketing expenses as the Company makes investment in people and marketing its product offering.

Research and development expenses

During the year ended December 31, 2022, research and development expenses increased by approximately $3.4 million as the Company increased staffing and third party resources as it continues to enhance its Verified software. In addition, in the second half of fiscal year 2022 we aligned expenses with resources and activities for fiscal year 2022 which resulted in higher research and development expenses and lower general and administrative expenses.

Depreciation and amortization expense

During the year ended December 31, 2022, depreciation and amortization decreased by approximately $408,000 compared to the year ended December 31, 2021, as the Company reduced the value of certain legacy business assets.

Interest expense

Interest expense increased during the year ended December 31, 2022 compared to the year ended December 31, 2021 by $773,000 as the Company issued $9.1 million Convertible Notes in March 2022.

Discontinued operations

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric identity verification products and services by means of our proprietary Verified platform. Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payment services in Columbia and the Cards Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus business for a price of $300,000, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. Of the $300,000 gross proceeds, $150,000 was paid on closing and the remaining $150,000 is expected to be paid in a year which is currently recorded in other current assets as of December 31, 2022.

MultiPay business in Colombia

The Company is exiting the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations. We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of December 31, 2022 all impacted employees left the Company and the Company also paid each employee their compensation entitlements and severance packages under the MultiPay retention plan and obligations under the appropriate statutes.

As of December 31, 2022, the Company is leasing certain MultiPay proprietary software to its one customer. All remaining employees in MultiPay are working for our US operation.

During the year December 31, 2022, Cards Plus revenue was approximately $1,264,000 compared to approximately $1,318,000 during the year ended December 31, 2021. MultiPay revenue in the same periods was approximately $240,000 and $361,000, respectively. Cards Plus had net income from discontinued operations during the year ended December 31, 2022 of approximately $22,000 compared to losses from discontinued operations of approximately $21,000 during the year ended December 31, 2021. MultiPay had losses of approximately $389,000 and $933,000 during the years ended December 31, 2022 and 2021, respectively.

The financial statements of Cards Plus and MultiPay have been classified as discontinued operations as of December 31, 2022, as all required classification criteria under appropriate accounting guidance were met.

Ukraine

The war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support us from that region. The Company works with third party sub- contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Latvia and Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

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

Macro-Economic Conditions

The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. The continuing war in Ukraine, inflationary pressures, rising energy prices and increases in interest rates have impacted the United States and other major economies and have created uncertainty regarding a possible recession. As a result, many businesses, especially in the technology sector have made significant cut-backs in expenditure, including reductions in force and investment freezes. Our sales and results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth of our revenue from those products.

Covid-19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. Our operations in the United States and Colombia have not been impacted this year as most staff can work remotely and can continue to develop our product offerings.

That said we have seen our business opportunities develop more slowly as business partners and potential customers include Covid-19 considerations.

Furthermore, working remotely can cause a delay in decision making and finalization of negotiations and agreements.

Liquidity and Capital Resources

As of December 31, 2022, current assets were $4.3 million and current liabilities outstanding amounted to $1.2 million which resulted in net working capital of $ 3.1 million.

Net cash used by operating activities was $12.8 million for the year ended December 31, 2022 compared to $8.8 million in 2021. Cash used in operations for 2022 and 2021 was the primarily result of funding the business operations as the Company invested in people, product and marketing as we are developing and expanding the business.

Net cash used in investing activities in 2022 and 2021 was approximately $183,000 and $117,000 as the Company invested in software development expenditures which were capitalized.

Net cash provided by financing activities for 2022 was approximately $10.2 million, which consisted primarily of the net proceeds from the sale of convertible notes and of common stock in March 2022. The Company also paid the short-term convertible note of $662,000 in full. Net cash provided by financing activities for 2021 was approximately $11.1 million, which consisted primarily of the net proceeds from the sale of common stock and the exercise of stock options and warrants in 2021.

In 2023, the Company will continue to be opportunistic as well as judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities and technology deployment will require continued investment. We raised approximately $10.3 million and $11.1 million in 2022 and 2021, respectively, through equity and debt financing at varying terms. As discussed in the Subsequent Events below, the Company has secured additional financing of $3.6 million which provides funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing in 2022 and 2021 from the sale of equity and convertible notes.

As of December 31, 2022, the Company has a series of Senior Secured Convertible Notes outstanding for approximately $9.1 million due in March 2025.

See Notes 6, 7 and 8 of the Consolidated Financial Statements for additional information associated with the credit facility, notes payable and convertible notes payable.

See “Subsequent Events” for additional information regarding the Facility Agreement with Garchik.

Equity Financing

See Note 9 of the Consolidated Financial Statements for additional information associated with equity financing in 2022 and 2021.

2022 Common Stock Transactions

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide the Company a $10.0 million unsecured standby letter of credit facility. Pursuant to the Credit Facility, the Company paid the Facility Commitment Fee of 100,000 shares of our common stock with a fair market value of $3.03 per share upon the effective date of the Credit Facility.

●	The Company issued a total of 28,496 shares of our common stock to the Note Investors as an additional origination fee.

●	Additionally, the Company issued 479,845 shares of common stock for approximately $696,000 of interest owed from the effective date of the Convertible Notes until December 31, 2022.

●	Certain warrant, stock option and convertible note holders exercised their respective warrants and stock options and conversion right and were issued approximately 353,216 shares of our common stock.

2021 Common Stock Transactions

●	On August 26, 2021, the Company completed the offering, pursuant to a Registration Statement on Form S-1, of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

●	During 2021, convertible notes totaling approximately $6.2 million and a portion of their accrued interest were converted at the option of the noteholders into approximately 1,171,000 shares of common stock of the Company.

●	During 2021, the Company issued approximately 756,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, and approximately 81,000 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2022, the Company had the following contractual obligations.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Convertible Notes Payable	$9,125,202	$-	$9,125,202	$-	$-
Operating Lease	10,593	10,593	-	-	$-
	$9,135,795	$10,593	$9,125,202	$-	$-

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCOAB ID 00677), are set forth on pages F-1 through F-29 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Rhoniel A. Daguro	48	Director and Chief Executive Officer

Joseph Trelin (1)(3)	62	Chairman of the Board of Directors

Hang Thi Bich Pham	47	Chief Financial Officer

Ken Jisser	45	Director

Michael L. Koehneman* (1)(2)	62	Director

Thomas R. Szoke	58	Director

Michael C. Thompson (2)(3)	62	Director

Jacqueline L. White* (1)(3)	58	Director

*	denotes Committee Chair

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

Rhoniel A. Daguro

Mr. Daguro joined our company as a director on March 9 2023 and was appointed CEO on March 23, 2023. He has over 20 years of sales, marketing, technology, and venture capital experience. He has built multiple profitable software and professional services firms. Most recently, from 2018 to 2022, he served as the Chief Revenue Officer of Socure Inc. Prior to that, Mr. Daguro held various executive sales positions with Persistent Systems, Hortonworks, and Oracle.

Joseph Trelin

Mr. Trelin joined our company as a Director on April 18, 2022 and became Chairman of the Board on March 16, 2023. Mr. Trelin, is a senior, creative business and product leader, technologist and entrepreneur. Since June 2021, Mr. Trelin has served in a consultant capacity advising start-ups to mid-size companies on operations, product strategy and growth. From January 2016 to July 2019, Mr. Trelin served as the Chief Platform Officer of Clear Secure Inc. Mr. Trelin served as the VP Product, Digital Products at NBCUniversal, Inc. from January 2015 through January 2016 and in various roles including as Product Management & Technology Business Leader and General Manager for Amazon.com, Inc. from January 2009 to January 2015. Mr. Trelin also previously served as the Vice President, Product Development and IT for Standard and Poor’s. Mr. Trelin received a Masters Equivalent in Computer Science from Hofstra University and a BA in Sociology from the State University of New York Albany.

Annie Pham

Mrs. Hang Thi Bich Pham (“Annie”) serves as Chief Financial Officer of the Company on June 21, 2022. Mrs. Pham has served in senior finance leadership roles in the technology sector, most recently at SonicWall, Inc, where she served as Chief Accounting Officer from 2017 to the present. From 2014 to 2017, Mrs. Pham served as Vice President of Finance at Applied Micro Circuits Corporation (acquired by MACOM Technology Solutions Holding and from 2008 to 2014 as Director, Assistant Corporate Controller at Broadcom (formerly Avago), where she scaled Avago’s global financial function to meet the requirements of a publicly traded and high-growth company with revenues growing from $1+billion to $2+billion over a three-year period. Mrs. Pham earned her MBA at the University of Sydney, Australia. She is a Licensed Certified Public Accountant (active) in the state of California.

Ken Jisser

Mr. Jisser joined authID on March 9, 2023. He is the Founder & CEO of The Pipeline Group, Inc., a technology-enabled services company that aims to deliver business results for companies looking to build predictable and profitable pipeline. Mr. Jisser founded the company in his garage in 2017, and it reached #415 among the fastest growing private companies in America, according to Inc. Magazine rankings published in 2021. Prior to that, Mr. Jisser served as GTM Advisor at Druva Inc., where he rebuilt the global inside sales team.

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

Thomas R. Szoke

Mr. Thomas Szoke is a co-founder of AuthID and has over 35 years of executive management, solutions engineering, and operations management experience in Government Security, Identity Access Management and SaaS solutions industries. He rejoined the Company as a Director on March 9, 2023. Mr. Szoke previously served as a Director and the Company’s Chief Solutions Architect and has held several other executive positions since its inception, from 2013 through 2021. He has also expanded the Company’s market presence and product portfolio through technological innovation and global strategic partnerships. Mr. Szoke has been issued several US and international patents focused on identity solutions and has pioneered the concept and development of different product lines for the Company including its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform. Since 2021, he has been an independent consultant for the Company and others.

Michael C. Thompson

Mr. Thompson joined the Company as a Director on March 9, 2023. He has over 38 years of domestic and international experience in publicly traded and private equity backed consumer and commercial businesses. Since 2022, Mr. Thompson has been a partner at Hemingway Capital, an operationally focused private equity firm. Previously, he served as Chief Executive Officer for companies in the bedding (Corsicana Mattress from 2018 to 2022), polyurethane foam and pet products industries and was an operating executive for two leading middle-market private equity firms. Mr. Thompson has also held executive positions with Rubbermaid Commercial Products, Merillat Industries, a division of Masco Corporation, and Black+Decker, and began his career with Sunbeam Appliance Company.

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

Board & Committees

Board meetings during calendar year ended 2022

During 2022, the Board of Directors held seven meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served, apart from one meeting which one director was not able to attend. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Board has designated the Chair of the Committee as the “audit committee financial expert” as defined by the SEC. During 2022, the Audit Committee held six meetings. The Committee also approved certain actions by unanimous written consent.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2022, the Compensation Committee held three meetings and also approved certain actions by unanimous written consent.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2022, the Governance Committee held two meetings also approved certain actions by unanimous written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2022 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that one filing was inadvertently made late by Mr. Broenniman and Mr. Gorriz.

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

SUMMARY COMPENSATION TABLE

						Non-Equity	All
				Stock	Option	Incentive Plan	Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Title	Year	($)	($)	($)	($)	($)	($)	($)

Phillip Kumnick	2022	-	-	-	-	-	-	-
Chairman of the Board, Former CEO and President (1)	2021	65,939	-	127,500	2,201,498	-	-	2,394,937

Thomas Thimot	2022	325,000		-	-	-	5,271	330,253
CEO (2)	2021	168,542	-	-	5,272,000	75,000	-	5,515,542

Cecil Smith III	2022	275,000	-	-	437,650	-	6,198	718,848
President and CTO (3)	2021	140,073	50,000	-	2,636,000	75,000	-	2,901,073

Thomas Szoke	2022	-	-	-	-	-	-	-
Chief Solutions Architect and Former Director (4)	2021	252,083	-	-	138,000	206,250	305,000	901,333

Stuart Stoller	2022	110,681	-	-	-	-	-	110,681
CFO (5)	2021	237,500	-	500,000	414,000	393,750	-	1,545,250

Hang Thi Bich Pham	2022	147,019	25,000	-	768,170	-	3,025	943,214
CFO (6)	2021	-	-	-	-	-	-	-

(1)	Mr. Kumnick was hired as Chief Executive Officer on May 22, 2020 and as part of his compensation package was granted 1,111,111 stock options (“2020 Stock Options”) of which 20% vest at grant date and the balance vest subject to performance conditions. As of December 31, 2021, all of Mr. Kumnick’s 2020 Stock Options were vested and exercisable as the performance obligations were met in 2021 for the 2020 Stock Options. In December 2019, Mr. Kumnick was granted 100,000 stock options (66,667 vested) in connection with his appointment to the Board of Directors. In May 2021, Mr. Kumnick was granted an additional 583,333 stock options (“2021 Stock Options”) of which 9,018 were vested and vesting of the remainder of which is subject to performance conditions. In November 2021, Mr. Kumnick agreed to cancel 300,000 of the 2021 Stock Options. None of such 300,000 2021 Stock Options were vested and included in the Executive Compensation table is the grant date fair value of the remaining 2021 stock options net of the amount canceled. Additionally, in March 2020, Mr. Kumnick was granted 50,000 shares of restricted stock that vested in 2021 upon attainment of the performance conditions. The stock option and restricted stock aggregate grant date fair value in 2020 were approximately $1,268,000 and $127,500 respectively. The restricted stock award of $127,500 was earned and reported in 2021 as the performance conditions were met. Mr. Kumnick has not exercised or realized a gain on any of these options or realized a gain on the remaining stock award shares as of the date of this report. Mr. Kumnick resigned on June 13, 2021 as the Company’s CEO but continued to serve on the Board of Directors as Chairman of the Board, until his resignation on March 9, 2023.

(2)	Mr. Thomas Thimot was hired as Chief Executive Officer on June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021, which was finally determined to be $75,000 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. The Compensation Committee approved a bonus of $75,000 for 2021 on January 25, 2022. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Mr. Thimot’s stock options was $5,272,000. Mr. Thimot has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2022. Mr. Thimot tendered his resignation as CEO on March 6, 2023, which became effective on the appointment of his successor on March 23, 2023.

(3)	Mr. Smith was hired as President and CTO on June 14, 2021. Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021, which was finally determined to be $75,000. The Compensation Committee approved a bonus of $75,000 for 2021 on January 25, 2022. In addition, Mr. Smith received a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Mr. Smith’s stock options was $2,636,000. In March 2022, Mr. Smith was granted an option to acquire 150,000 shares of common stock at an exercise price of $2.83 per share for a term of ten years which will vest over one year period with grant date fair value of approximately $362,000. In December 2022, Mr. Smith was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.79 per share for a term of ten years which will vest over one year period at the aggregate grant date fair value of $76,000. Mr. Smith has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. Mr. Smith left the Company as of February 15, 2023 and his unvested stock options lapsed at that time. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2022. On February 15, 2023, Mr. Smith ceased to be and employee and President and CTO.

(4)	Mr. Szoke was the Chief Solutions Architect and former Director of the Company. Mr. Szoke retired in November 2021 and received an agreement to receive $305,000 over the ensuing year in lieu of his executive retention agreement. Additionally, the Company accelerated the vesting of the stock options granted in 2021. Mr. Szoke has not exercised or realized a gain on any of his vested stock options as of the date if the submission of this report. Mr. Szoke was reappointed as a Director of the Company on March 9, 2023.

(5)	Mr. Stoller was hired on January 31, 2017 and as part of his compensation package was granted 166,667 stock options which vest over three years and 166,667 shares of restricted stock which shares vest upon attainment of certain performance criteria. In May 2021, Mr. Stoller was granted 100,000 stock options which each vest over three years. The aggregate grant date fair value of the 2021 stock options were $414,000. As of December 31, 2021, 194,445 of the stock options granted were vested and exercisable and the restricted stock (166,667 common shares) vested in 2021 as a result of satisfaction of the performance conditions. Mr. Stoller sold 95,000 shares of common stock in 2021 to pay the estimated income tax obligations resulting from the vesting of the restricted stock. Mr. Stoller resigned and retired effective as of June 17, 2022. In connection with his retirement, the Board of Director’s approved the vesting of approximately 122,222 stock options which were unvested as of June 17, 2022.

(6)	Ms. Pham was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and will earn an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Ms. Pham’s stock options was $722,750. In December 2022, Ms. Pham was granted an option to purchase 60,000 shares of common stock at an exercise price of $0.79 per share for a term of ten years which will vest over one year period at the aggregate grant date fair value of $45,000. Mr. Pham has not exercised or realized a gain on her vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2022.

Messrs. Thimot, Smith, and Ms. Pham each are party to an Executive Retention Agreement  to encourage the Executive to continue to devote the Executive’s full attention and dedication to the success of the Company, and to provide specification compensation and benefits to the Executive in the event of a Termination Upon Change of Control or certain other terminations pursuant to the terms of this Agreement. These agreements include payment of salary and other benefits for one year in addition to acceleration and vesting of certain stock compensation plans.

Pursuant to Mr. Szoke’s Executive Retention Agreement, he would earn additional compensation if certain performance targets were met. One of the Mr. Szoke’s performance target was met in 2021 and was paid an additional payment of approximately $206,000.

Pursuant to Mr. Stoller’s Executive Retention Agreement, he would earn additional compensation if certain performance targets were met. The performance target for Mr. Stoller was met in 2021 and was paid an additional payment of approximately $356,000. Additionally, Mr. Stoller received a discretionary bonus of $37,500 for 2021.

Other than the 401(k) retirement plan which allows employer match of 100% of up to 3% employee 401(k)payroll contribution and 50% of 4%-5% employee 401(k) payroll contribution, the Company currently has no other retirement, pension, or profit-sharing plan covering its officers and directors. The Company provides medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees cost. (See “Executive Agreements” below.)

Grant of Plan-Based Awards

During the calendar year ended December 31, 2022, the following grants were made to named executive officers:

●	The Company granted Mr. Smith stock options to acquire a total of 250,000 shares of common stock that vest over one year.

●	The Company granted Ms. Pham stock options to acquire 350,000 shares of common stock of which half vest monthly over four years and the balance is subject to certain performance vesting requirements. Ms. Pham was granted stock options to acquire an additional 60,000 shares of common stock that vest over one year.

During the calendar year ended December 31, 2021, the following grants were made to named executive officers:

●	The Company granted Mr. Thimot and Mr. Smith stock options to acquire 1,200,000 and 600,000 shares of common stock respectively upon their employment of which half of the options vest monthly over four years and the balance vest upon the achievement of certain market capitalization thresholds or performance conditions.

●	The Company granted Mr. Kumnick stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Kumnick agreed to cancel 300,000 of these stock options in consideration of removing certain service conditions.

●	In May 2021, Mr. Stoller was granted 100,000 stock options which vest over three years. In connection with his retirement in June 2022, the vesting of the remaining unvested stock options of this grant were fully accelerated.

There were no other grants of plan-based awards or common stock options, to other named executive officers during the year ended December 31, 2022.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2022.

			Plan Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Executive Officer

Phillip Kumnick	100,000	-	-	1.65	12/10/29
Phillip Kumnick	1,111,111	-	-	2.39	5/22/25
Phillip Kumnick (1)	9,018	-	283,334	7.20	5/5/31
Phillip Kumnick	10,238	-	-	10.16	12/29/31
Phillip Kumnick	8,742	26,224	-	3.03	9/20/32
Thomas Thimot (1)	225,000	375,000	600,000	7.80	6/4/31
Cecil Smith III (1)	112,500	187,500	300,000	7.80	6/4/31
Cecil Smith III	-	150,000	-	2.83	3/18/32
Cecil Smith III	-	100,000	-	0.79	12/19/32
Thomas Szoke	333,333	-	-	13.50	9/25/25
Thomas Szoke	33,333	-	-	7.20	5/5/31
Stuart Stoller	166,667	-	-	3.00	1/31/27
Stuart Stoller	83,333	-	-	2.78	10/7/30
Stuart Stoller	100,000	-	-	7.20	5/5/31
Hang Thi Bich Pham (1)	21,875	153,125	175,000	2.41	6/20/32
Hang Thi Bich Pham	-	60,000	-	0.79	12/19/32

(1)	The performance conditions for the following stock options for Phillip Kumnick’s 283,334 shares, Thomas Thimot’s 600,000 shares, Cecil Smith’s 300,000 shares, and Hang Pham’s 175,000 shares have not been met as of December 31, 2022.

There were no outstanding unvested stock awards for the named executive officers as of December 31, 2022.

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2022 by any named executive officers

Compensation of Directors

		Cash Compensation	Stock-based Compensation	Total
	Year	($)	($)	($)

Philip Kumnick	2022	15,500	659,000	674,500
Chairman of the Board, Former CEO and President (1)	2021	-	558,000	558,000

Philip Broenniman	2022	11,000	820,000	831,000
Board Member, Former President (1)	2021	-	595,000	595,000

Michael Gorriz	2022	15,000	234,000	249,000
Board Member	2021	-	90,000	90,000

Michael Koehneman	2022	16,000	234,000	250,000
Board Member	2021	-	90,000	90,000

Neepa Patel	2022	16,000	129,000	145,000
Board Member	2021	-	11,250	11,250

Sanjay Puri	2022	-	-	-
Board Member (2)	2021	-	90,000	90,000

Joe Trelin	2022	14,000	113,000	127,000
Board Member	2021	-	-	-

Jacqueline White	2022	17,500	234,000	251,500
Board Member	2021	-	90,000	90,000

In May 2021, the Board resolved to adopt a new compensation policy for non-management directors, comprising the following:

●	On appointment as a new director, each director shall receive a grant of options having a Black Scholes value of $270,000, subject to three- year vesting, one-third earned after each Annual Meeting. If the director does not serve for at least three years, then they will lose a proportionate part of the award.

●	After each Annual Meeting, commencing with the first Annual Meeting at which a director is re-elected to the Board, each director would receive a grant of options having a Black Scholes value of $90,000, subject to one year vesting (one twelfth earned each month). If the director does not serve the full year, then they will lose a proportionate part of the award.

In May 2022, the Board approved that the Compensation Plan be amended as follows:

●	For attendance at each Board or Committee meeting of the Company, each director, who is not a committee chair, shall receive the sum of $2,000.

●	For attendance at each Board or Committee meeting of the Company, each director, who is a committee chair shall receive the sum of $2,500.

●	For attendance at each Board or Committee meeting of the Company, which lasts more than 2 hours, in lieu of the above sums, each director shall receive the sum of $1,000 per hour duration of such meeting.

●	When Board and Committee meetings are held on the same day, the meetings shall be treated as a single meeting for the purpose of determining compensation.

●	Payment shall be made quarterly in arrear in the month following completion of each fiscal quarter commencing July 2022 for the 2nd quarter.

(1)	Mr. Philip Kumnick served as CEO and President and Mr. Phillip Broenniman served as President of the Company through the middle of June 2021. The Company granted Mr. Kumnick stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Kumnick agreed to cancel 300,000 of these stock options in consideration of removing certain service conditions. The Company granted Mr. Broenniman stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Broenniman agreed to cancel 200,000 of these stock options in consideration of removing certain service conditions.

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

Executive Employment Agreements

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. Mr. Thimot resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023.

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith will receive a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. On February 15, 2023, Mr. Smith ceased to be an employee, and the President and Chief Technology Officer of the Company.

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

The Company entered an Executive Retention Agreement with pursuant to which Stuart Stoller agreed to serve as Chief Financial Officer in consideration of an annual salary of $225,000. The Company has agreed to provide two different bonus levels upon the achievement of certain performance, financial and other milestones. The Company also granted Mr. Stoller a stock option to acquire 166,667 shares of common stock at an exercise price of $0.10 per share for a period of ten years. Further, Company has agreed to a Restricted Stock Purchase Agreement in which Mr. Stoller purchased an additional 166,667 shares at a per share price of $0.0001, which shares of common stock vest upon meeting certain performance, financial and other milestones. The Stock Options vest with respect to (i) one third of common stock upon the anniversary of the grant date and (ii) in 24 equal installments commencing on the one year anniversary of the grant. In May 2021, Mr. Stoller was granted 100,000 stock options which vest over three years. In connection with his retirement in June 2022, the vesting of the remaining unvested stock options of all grants were approved by the Board to be fully accelerated.

Ms. Pham was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and will earn an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair value of Ms. Pham’s stock options was $722,750.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of authID’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of March 24, 2023, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

		Number of		Percentage of
		Shares of Common		Common Stock (1)
Name	Position	Stock
Officers and Directors
Rhoniel A. Daguro	Director, CEO	0	(2)	0.0%
Thomas R. Szoke	Director	831,667	(3)	3.2%
Michael C. Thompson	Director	299,000	(4)	1.1%
Michael L. Koehneman	Director	87,215	(5)	0.3%
Jacqueline L. White	Director	75,215	(6)	0.3%
Hang Thi Bich (Annie) Pham	CFO	40,095	(7)	0.2%
Ken Jisser	Director	32,998	(8)	0.1%
Joseph Trelin	Director	1,800	(9)	0.0%
Total Officers and Directors		1,367,991		5.3%

5% Stockholders
Stephen J. Garchik	Stockholder	2,564,703	(10)	9.9%
Andras Vago	Stockholder	1,578,942	(11)	6.2%
Philip R. Broenniman	Stockholder	1,418,266	(12)	5.4%

Total 5% Stockholders		5,561,911		21.5%

Total Officers, Directors and 5% Stockholders		6,929,901		26.8%

(1)	Applicable percentage ownership is based on, 25,319,095 shares of common stock outstanding as of March 24, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person.

(2)	The Company has agreed to grant options to Mr. Daguro but no options have yet been granted.

(3)	Includes (i) 365,000 shares of common stock, (ii) 100,000 shares of common stock held by Mrs. Szoke, (iii) a stock option to acquire 333,333 shares of common stock at an exercise price of $13.50 per share, (iv) a stock option to acquire 33,334 shares of common stock at an exercise price of $7.20 per share, and (iv) a stock option to acquire 100,000 shares of common stock at an exercise price of $0.33 per share which vest over a three-year period after each Annual Meeting subject to continued service.

(4)	Includes (i) 299,000 shares of common stock, and (ii) a stock option to acquire 100,000 shares of common stock at an exercise price of $0.33 per share which vest over a three-year period after each Annual Meeting subject to continued service.

(5)	Includes (i) 11,772 shares of common stock, (ii) 228 shares of common stock held by Mrs. Koehneman, (iii) a stock option to acquire 62,500 shares of common stock at an exercise price of $7.80 per share, which vest over a three-year period after each Annual Meeting subject to continued service, of which 41,667 are vested, (iv) a stock option to acquire 10,238 shares of common stock at $15.16 per share, and (v) a stock option to acquire 34,966 shares of common stock at $3.03 per share that vest on a monthly basis over 12 months from September 20, 2022

(6)	Includes (i) a stock option to acquire 62,500 shares of common stock at an exercise price of $7.80 per share, which vest over a three-year period after each Annual Meeting subject to continued service, of which 41,667 are vested, (ii) a stock option to acquire 10,238 shares of common stock at $15.16 per share, and (iii) a stock option to acquire 34,966 shares of common stock at $3.03 per share that vest on a monthly basis over 12 months from September 20, 2022.

(7)	Includes (i) a stock option to acquire 350,000 shares of common stock at an exercise price of $2.41 per share vesting over a four-year period and subject to certain performance vesting criteria, of which 40,095 shares will be vested as of May 23, 2023, and (ii) a stock option to acquire 60,000 shares of common stock at an exercise price of $0.79 per share vesting December 31, 2023.

(8)	Includes (i) 5,970 shares of common stock, (ii) a Convertible Note convertible into 27,028 shares of common stock, and (iii) a stock option to acquire 100,000 shares of common stock at an exercise price of $0.33 per share which vest over a three-year period after each Annual Meeting subject to continued service.

(9)	Includes (i) 1,800 shares of common stock, and (ii) a stock option to acquire 100,987 shares of common stock at an exercise price of $3.13 per share, which vest over a three-year period after each Annual Meeting subject to continued service.

(10)	Includes (i) 1,980,420 shares of common stock held by Mr. Garchik personally, (ii) 78,175 shares of common stock held by Marla Garchik, Mr. Garchik’s wife, (iii) 166,667 shares of common stock held by the Garchik 2019 Irrevocable Trust (“2019 Trust”) of which Mr. Garchik is a trustee and beneficiary, (iv) 11,667 shares of common stock held by Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, (v) 89,306 shares of common stock held by the Marla Garchik 2020 Irrevocable Trust (the “2020 Trust”) of which Mr. Garchik is a beneficiary, (vi) a common stock purchase warrant to acquire 83,334 shares of common stock at $4.50 per share held by the 2019 Trust, and (vii) a Convertible Note convertible into 270,271 shares of common stock. In accordance with Rule 13d-4 under the Exchange Act, Mr. Garchik disclaims beneficial ownership of 115,137 shares of common stock, since the amount of shares of common stock into which his Warrants and Convertible Notes are each exchangeable or convertible is limited pursuant to the terms of the SPA, to that amount which would result in Mr. Garchik having beneficial ownership of shares of common stock not exceeding 9.99% of all of the outstanding shares.

(11)	Includes 106,667 shares held by Multipolaris Corporation, 832,275 shares held by Interpolaris Pte. Ltd. and 640,000 held by MP Informatikai Kft. Mr. Vago is an officer and principal of each of these entities, and he may be deemed the beneficial owner or the shares held by such entities.

(12)	Includes (i) 175,603 shares of common stock, (ii) a stock option to purchase 555,556 shares of common stock at a price of $2.10 per share, (iii) a stock option to purchase 383,334 shares of common stock at a price of $7.20 per share which vest upon meeting performance criteria. The performance criteria have not been met as of March 24, 2023 (iv) common stock purchase warrants to acquire 11,667 shares of common stock at $4.95 per share and 8,750 shares of common stock at $2.64 per share, (v) a Convertible Note convertible into 27,028 shares of common stock, and (vi) 369,391 shares of common stock and a Convertible Note convertible into 270,271 shares of common stock held by Varana Capital Focused L.P. (“VCFLP”). Mr. Broenniman is the Managing Partner of Varana Capital, LLC, which, in turn, is the investment manager of and has dispositive control over the shares held by VCFLP. By virtue of these relationships, in addition to the shares he holds personally, Mr. Broenniman may be deemed to beneficially own the shares held by VCFLP.

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

Sale of Common Stock

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and two directors and an executive officer of the Company, and, pursuant to the Subscription Agreements, those directors and officer invested a total of approximately $0.2 million to purchase shares common stock.

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

Credit Facility

On March 21, 2022 the Company entered into a Credit Facility with an accredited investor Mr. Stephen Garchik, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the Lender the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Credit Facility is repaid in full, the Company will provide for the nomination of one designee specified in writing by Garchik for appointment to our board of directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Credit Facility, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considers himself a “director by deputization”.

As described in the Subsequent Events, the Credit Facility was amended and restated effective March 6, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the Credit Facility are subject to various conditions including the granting of a security interest over substantially all the Company’s assets.

Convertible Notes Payable

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including two directors, an affiliate of a director and an executive officer of the Company (the “Related Note Investors”), and, pursuant to the SPA, sold to the Related Note Investors Senior Secured Convertible Notes (“Convertible Notes”) with an aggregate initial principal amount of approximately $2.2 million and a conversion price of $3.70 per share. In connection with the issuance of the Convertible Notes a total of 3,883 shares of common stock were issued by way of an origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025. During the period ended December 31, 2022, in connection with the payment of interest on the Convertible Notes, 20,761 shares were issued to the Related Note Investors (excluding the executive officer who had retired by the first interest date).

In 2021, the Company received conversion notices from Stern Trust of which Theodore Stern, (a former member of the Board of Directors until June 9, 2021) is the Trustee, converting the principal amount, repayment premium and interest in the amount of approximately $3.5 million payable under the Restated Stern Note into approximately 561,000 shares of common stock. Additionally, Theodore Stern and Herbert Selzer (also a former member of the Board of Directors until June 9, 2021) provided conversion notices for their respective 2020 Notes converting the principal, repayment premium and interest in the amount of approximately $256,000 into approximately 41,000 shares of common stock. The Stern Trust is owed approximately $0.7 million in interest under the Restated Stern Note, which has not been converted and remains outstanding as of December 31, 2021 and repaid in full in December 2022.

Director & Executive Compensation

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective as of June 17, 2022 at which time Annie Pham was appointed Chief Financial Officer in his place.

On April 25, 2022, Ms. Hang Thi Bich Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer on June 20, 2022. Ms. Pham will receive an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. The employment of Ms. Pham is at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on her equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreements.  In the event of a termination upon a change of control or an involuntary termination, Ms. Pham is entitled to receive an amount equal to 100% of her base salary and the target bonus then in effect for the executive officer for the year in which such termination occurs. At the election of the executive officer, the Company will also continue to provide health related employee insurance coverage for up to twelve months, at the Company’s expense. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock with an exercise price of $2.41 and an exercise period of ten years subject to certain performance vesting requirements. In December 2022, Ms. Pham was granted an option to purchase 60,000 shares of common stock at an exercise price of $0.79 per share for a term of ten years which will vest over one year period.

On June 14, 2021, Phillip L. Kumnick resigned as Chief Executive Officer of authID, Inc., and Thomas L. Thimot was appointed Chief Executive Officer in his place. Further, Philip R. Broenniman resigned as President and Chief Operating Officer and Cecil N. Smith III (Tripp) was appointed President and Chief Technology Officer. In May 2021 the Company granted to each of Mr. Kumnick and Mr. Broenniman options (the “May 2021 Options”) to acquire a total of 1,166,667 shares of common stock at an exercise price of $7.20 per share for a term of ten years that vest upon the achievement of certain market capitalization thresholds, or performance conditions. In November 2021 Mr. Kumnick and Mr. Broenniman agreed to cancel 300,000 and 200,000, respectively, of these stock options in consideration of removing certain service conditions.

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. Mr. Thimot resigned effective upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023.

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith will receive a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. On February 15, 2023, Mr. Smith ceased to be an employee, and the President and Chief Technology Officer of the Company.

In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 100,897 shares of common stock or a total of $270,000 at an exercise price of $3.13 per share for a term of ten years that vest one third per year after each Annual Meeting.

In September 2022 the Company granted additional options to acquire 34,996 shares of common stock each at an exercise price of $3.03 per share, to six of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

In March 2023 Mr. Broenniman, Mr. Gorriz, Mr. Kumnick. Ms. Patel and Mr. Thimot resigned as directors of the Company. Upon their resignation 50,615 of Mr. Broenniman's options and 154,222 of Mr. Kumnick's options previously awarded to them for service as non-management directors were cancelled by agreement, or lapsed in accordance with their terms. 41,230 and 39,846 options respectively previously granted to Mr. Gorriz and Ms. Patel lapsed on their resignations, in accordance with their terms. Mr. Daguro, Mr. Jisser, Mr. Szoke and Mr. Thompson were appointed as additional directors and the size of the Board was reduced to seven. The Company granted to each of Mr. Jisser, Mr. Szoke and Mr. Thompson options to acquire 100,000 shares of common stock at an exercise price of $0.33 per share for a term of ten years that vest one third per year after each Annual Meeting.

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

Additionally, the Company appointed Neepa Patel as another independent Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022. Sanjay Puri, one of the directors appointed in June did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options. In 2021, the Company and Progress Partners Inc. (“Progress”) modified their Business Advisory Agreement dated May 6, 2020 (“Progress Agreement”). The amended Progress Agreement provides for Progress to undertake continuing business development activities for the Company, for which the Company paid Progress $350,000. Additionally, the Company paid Progress, another $115,000 for additional consulting services. Mr. Puri, a former Director of the Company from June 9, to December 29, 2021 is an employee and Managing Director of Progress but is not a principal shareholder nor an executive officer of Progress.

In December 2021, the Company granted additional options to acquire 10,238 shares of common stock each to five of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees incurred for each of the last two years for professional services rendered by Cherry Bekaert LLP, the independent registered public accounting firm (PCAOB ID 00677) or the audit of the Company’s annual financial statements included in the Company’s Form 10-K and review of financial statements for its quarterly reports (Form 10-Q) are reported below.

The total fees billed by Cherry Bekaert, LLP in 2022 aggregated $250,500 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2022. Additionally, the Company paid Cherry Bekaert, LLP $2,500 for services associated with the filing of the Company’s S-3.

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

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2022 and December 31, 2021 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2022 and 2021. Additionally, the Audit Committee approved the fee for Cherry Bekaert, LLP’s assistance with filing for certain tax credits in 2021.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2022	$248.0	$-	$2.5	$-	$250.5
2021	$197.5	$10.0	$41.4	$-	$248.9

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules

Exhibit Number		Description
3.1	(1)	Amended & Restated Certificate of Incorporation
3.2	(2)	Amended & Restated Bylaws
3.3	(3)	Certificate of Amendment dated June 1, 2021
3.4	(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective July 18, 2022
3.5	(20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation effective September 21, 2022
4.1	(3)	Form of Stock Option
4.2	(4)	Form of 8.0% Convertible Note
4.3	(5)	Form of 15.0% Convertible Note
4.4	(5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5	(6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6	(7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7*		Description of the Registrant’s Securities
10.1	(3)	Form of Director Agreement
10.2	(3)	Form of Indemnification Agreement
10.5	(9)	2017 Incentive Stock Plan
10.7	(3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8	(3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9	(3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10	(3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11	(13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12	(13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13	(14)	authID Inc. 2021 Equity Incentive Plan
10.14	(16)	Letter Agreement between authID Inc. and Thomas Szoke dated November 19, 2021
10.15	(15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16	(15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17	(15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19	(15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20	(15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21	(15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22	(17)	Letter Agreement between Joseph Trelin and the Company dated April 18, 2022
10.23	(18)	Letter Agreement between Annie Pham and the Company dated April 25, 2022
10.24	(21)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25	(21)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26	(21)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.27	(21)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
14.1	(10)	Code of Ethics
21.1	(10)	List of Subsidiaries
23.1*		Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 19, 2022.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

Date: March 30, 2023	By:	/s/ Rhoniel A. Daguro
	Name:	Rhoniel A. Daguro
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2023	By:	/s/ Hang Thi Bich Pham
	Name:	Hang Thi Bich Pham
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on March 30, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/Joseph Trelin	Chairman of the Board of Directors
Joseph Trelin

/s/ Rhoniel A. Daguro	Chief Executive Officer
Rhoniel A. Daguro	(Principal Executive Officer)

/s/Ken Jisser	Director
Ken Jisser

/s/ Michael Koehneman	Director
Michael Koehneman

/s/ Hang Thi Bich Pham	Chief Financial Officer
Hang Thi Bich Pham	(Principal Financial and Accounting Officer)

/s/ Thomas R. Szoke	Director
Thomas R. Szoke

/s/ Jacqueline White	Director
Jacqueline White

/s/ Michael Thompson	Director
Michael Thompson

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

authID Inc.

Denver, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of authID Inc. (formerly known as Ipsidy Inc.) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter – Stock-based Compensation

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Description of Matter

As described further in Note 9 to the consolidated financial statements, the Company issued various types of equity awards, including stock options. During the year ended December 31, 2022, the Company recorded stock option related compensation expense of approximately $8,870,000. The Company estimated the fair value of stock options granted using either the Black-Scholes option pricing model or the Monte Carlo option pricing model, depending on vesting conditions. The option pricing models required the Company to make several assumptions.

Auditing the Company’s accounting for stock options required auditor judgment due to the subjectivity of significant assumptions used in the option pricing models to estimate the fair value of stock options granted.

How We Addressed the Matter in Our Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We assessed the accuracy and completeness of the awards during the year by reading the relevant Board of Directors minutes and grant documents.
●	We evaluated the appropriateness of the valuation method used for the stock option grants and whether the method used for determining fair value was applied consistently with the valuation of similar grants in prior periods.
●	We evaluated the work performed by management’s specialist in valuing market condition stock option using the Monte Carlo option pricing model. In addition, we used an auditor specialist to assess the reasonableness of management’s specialist’s pricing model and to perform an independent calculation.
●	We evaluated the significant assumptions used by management to calculate the fair value of stock options granted. Such evaluation included independent calculation of the expected volatility based upon actual historical stock price movements over the period equal to the expected option term and assessing the reasonableness of the expected option term based on historical stock options exercised.
●	We developed an independent estimate of the fair value for options granted during the year and compared our estimate of fair value used by management.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Tampa, Florida

March 30, 2023

authID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash	$3,237,106	$5,767,276
Accounts receivable, net	261,809	26,846
Other current assets	729,342	502,721
Current assets held for sale	118,459	629,752
Total current assets	4,346,716	6,926,595

Property and Equipment, net	-	25,399
Other Assets	250,383	2,501
Intangible Assets, net	566,259	2,379,452
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	27,595	312,831
Total assets	$9,374,185	$13,830,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,154,072	$1,778,093
Convertible debt	-	662,000
Deferred revenue	81,318	199,007
Current liabilities held for sale	13,759	295,332
Total current liabilities	1,249,149	2,934,432
Non-current Liabilities:
Convertible debt	7,841,500	-
Total liabilities	9,090,649	2,934,432

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 250,000,000 and 1,000,000,000 shares authorized; 25,319,095 and 23,294,024 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2,532	2,329
Additional paid in capital	140,255,234	126,581,702
Accumulated deficit	(140,130,159)	(115,899,939)
Accumulated comprehensive income	155,929	211,486
Total stockholders’ equity	283,536	10,895,578
Total liabilities and stockholders’ equity	$9,374,185	$13,830,010

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021

Revenues:
Verified software license	$156,646	$64,799
Legacy authentication services	370,769	548,717
Total revenues, net	527,415	613,516

Operating Expenses:

General and administrative	14,676,938	12,831,786
Research and development	6,269,175	2,878,952
Depreciation and amortization	749,900	1,157,773
Impairment losses	1,101,867	831,075
Total operating expenses	22,797,880	17,699,586

Loss from continuing operations	(22,270,465)	(17,086,070)

Other (Expense) Income
Interest expense, net	(1,359,954)	(586,850)
Other (expense) income, net	(37,221)	651
Gain on extinguishment of debt	-	971,522
Other (expense) income, net	(1,397,175)	385,323

Loss from continuing operations before income taxes	(23,667,640)	(16,700,747)

Income tax expense	(7,670)	(10,746)

Loss from continuing operations	(23,675,310)	(16,711,493)

Loss from discontinued operations	(366,663)	(954,295)
Loss from sale of a discontinued operation	(188,247)	-
Total loss from discontinued operations	(554,910)	(954,295)

Net loss	$(24,230,220)	$(17,665,788)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(0.97)	$(0.78)
Discontinued operations	$(0.02)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	24,522,912	21,329,281

See notes to consolidated financial statements

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	For the Year Ended December 31,
	2022	2021
Net loss	$(24,230,220)	$(17,665,788)
Foreign currency translation (loss) gain	(55,557)	50,844
Comprehensive loss	$(24,285,777)	$(17,614,944)

See notes to consolidated financial statements

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2020	19,642,401	$1,964	$102,651,304	$(98,234,151)	$160,642	$4,579,759
Sale of common stock for cash	1,642,856	164	10,282,834	-	-	10,282,998
Stock-based compensation	-	-	6,702,797	-	-	6,702,797
Settlement of accrued expense with stock options	-	-	349,376	-	-	349,376
Convertible note converted to common stock	1,171,296	117	6,232,223	-	-	6,232,340
Stock option exercise for cash	10,358	1	44,493	-	-	44,494
Warrant exercise for cash	70,835	7	318,751	-	-	318,758
Cashless stock option exercise	412,451	42	(42)	-	-	-
Cashless warrant exercise	343,709	34	(34)	-	-	-
Fractional shares	118	-	-	-	-	-
Net loss	-	-	-	(17,665,788)	-	(17,665,788)
Foreign currency translation	-	-	-	-	50,844	50,844
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	8,870,168	-	-	8,870,168
Sale of common stock for cash, net of offering costs	1,063,514	106	3,146,834	-	-	3,146,940
Common stock issued with convertible debt	28,496	3	91,754	-	-	91,757
Common stock issued for working capital facility	100,000	10	302,990	-	-	303,000
Shares issued in lieu of interest	479,845	48	696,345	-	-	696,393
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	301,657	31	(31)	-	-	-
Cashless warrant exercise	1,377	-	-	-	-	-
Warrant exercise for cash	36,668	4	65,999	-	-	66,003
Convertible note converted to common stock	13,514	1	49,999	-	-	50,000
Net loss	-	-	-	(24,230,220)	-	(24,230,220)
Foreign currency translation	-	-	-	-	(55,557)	(55,557)
Balances, December 31, 2022	25,319,095	$2,532	$140,255,234	$(140,130,159)	$155,929	$283,536

See notes to consolidated financial statements

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,230,220)	$(17,665,788)
Adjustments to reconcile net loss with cash flows from operations:
Loss from sale of discontinued operation	188,247	-
Depreciation and amortization expense	749,900	1,157,773
Stock-based compensation	8,870,168	6,702,797
(Gain) on extinguishment of notes payable	-	(971,522)
Shares issued in lieu of interest	696,393	-
Amortization of debt discounts and issuance costs	595,783	237,435
Impairment losses	1,101,867	831,077
Changes in operating assets and liabilities:
Accounts receivable	(234,962)	(92,905)
Net investment in direct financing lease	-	(23,806)
Other current assets	167,877	(277,191)
Inventory		9,745
Accounts payable and accrued expenses	(669,294)	660,351
Deferred revenue	(117,689)	91,734
Other liabilities	-	(47,809)
Discontinued operations	87,530	626,555
Net cash flows from operating activities	(12,794,400)	(8,761,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	146,728	-
Cash disposed of from the sale of a discontinued operation	(299,505)	-
Purchase of property and equipment	(7,027)	-
Purchase of property and equipment - discontinued operations	(16,159)	(90,036)
Purchase of intangible assets	(6,311)	(26,705)
Net cash flows from investing activities	(182,274)	(116,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	3,146,940	10,282,998
Proceeds from issuance of convertible note payable, net of issuance costs	7,992,841	-
Proceeds from exercise of warrants	66,003	318,758
Proceeds from exercise of stock options	-	44,494
Proceeds from paycheck protection program	-	485,762
Principal payments on Convertible notes	(662,000)	-
Cash paid for working capital facility	(300,000)	-
Payments on notes payable - discontinued operations	(1,579)	(5,947)
Principal payments on capital lease obligation - discontinued operations	(10,582)	(39,232)
Net cash flows from financing activities	10,231,623	11,086,833

Effect of Foreign Currencies	(53,123)	64,168

Net Change in Cash	(2,798,174)	2,272,706
Cash, Beginning of the Year	5,767,276	3,506,171
Cash, Beginning of the Year- Discontinued Operations	270,707	259,106
Cash, End of the Year - Discontinued Operations	(2,703)	(270,707)
Cash, End of the Year	$3,237,106	$5,767,276

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$94,887	$7,188
Cash paid for interest - discontinued operations	$-	$4,388
Cash paid for income taxes	$7,670	$11,739
Cash paid for income taxes - discontinued operations	$5,627	$1,149

Schedule of Non-cash Investing and Financing Activities:
Cashless option and warrant exercises	$31	$76
Common stock issued with convertible notes	$91,757	$-
Common stock for working capital facility	$303,000	$-
Warrants for services with the issuance of convertible debt	$449,474	$-
Reclass from other assets to intangible assets	$-	$8,270
Settlement of accounts payable with issuance of common stock	$-	$349,376
Conversion of convertible note payable and accrued interest to common stock	$50,406	$6,232,340

See notes to consolidated financial statements

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Effective July 18, 2022, the Company changed its name to authID Inc.

On May 4, 2022, the Board of Directors of authID Inc. approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. As of December 31, 2022 and 2021, Cards Plus Pty Ltd., and MultiPay S.A.S., assets are presented as assets held for sale on the Company’s Consolidated Balance Sheets and their operations presented as discontinued operations in the Consolidated Statements of Operations as they met the criteria for discontinued operations under applicable accounting guidance. See Discontinued Operations Note 11 for details.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements.

As of December 31, 2022, the Company had an accumulated deficit of approximately $140 million. For the year ended December 31, 2022, the Company earned revenue of approximately $527,000, used approximately $12.8 million to fund its operations, and incurred a net loss of approximately $24.2 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition, and acquiring new clients to generate revenues and cash flows.

As discussed in the Subsequent Events below, the Company has secured additional financing of $3.6 million which provides funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported loss from continuing operations and management does not believe that this reclassification is material to the consolidated financial statements taken as a whole. Specifically, we reclassified certain expenses from general and administrative expenses to research and development expenses.

Subsequent Events

On February 14, 2023, the Board of Directors of authID Inc. (the “Company”) resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan the Company intends that up to 20 of the Company’s 31 employees and contractors be terminated, of which 21 are United States based employees. 12 employees and 6 contractors have been given notice of their termination and the remainder may be terminated over the next several months. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. The Company estimates that it will be incurring costs (in consideration of releases) in the range of $0.5 million to $1.1 million  in connection with the Labor Reduction Plan, which are primarily one-time termination benefits and which will result in cash expenditures by the Company in that range of amounts over the coming months. Certain employees have Retention Agreements, which provide for specific benefits upon involuntary termination and the Company is negotiating with those employees over the final amounts and benefits due under those Agreements.

On March 21, 2022, the Company entered into a Facility Agreement with Stephen J. Garchik, who was and is a shareholder of the Company, pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company paid Garchik the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Original Facility Agreement.

On March 8, 2023, the Company entered into an Amended and Restated Facility Agreement with Garchik, pursuant to which the Company and Garchik amended and restated the Original Facility Agreement in its entirety, to replace the credit facility contemplated by the Original Facility Agreement with (i) an initial credit facility to the Company in an amount of $900,000 and (ii) the parties to use their reasonable best efforts after the Initial Funding to negotiate the terms of a subsequent credit facility in the aggregate amount of $2,700,000.

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into the Initial Promissory Note in favor of Garchik, pursuant to which Garchik loaned the Principal Amount of $900,000 to the Company. At the same time, as a condition to Garchik providing the Principal Amount, certain of the Company’s subsidiaries, ID Solutions, Inc., FIN Holdings, Inc. and Innovation in Motion, Inc. entered into the Guaranty of the Initial Promissory Note with Garchik.

A&R Facility Agreement

Under the A&R Facility Agreement, Garchik agreed to provide the Initial Funding to the Company upon receipt of a fully executed Initial Promissory Note and an executed Release Agreement relating to the Original Facility Agreement. The Company and Garchik agreed to use reasonable best efforts to negotiate the terms of the Subsequent Funding and negotiations continue, but the A&R Facility Agreement will terminate if definitive documentation for the Subsequent Funding is not entered into before July 1, 2023, for any reason other than breach of a party’s obligations.

While the terms of the Subsequent Funding are subject to due diligence and final documentation, a summary of selected terms of the proposed financing is as follows and attached to the A&R Facility Agreement as Exhibit B thereto. The Subsequent Funding would be a $2,700,000 secured note facility with a 12% per annum interest rate, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance of the Subsequent Facility. The Subsequent Facility will mature twenty-four (24) months after effectiveness. Garchik will be granted a fully perfected, non-avoidable, first-priority security interest and lien on all assets of the Company. The Subsequent Facility would be the senior obligation of the Company and will rank senior in right to payment of the obligations under the existing Convertible Notes and the liens granted in connection with the Subsequent Facility shall rank pari passu with the liens granted to holders of the Convertible Notes. Pursuant to this, the Company will use reasonable best efforts to obtain the consent of two-thirds of the holders of Convertible Notes.

In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, Thomas L. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Neepa Patel, comprising all directors of the Company’s Board of Directors other than Joseph Trelin, Michael L. Koehneman and Jacqueline L. White, delivered to the Company executed Board Resignation Letters in escrow that became effective as of the Initial Funding. Also in satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, on March 9, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees, effective as of the Initial Funding. On March 16, 2023, the Board of Directors appointed Joseph Trelin as the Chairman of the Board effective immediately.

The A&R Facility Agreement also provided Garchik with the right to nominate four (4) New Designees (not counting any Remaining Directors) to be considered for election to the Board of Directors In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, as described in greater detail in Item 5.02 of this Current Report, the Board of Directors appointed four (4) New Designees to the Board, effective as of the Initial Funding. The Company also agreed that the Board of Directors would, promptly following the closing of the Initial Funding, evaluate candidates for appointment as replacement of Mr. Thimot as Chief Executive Officer and that, upon the earlier of appointment of a new Chief Executive Officer or April 3, 2023, Mr. Thimot’s resignation letter as Chief Executive Officer will be declared effective. The Company appointed Mr. Daguro as Chief Executive Officer, and Mr. Thimot’s resignation became effective on March 23, 2023.

Initial Promissory Note

Interest accrues on the Principal Amount until paid in full at a per annum rate equal to 15%, computed on the basis of a 360-day year and twelve 30-day months, payable in arrears on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2023 or the first business day following each such date if any such date falls on a day which is not a business day, in cash. The Principal Amount shall mature on March 31, 2025.

The Company made standard (i) affirmative covenants to Garchik, including, but not limited to, in regard to its existence, payment obligations, business activities, financial information and use of proceeds and (ii) negative covenants to Garchik, including, but not limited to, in regard to the rank of indebtedness, incurrence of indebtedness, maintenance of insurance and properties, transactions with affiliates and disposition of assets.

While the Initial Promissory Note is unsecured, in the event of either (I) the conversion of the Convertible Notes of all amounts outstanding thereunder and the release of all liens over the Company’s assets granted by and through the Transaction Documents (as defined in the Convertible Notes) or (II) receipt of the consent of the requisite holders of the Convertible Notes, in each case, the Company will, as collateral security for the due and punctual payment and performance of all obligations under the Initial Promissory Note, pledge and assign to Garchik a first-priority, continuing security interest in substantially all of the assets of the Company, subject to exclusions consistent with those contained in the Transaction Documents. The Company has agreed to use its reasonable best efforts to deliver to Garchik an amendment to the Securities Purchase Agreement, dated as of March 21, 2022, pursuant to which the Convertible Notes were purchased, permitting the grant of that collateral security to Garchik. Upon the grant of that collateral security, interest will accrue on the outstanding Principal Amount under the Initial Promissory Note at a per annum rate equal to 12% paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance.

The Initial Promissory Note includes customary Events of Default, including, among other things, (i) failing to make payment of any of the Principal Amount or interest due and such failure continues for not less than 5 business days without being cured; (ii) any representation or warranty in the Initial Promissory note being untrue in any material respect and such failure continuing for a period of not less than 5 business days without being cured; or (iii) the Initial Promissory Note shall for any reason cease to be, or shall be asserted by the Company or any affiliate thereof not to be, a legal, valid and binding obligation of the Company. Upon an Event of Default, Garchik can declare all outstanding amounts under the Initial Promissory Note due, along with any accrued interest.

Guaranty

In connection with the Company and Garchik entering into the Initial Promissory Note, each Guarantor of the Company agreed to, for the benefit and security of Garchik, guarantee the payment and performance all of the Company’s obligations under the Initial Promissory Note and the Guaranty.

Release Agreement

In connection with the A&R Facility Agreement, on March 9, 2023, the Company and Garchik entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

Additional Information

The foregoing is only a summary of the material terms of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement and the other transaction documents, and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the A&R Facility Agreement, the Initial Promissory Note, the Guaranty, the Release Agreement is qualified in its entirety by reference to the forms of such agreements, which are filed as exhibits to this Annual Report and are incorporated by reference herein.

Pursuant to the Nomination Right under the A&R Facility Agreement, Mr. Garchik nominated Rhon Daguro, Ken Jisser, Michael Thompson and Thomas Szoke for appointment to the Board of Directors. On March 9, 2023, the Board of Directors appointed Messrs. Daguro, Jisser, Thompson and Szoke as additional directors of the Company and reduced the size of the Board of Directors from 8 directors to 7 directors, with effect from the resignations of the Retiring Directors. Under the terms of the A&R Facility Agreement, the Nomination Right expired upon the appointment of the four (4) Additional Directors to the Board of Directors.

Basis of Consolidation

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, Cards Plus Pty Ltd. (through August 29, 2022 when the sale of Cards Plus Pty Ltd. was completed) and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Verified Software License – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and /or variable fees generated that are earned on a usage fee based over time based on monthly user or transaction volumes or on a monthly flat fee rate. We allocate the selling price in a contract which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price.

The Company had contract liabilities of approximately $81,000 and $199,000 as of December 31, 2022, and 2021 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of December 31, 2022 will be earned over the course of the year 2023. The majority of the deferred revenue contract liability as of December 31, 2021, was recognized in the quarter ended March 31, 2022.

Furthermore, the Company capitalizes the incremental costs of acquiring and fulfilling a contract with a customer if the Company expects to recover those costs. These incremental costs were immaterial in 2022 and the Company recognizes these costs as incurred as it typically relates to a period of less than 1 year as allowed by the practical expedient.

As of December 31, 2022, and December 31, 2021, the Company did not have any deferred contract costs or fees payable.

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both 2022 and 2021, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

Accounts Receivable

All customers are granted credit on a short-term basis and related credit risks are considered minimal. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted. At December 31, 2022 and 2021, management determined no allowance for doubtful accounts was required.

Concentration of Credit Risk and Major Customers

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2022, the Company had approximately $2.9 million in funds in the United States which were in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2022, the Company held approximately $1,000 in cash maintained in British Bank.

2022 Revenues and accounts receivable: For the year ended December 31, 2022, revenue for approximately 70% of the total revenues from continuing operations were derived from two legacy customers. As of December 31, 2022, accounts receivable related to one legacy customer amounted to 86% of the accounts receivable.

2021 Revenues and accounts receivable: For the year ended December 31, 2021, majority of consolidated revenues were derived from the US and one customer represented 85% of consolidated revenue. The US customer that accounted for 85% of the consolidated revenue in 2021 did not use the service previously rendered after April 1, 2022. As of December 31, 2022, accounts receivable related to one customer amounted to 86% of the accounts receivable.

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

Leases

The Company has an operating lease for its Headquarter office expiring in July 2023 and has a renewal option. The Company does not plan to renew the lease.

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

Intangible Assets

Intangible assets include when applicable, costs associated with software development of new product offerings and enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2021 and 2022, all assets have been placed into service. As of December 31, 2022 and 2021, the intangible assets approximate $0.6 million and $2.4 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment review is performed. An impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Generally fair value is determined using valuations techniques such as expected discounted cash flows or appraisals, as appropriate. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. During the year ended December 31, 2022, the Company determined that certain intangibles assets are no longer recoverable and recognized impairment expense of approximately $1.1 million. During the year ended December 31, 2021, the Company determined that certain intangibles assets would not be recovered and an impairment expense of approximately $0.8 million was recognized.

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

During the year ended December 31, 2022, the Company’s projection and assessment did not indicate that an impairment charge was required as its fair value was in excess of carrying value.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair- value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For all awards, the fair value of each stock option award is estimated on the date of grant using the Black- Scholes and Monte-Carlo valuation models as appropriate that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of peer companies and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Advertising Expenses

During the fiscal year 2022 and 2021 the Company incurred approximately $220,000 and $65,000, respectively, in digital marketing expenses to promote our products.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2022 and 2021 because their effect was antidilutive:

	2022	2021
Convertible notes payable	2,466,297	117,529
Warrants	1,229,226	1,403,610
Stock options	10,332,520	8,910,994
	14,028,043	10,432,133

Foreign Currency Translation

The assets, liabilities and results of operations of certain of authID’s subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Upon consolidating these subsidiaries, the applicable assets and liabilities are translated to US dollars at currency exchange rates as of the applicable dates and their revenues and expenses are translated at the weighted average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating these subsidiaries’ financial statements are reported in other comprehensive loss in the accompanying consolidated statements of comprehensive loss.

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at December 31, 2022 and 2021:

	2022	2021

Prepaid Insurance	$244,215	$223,318
Unamortized working capital facility fees - current	199,156	-
Prepaid Third Party Services	135,405	276,085
Other	150,566	3,318
	$729,342	$502,721

Other assets consisted of the following at December 31, 2022 and 2021:

OTHER ASSETS
	2022	2021

Unamortized working capital facility fees - non current	$248,945	$-
Other	1,438	2,501
	$250,383	$2,501

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2022 and 2021:

	Estimated
Description	Useful Lives	2022	2021
Computer Equipment	3	$85,583	$77,602
Furniture and Equipment	5	54,016	64,841
		139,599	142,443
Less: Accumulated Depreciation		(139,599)	(117,044)
Property and Equipment, Net		$-	$25,399

Depreciation expense totaled $25,021 and $4,038 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2022 and 2021:

	Acquired and
	Developed	Intellectual
	Software	Property	Patents	Total

Useful Lives	5 Years	10 Years	10 Years

Carrying Value at December 31, 2020	$3,171,394	$416,471	$128,308	$3,716,173
Additions	-	-	26,705	26,705
Impairment of assets	-	(335,101)	-	(335,101)
Amortization	(932,512)	(81,370)	(14,443)	(1,028,325)
Carrying Value at December 31, 2021	2,238,882	-	140,570	2,379,452
Additions	-	-	6,311	6,311
Impairment of assets	(1,107,867)	-	-	(1,107,867)
Amortization	(695,420)	-	(16,217)	(711,637)
Carrying Value at December 31, 2022	$435,595	$-	$130,664	$566,259

The following is a summary of intangible assets as of December 31, 2022:

	Acquired and
	Developed	Intellectual
	Software	Property	Patents	Total
Cost	$4,476,271	$-	$164,614	$4,640,885
Accumulated amortization	(4,040,676)	-	(33,950)	(4,074,626)
Carrying Value at December 31, 2022	$435,595	$-	$130,664	$566,259

The following is a summary of intangible assets as of December 31, 2021:

	Acquired
	and
	Developed	Intellectual
	Software	Property	Patents	Total
Cost	$4,476,271	$-	$158,303	$4,634,574
Accumulated amortization	(2,237,389)	-	(17,733)	(2,255,122)
Carrying Value at December 31, 2021	$2,238,882	$-	$140,570	$2,379,452

The following is the future amortization of intangible assets for the year ended December 31:

2023	$253,080
2024	168,094
2025	63,791
2026	16,456
2027	16,456
Thereafter	48,382
$566,259

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021:

	2022	2021
Trade payables	$623,130	$548,087
Accrued interest	-	33,553
Accrued payroll and related expenses	145,837	783,144
Other	385,105	413,309
	$1,154,072	$1,778,093

NOTE 6 – WORKING CAPITAL FACILITY

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes (see Note 7) and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Credit Facility”). Pursuant to the Credit Facility, the Company agreed to pay a facility commitment fee of 100,000 shares of our common stock upon the effective date of the Credit Facility.

There were no borrowings under the Credit Facility as of December 31, 2022. The unamortized deferred debt expense is approximately $448,000 of which $199,000 is included in other current assets and the balance in other assets.

As described in the Subsequent Events (see Note 1), the Credit Facility was amended and restated effective March 6, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the Credit Facility are subject to various conditions including the granting of a security interest over substantially all the Company’s assets.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

During the year ended December 31, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 13,514 and 135 shares of our common stock, respectively.

During the year ended December 3, 2022, the Company issued 479,845 shares of common stock for approximately $696,000 of interest related to the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company issued 142,690 common stock warrants to the broker and its representatives with an estimated grant date fair value of approximately $449,000 which has been recorded as a reduction in the carrying value of the Convertible Notes.

The Company also had a note outstanding to the Stern Trust in the amount of $662,000 that earned interest at 10% per annum. Theodore Stern, the former Trustee of the Stern Trust was formerly a director of the Company. The maturity date of the Stern Note was previously February 29, 2022 and the Stern Trust and the Company mutually agreed to extend the due date to December 31, 2022. The Stern Note was paid in full prior to December 31, 2022.

The following is a summary of convertible notes outstanding as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

10% convertible note due December 31, 2022	$-	$662,000
9.75% convertible notes due March 31, 2025	9,125,205	-

less
Unamortized debt discount expense	(203,593)	-
Unamortized debt issuance expense	(1,080,112)	-
	$7,841,500	$662,000

NOTE 8 – RELATED PARTY TRANSACTIONS

2022 Transactions

Convertible Notes Payable

During the year ended December 31, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 7. In connection with the payment of interest on the Convertible Notes, 20,761 shares were issued to two Directors and an affiliate of one of the Directors.

Issuance of Common Stock

Two Directors and one Executive Officer invested $0.2 million in the common stock offering during the year ended December 31, 2022. See Note 9.

Credit Facility

On March 21, 2022 the Company entered into a Credit Facility with an accredited investor Mr. Stephen Garchik, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the Lender the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Credit Facility is repaid in full, the Company will provide for the nomination of one designee specified in writing by Garchik for appointment to our board of directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Credit Facility, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considers himself a “director by deputization”.

As described in the Subsequent Events (see Note 1), the Credit Facility was amended and restated effective March 6, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the Credit Facility are subject to various conditions including the granting of a security interest over substantially all the Company’s assets.

Executive Officers

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective date of June 17, 2022 at which time Annie Pham was appointed Chief Financial Officer in his place. In connection with his retirement, the Board of Directors approved the vesting of approximately 122,222 stock options which were unvested as of June 17, 2022. Additionally, the Board of Directors approved a consulting arrangement for Mr. Stoller to provide transitional services on an as needed basis.

On April 25, 2022, Ms. Pham and the Company entered into an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary (pro rated for 2022) based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 350,000 shares of common stock at an exercise price of $2.41 and an exercise period of ten years subject to certain performance vesting requirements. In December 2022, Ms. Pham was granted an option to acquire 60,000 shares of common stock at an exercise price of $0.79 which will vest on December 31, 2023 with an exercise period of ten years.

Board of Directors

In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 100,897 shares of common stock or a total of $270,000 at an exercise price of $3.13 per share for a term of ten years that vest one third per year after each Annual Meeting.

In September 2022 the Company granted additional options to acquire 34,996 shares of common stock each at an exercise price of $3.03 per share, to each of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

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

Convertible Notes Payable

See discussion in Note 7 regarding the $662,000 Stern Trust Note.

Additionally, Theodore Stern and Herbert Selzer (also a former member of the Board of Directors until June 9, 2021) provided conversion notices for their respective 2020 Notes converting the principal, repayment premium and interest in the amount of approximately $256,000 into approximately 41,000 shares of common stock.

Executive Officers

On June 14, 2021, Phillip L. Kumnick resigned as Chief Executive Officer of authID. Inc and Thomas L. Thimot was appointed Chief Executive Officer in his place. Further, Philip R. Broenniman resigned as President and Chief Operating Officer and Cecil N. Smith III (Tripp) was appointed President and Chief Technology Officer. In May 2021 the Company granted to each of Mr. Kumnick and Mr. Broenniman options (the “May 2021 Options”) to acquire a total of 1,166,667 shares of common stock at an exercise price of $7.20 per share for a term of ten years that vest upon the achievement of certain market capitalization thresholds, or performance conditions. In November 2021 Mr. Kumnick and Mr. Broenniman agreed to cancel 300,000 and 200,000, respectively, of these stock options in consideration of removing certain service conditions.

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 1,200,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. Mr. Thimot resigned effective upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023.

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith will receive a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 600,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. On February 15, 2023, Mr. Smith ceased to be an employee, and the President and Chief Technology Officer of the Company.

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

Additionally, the Company appointed another Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022. One of the Directors appointed in June did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options. In December 2021, the Company granted additional options to acquire 10,238 shares of common stock each to five of the non-employee Directors by way of annual compensation under the Company’s compensation policy for non-employee directors and which vest monthly over a one-year-period.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock. The Company had 25,319,095 and 23,294,024 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

Common Stock

2022 Common Stock Transactions

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued a total of 28,496 shares of our common stock to the Note Investors as an additional origination fee.

●	On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide the Company a $10.0 million unsecured standby letter of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 100,000 shares of our common stock with a fair market value of $3.03 per share upon the effective date of the Credit Facility.

●	During the year ended December 31, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 13,514 and 135 shares of our common stock, respectively.

●	During the year ended December 3, 2022, the Company issued 479,845 shares of common stock for approximately $696,000 of interest related to the Convertible Notes. See Note 8 for details.

●	Certain warrant, stock option and convertible note holders exercised their respective warrants and stock options and conversion right and were issued approximately 353,216 shares of our common stock.

2021 Common Stock Transactions

●	On August 26, 2021, the Company completed the Offering, pursuant to a Registration Statement on Form S-1, of 1,642,856 shares of its common stock at a public offering price of $7.00 per share, including 214,285 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of approximately $11.5 million, before deducting underwriting discounts and offering expenses.

●	During 2021, convertible notes totaling approximately $6.2 million and a portion of their accrued interest at the option of the noteholders were converted into approximately 1,171,000 shares of common stock of the Company.

●	During 2021, the Company issued approximately 756,000 shares of common stock pursuant to cashless exercises of common stock purchase warrants and options, and approximately 81,000 shares of common stock pursuant to exercises of common stock purchase warrants and options for cash.

Warrants

●	On March 21, 2022, the Company issued 142,690 common stock warrants in connection with Subscription Agreements and Convertible Notes referenced above with a term of five years and exercise price of $3.70 per share.

●	During 2021, under the terms of the Underwriting Agreement in connection with the Offering, the Company issued underwriters warrants (the “Representative’s Warrants”) to purchase an aggregate of 64,286 shares of common stock (4.5% of the total shares issued in the Offering). The Representative’s Warrants are exercisable at a per share price of $8.75 (equal to 125% of the Offering price of the Company’s common stock). The Representative’s Warrants are exercisable for a term of four and one half years beginning on February 23, 2022.

See Common Stock Transaction above for a further description of the warrant issuances.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2022 and 2021:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, January 1, 2021	1,823,267	$4.20	3.4 Years
Granted	64,286	$8.75	5.0 Years
Exercised/Cancelled	(483,943)	$3.22	-
Outstanding, December 31, 2021	1,403,610	$4.61	3.0 Years
Granted	142,690	$3.70	5.0 Years
Exercised/Cancelled	(317,074)	$4.15	0.1 Years
Outstanding, December 31, 2022	1,229,226	$4.62	2.96 Years

Stock Options

The Company has adopted the authID 2017 Incentive Stock Plan, and the 2021 Equity Incentive Plan. The Company has no other stock options plans in effect as of December 31, 2022.

On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”) and on December 29, 2021, the shareholders of the Company approved the 2021 Equity Incentive Plan. (“2021 Plan”). The following is a summary of principal features of the 2017 Incentive Plan, and the 2021 Plan. The summary, however, does not purport to be a complete description of all the provisions of each plan.

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

The Company has also granted equity awards that have not been approved by security holders.

2022 Stock Option Issuances

●	In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 100,897 shares of common stock or a total of $270,000 at an exercise price of $3.13 per share for a term of ten years that vest one third per year after each Annual Meeting.

●	In September 2022 the Company granted additional options to acquire 34,996 shares of common stock valued at $90,000 to each to six of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

●	Additionally, the Company granted 1,674,464 options to acquire common stock to employees. The options for the majority will vest annually over a one year period, 175,000 options vest monthly over a four-year period, and 175,000 performance-based and market-based options vest upon the achievement of certain market capitalization thresholds or performance conditions.

2021 Stock Option Issuances

●	The Company granted Mr. Thimot and Mr. Smith stock options to acquire 1,200,000 and 600,000 shares of common stock respectively upon their employment of which half of the options vest monthly over four years and the balance vest upon the achievement of certain market capitalization thresholds or performance conditions.

●	The Company granted each of Mr. Kumnick and Mr. Broenniman stock options to acquire 583,333 shares of common stock that vest upon the achievement of certain market capitalization thresholds or performance conditions. In November 2021 Mr. Kumnick and Mr. Broenniman agreed to cancel 300,000 and 200,000, respectively, of these stock options in consideration of removing certain service conditions.

●	The Company granted each of the four new Directors appointed June 2021 (“June Directors”) stock options to acquire 62,500 shares of common stock or a total of 250,000 that vest one third a year after each Annual Meeting. Additionally, the Company added another Director in November 2021 and granted stock options to acquire 29,173 shares of common stock that vest one third a year after each Annual Meeting beginning in 2022. One of the June Directors did not stand for reelection to the Board of Directors in December 2021 and forfeited 41,667 stock options. In December 2021, the Company granted additional options to acquire 10,238 shares of common stock to each of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors and which vests monthly over a one-year-period.

●	The Company granted the previously serving Directors stock options to acquire 93,470 common shares that are vested as the services were rendered. The stock options were granted in lieu of other forms of Board of Director Compensation and was used to eliminate previously accrued Board of Director compensation. The Company also granted to each of Mr. Selzer and Mr. Stern 22,388 stock options to acquire common shares for service in 2021 prior to their resignation as Directors. Upon their resignation as directors in June 2021, 6,997 stock options to each of them were vested and the balance was cancelled.

●	Additionally, the Company granted options to acquire common stock to employees. The options for the majority vest annually over a three-year period, 100,000 vest equally over a four-year period, and the balance of 100,000 vest upon the achievement of certain market capitalization thresholds or performance conditions.

The Company determined the grant date fair value of the options granted during the years ended December 31, 2022 and 2021 using the Black Scholes and Monte-Carlo Method as appropriate and the following assumptions:

	2022	2021
Expected volatility	123-127%	70%
Expected term	5 Years	1.0-5.0 Years
Risk free rate	2.14-3.75%	0.16-1.27&
Dividend rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2022, and 2021 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, January 1, 2021	5,645,802	$4.50	7.5	$8,283,639
Granted	4,583,609	$7.56	10.0	$-
Exercised	(599,661)	$1.29	5.0	$3,485,482
Forfeited/cancelled	(718,756)	$6.52	8.8	$-
Outstanding, December 31, 2021	8,910,994	$6.48	6.7	$67,488,214
Granted	1,985,337	$1.61	10.0	$-
Exercised	(397,698)	$2.32	8.8	$-
Forfeited/cancelled	(166,113)	$6.62	7.9	$-
Outstanding, December 31, 2022	10,332,520	$5.81	6.5	$-
Exercisable, December 31, 2022	5,577,259	$5.86	4.5	$-

The following table summarizes stock option information as of December 31, 2022:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$.03 - $4.00	5,103,482	5.9	3,193,783
$4.01 - $7.00	151,667	3.6	151,667
$7.01 - $10.00	3,416,135	8.3	911,966
$10.01 - $15.97	1,661,236	4.9	1,319,843
	10,332,520	6.5	5,577,259

As of December 31, 2022, there was approximately $10 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2023 through 2026. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2022, and 2021 was approximately $8.9 million, and $5.5 million, respectively.

Additionally, the Company recorded approximately $1,228,000 in 2021 for restricted stock expense in which the Company met certain performance thresholds. The criteria for certain performance-based and market-based stock options awarded in 2022 have not been achieved as of December 31, 2022.

NOTE 10 – INCOME TAXES

The asset and liability method is used in accounting for Income taxes. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using the statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recorded in the results of operations in the period that includes the enactment date under the law. We record Global Intangible Low Tax Income (GILTI) as a current period expense when incurred.

We establish valuation allowances for deferred tax assets based on “a more likely than not” standard. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years.

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2022 and 2021, are as follows:

	2022	2021
United States	(25,424,002)	(16,466,423)
Outside United States	1,208,777	(1,198,341)
Loss before income taxes	(24,215,225)	(17,664,764)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2022 and 2021:

	2022	2021

US Federal statutory federal income tax	21.00%	21.00%
State taxes	-2.52%	3.94%
Other deferred adjustments	3.03%	-2.02%
Change in tax rates	0%	-1.53%
Change in valuation allowance	-21.5%	-21.39%

Total income tax provision	0%	0%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are summarized as follows:

	2022	2021
Deferred tax assets
Net operating loss	14,997,873	12,702,731
Stock options	7,450,914	5,922,550
Federal tax credits	336,475	303,556
Basis difference in intangible and fixed assets	963,784	(206,925)
Accrued payroll	11,203	169,242
Capital loss	350,526	-
Valuation allowance	(24,110,775)	(18,891,154)
Deferred tax assets, net	-	-

As of December 31, 2022, the Company has available federal net operating loss carry forward of $63.5 million and state net operating loss carry forwards of $31.9 million. Federal net operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $49.1 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2022 and 221 the Company had a valuation allowance of approximately $23.8 million and $18.9 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 11 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

Cards Plus business in South Africa

The financial statements of Cards Plus are classified as a discontinued operation and an asset held for sale, as all required classification criteria under appropriate accounting standards were met as of December 31, 2022.

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 recorded in other current assets is expected to be received within one year, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. The following table summarizes the assets and liabilities of the Cards Plus sale and the consideration received:

Carrying value of net assets sold:	Amount
Cash	$299,505
Accounts receivable	61,879
Inventory	231,955

Other current assets	1,490
Total current assets	594,829

Property and equipment	21,127
Total assets	615,956

Accounts payable	76,094
Accrued expenses	43,728
Deferred revenue	11,159
Total current liabilities	130,981

Net assets sold	$484,975

Sale Consideration on disposition of net assets:
Proceeds	$300,000
Legal fee	(5,511)
Write off net payable with CP	2,239
Net Consideration	296,728

Net loss on sale of a discontinued operation	$(188,247)

MultiPay business in Colombia

The Company is exiting the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of December 31, 2022, all impacted employees left the Company. The Company also paid to each employee their severance packages under the MultiPay’s retention plan and obligations under the appropriate statutes.

As of December 31, 2022, MultiPay is working with a major customer to implement a transition plan to provide an essential service for certain bill pay services which will likely result in the sale of the Company’s proprietary software as well as the assumption of certain expenses.

The Company incurred costs of $196,500 which was paid as of December 31, 2022 associated with the exit of the MultiPay business and approximately $41,000 for accelerated amortization (non-cash) for certain technology licenses.

MultiPay has accelerated the depreciation of certain assets with the effective date of the announcement to reflect the estimated remaining useful life.

The operations of Cards Plus and MultiPay for the years ended December 31, 2022 and 2021 on a consolidated basis are below:

	For the Year Ended December 31,
Discontinued Operations	2022	2021
Discontinued Operations Total Revenues, net	$1,503,333	$1,678,780

Operating Expenses:
Cost of sales	665,269	653,773
General and administrative	1,021,649	1,892,783
Impairment loss	143,698	-
Depreciation and amortization	41,850	102,513
Total operating expenses	1,872,466	2,649,069

Loss from operations	(369,133)	(970,289)

Other Income (Expense):
Other income	10,161	27,188
Interest expense, net	(364)	(5,164)
Other income, net	9,797	22,024

Loss before income taxes	(359,336)	(948,265)

Income tax expense	(7,327)	(6,030)

Loss from discontinued operations	(366,663)	(954,295)
Loss from sale of discontinued operations	(188,247)	-
Total loss from discontinued operations	$(554,910)	$(954,295)

	For the Year Ended December 31,
	2022	2021
Cards Plus
Total Revenues, net	$1,263,672	$1,318,029

Operating Expenses:
Cost of sales	665,269	653,773
General and administrative	412,243	606,110
Impairment loss	143,698	-
Depreciation and amortization	24,451	80,692
Total operating expenses	1,245,661	1,340,575

Income (Loss) from operations	18,011	(22,546)

Other Income (Expense):
Other income (expense), net	8,919	6,867
Interest expense, net	(364)	(5,164)
Other income, net	8,555	1,703

Income (Loss) before income taxes	26,566	(20,843)

Income tax expense	(4,681)	-

Income (Loss) from discontinued operations	21,885	(20,843)
Loss from sale of discontinued operations	(188,247)	-
Total income (loss) from discontinued operations	$(166,362)	$(20,843)

	For the Year Ended December 31,
	2022	2021
MultiPay
Total Revenues, net	$239,661	$360,751

Operating Expenses:
General and administrative	609,406	1,286,673
Depreciation and amortization	17,399	21,821
Total operating expenses	626,805	1,308,494

Loss from operations	(387,144)	(947,743)

Other Income:
Other income, net	1,242	20,321
Other income	1,242	20,321

Loss before income taxes	(385,902)	(927,422)

Income tax expense	(2,646)	(6,030)

Loss from discontinued operations	$(388,548)	$(933,452)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows:

	December 31, 2022	December 31 2021
Discontinued Operations Current Assets:
Cash	$2,703	$270,707
Accounts receivable, net	105,194	110,977
Inventory	-	153,149
Other current assets	10,562	94,919
Current assets held for sale	118,459	629,752

Noncurrent Assets:
Property and equipment, net	27,595	93,132
Intangible assets	-	153,004
Other assets	-	66,695
Noncurrent assets held for sale	27,595	312,831

Total assets held for sale	$146,054	$942,583

Current Liabilities:
Accounts payable and accrued expenses	$13,759	$235,348
Deferred revenue	-	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	10,562
Total liabilities held for sale	$13,759	$295,312

	December 31, 2022	December 31 2021
Cards Plus Current Assets:
Cash	$-	$182,518
Accounts receivable, net	-	88,235
Inventory	-	153,149
Other current assets	-	52,678
Current assets held for sale	-	476,580

Noncurrent Assets:
Property and equipment, net	-	24,619
Intangible assets	-	153,004
Noncurrent assets held for sale	-	177,623

Total assets held for sale	$-	$654,203

Current Liabilities:
Accounts payable and accrued expenses	$-	$122,725
Deferred revenue	-	47,823
Notes payable obligation, current portion	-	1,579
Capital lease obligation, current portion	-	1,056
Total liabilities held for sale	$-	$173,183

	December 31, 2022	December 31 2021
MultiPay Current Assets:
Cash	$2,703	$88,189
Accounts receivable, net	105,194	22,742
Other current assets	10,562	42,241
Current assets held for sale	118,459	153,172

Noncurrent Assets:
Property and equipment, net	27,595	68,513
Other assets	-	66,695
Noncurrent assets held for sale	27,595	135,208

Total assets held for sale	$146,054	$288,380

Current Liabilities:
Accounts payable and accrued expenses	$13,759	$112,623
Total liabilities held for sale	$13,759	$112,623

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(366,663)	$(954,295)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	41,850	102,513
Impairment of intangible assets	143,698	-
Provision of Net Investment in direct financing lease	-	422,022
Changes in operating assets and liabilities:
Accounts receivable	(50,598)	18,722
Net investment in direct financing lease	-	96,487
Other current assets	170,536	88,345
Inventory	(78,806)	96,930
Accounts payable and accrued expenses	(102,486)	(115,870)
Deferred revenue	(36,664)	(82,594)
Adjustments relating to discontinued operations	87,530	626,555
Net cash flows from discontinued operations	$(279,133)	$(327,740)

Notes to Financial Statements – Discontinued Operations

Inventories

Inventory of plastic/ID cards, digital printing material, which were held by Cards Plus Pty Ltd., were at the lower of cost (using the average method) or market.

As of December 31, 2021, the Company recorded an inventory valuation allowance of approximately $20,000 to reflect net realizable value of the cards inventory. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.

As of December 31, 2022, inventories decreased to zero as the Company completed the sale of Cards Plus business on August 29, 2022.

Revenue Recognition

Cards Plus – The Company recognized revenue for the design and production of cards at the point in time when products are shipped, or services have been performed due to the short-term nature of the contracts. Additionally, the cards produced by the Company have no alternative use and the Company has an enforceable right to payment for work performed should the contract be cancelled. As of December 31, 2021, Cards Plus had approximately $48,000 of contract liability from payments received in advance that will be earned in future periods. Contract liability decreased to zero as the Company completed the sale of Cards Plus business on August 29, 2022.

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

Impairment loss

During the year ended December 31, 2022, Cards Plus recorded an impairment loss of zero and approximately $143,000, respectively associated with its intangible assets.

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

Executive Compensation

As of December 31, 2022,  the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

Starting in fiscal year 2022 the Company adopted the new 401 (k) plan where employer matches 100% of the employees contribution up to 3% of their salaries and 50% of the employee’s contribution (including both executives and other employees) between greater than 3% and less than 5% of their salaries.

Leases

The lease related balances included in the Consolidated Balance Sheet as of December 31, 2022 and 2021 were as follows:

	2022	2021
Current portion of operating lease ROU assets - included in current assets held for sale	$-	$76,454
Total operating lease assets	$-	$76,454

Liabilities

Current portion of ROU liabilities - included in current liabilities held for sale	$-	$69,812
Total operating lease liabilities	$-	$69,812

The Company rented office space in Long Beach, New York at a monthly cost of $2,500 in 2022 and 2021, respectively. The agreement is month to month and could be terminated on 30 days notice. The lease agreement was terminated in July 2022. The agreement was between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO and Director and his family.

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost is approximately $1,500 per month.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 was approximately $25,000 and $47,000, respectively. Rent expense included in loss from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021 was approximately $90,000 and $140,000, respectively.

NOTE 13 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. As a result of the decision to exit the Cards Plus and Multipay businesses in May 2022, the Company only has one segment which is the verified authentication business.