Form 10-Q
period 2023-03-31
authID Inc.
filed 2023-05-11
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2023
Common Stock, par value $0.0001	25,864,437 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues, positive cash flow and history of losses,

●	market acceptance of our products and competition;

●	our ability to attract and retain customers for existing and new products;

●	our ability to effectively maintain and update our technology and product and service portfolio;

●	our reliance on third party software and developers;

●	breaches of network or IT security and presentation attacks;

●	our ability to hire and retain key personnel and additional talent;

●	our ability to raise capital under acceptable terms;

●	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

●	our ability to adequately protect our intellectual property, or the loss of some of our intellectual property rights through costly litigation or administrative proceedings;

●	our ability to operate in non-US markets;

●	the impact of the Covid-19 Pandemic;

●	the impact of the war in Ukraine;

●	stock price and market volatility and the risk of securities litigation;

●	legislation and government regulation; and

●	general economic conditions, inflation and access to capital.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$1,587,982	$3,237,106
Accounts receivable, net	55,391	261,809
Other current assets	425,024	729,342
Current assets held for sale	64,671	118,459
Total current assets	2,133,068	4,346,716

Other Assets	-	250,383
Intangible Assets, net	490,242	566,259
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	23,685	27,595
Total assets	$6,830,227	$9,374,185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,871,443	$1,154,072
Deferred revenue	73,869	81,318
Current liabilities held for sale	17,795	13,759
Total current liabilities	1,963,107	1,249,149
Non-current Liabilities:
Credit facility, net	458,800	-
Convertible debt, net	7,983,896	7,841,500
Accrued severance liability	325,000	-
Total liabilities	10,730,803	9,090,649

Commitments and Contingencies (Note 12)

Stockholders’ (Deficit) Equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized;
25,864,437 and 25,319,095 shares issued and outstanding as of March 31, 2023 and
December 31, 2022, respectively	2,587	2,532
Additional paid in capital	141,317,627	140,255,234
Accumulated deficit	(145,352,653)	(140,130,159)
Accumulated comprehensive income	131,863	155,929
Total stockholders’ (deficit) equity	(3,900,576)	283,536
Total liabilities and stockholders’ (deficit) equity	$6,830,227	$9,374,185

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Verified software license	$35,778	$35,493
Legacy authentication services	2,078	129,559
Total revenues, net	37,856	165,052

Operating Expenses:

General and administrative	3,276,191	3,643,909
Research and development	1,105,814	1,373,502
Depreciation and amortization	76,017	215,476
Total operating expenses	4,458,022	5,232,887

Loss from continuing operations	(4,420,166)	(5,067,835)

Other (Expense) Income
Interest expense including debts issuance costs amortization	(800,073)	(32,857)
Other income	-	1,456
Other expense, net	(800,073)	(31,401)

Loss from continuing operations before income taxes	(5,220,239)	(5,099,236)

Income tax expense	-	(4,972)

Loss from continuing operations	(5,220,239)	(5,104,208)

Loss from discontinued operations	(2,255)	(196,520)

Net loss	$(5,222,494)	$(5,300,728)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(0.21)	$(0.22)
Discontinued operations	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	25,325,154	23,563,852

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(5,222,494)	$(5,300,728)
Foreign currency translation (loss) gain	(24,066)	32,740
Comprehensive loss	$(5,246,560)	$(5,267,988)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2021	23,294,024	$2,329	$126,581,702	$(115,899,939)	$211,486	$10,895,578
Sale of common stock for cash, net of offering costs	1,063,514	106	3,146,834	-	-	3,146,940
Stock-based compensation	-	-	1,866,989	-	-	1,866,989
Common stock issued with convertible debt	28,496	3	91,754	-	-	91,757
Common stock issued for working capital facility	100,000	10	302,990	-	-	303,000
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	185,111	19	(19)	-	-	-
Cashless warrant exercise	1,377	-	-	-	-	-
Net loss	-	-	-	(5,300,728)	-	(5,300,728)
Foreign currency translation	-	-	-	-	32,740	32,740
Balances, March 31, 2022	24,672,522	$2,467	$132,439,724	$(121,200,667)	$244,226	$11,485,750
Balances, December 31, 2022	25,319,095	$2,532	$140,255,234	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	840,021	-	-	840,021
Shares issued in lieu of interest	545,342	55	222,372	-	-	222,427
Net loss	-	-	-	(5,222,494)	-	(5,222,494)
Foreign currency translation	-	-	-	-	(24,066)	(24,066)
Balances, March 31, 2023	25,864,437	$2,587	$141,317,627	$(145,352,653)	$131,863	$(3,900,576)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,222,494)	$(5,300,728)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	76,017	215,476
Stock-based compensation expense	840,021	1,866,989
Shares issued in lieu of interest expense	222,427	-
Other non-cash interest expense	8,250	-
Amortization of debt discounts and issuance costs	567,287	12,657
Non-cash recruiting fees	492,000	-
Changes in operating assets and liabilities:
Accounts receivable	206,419	(27,076)
Other current and long-term assets	106,600	152,128
Inventory	-	(34,104)
Accounts payable and accrued expenses	155,371	(373,372)
Deferred revenue	(7,449)	160,537
Other accrued liabilities	325,000	-
Discontinued operations	60,494	225,769
Net cash flows from operating activities	(2,170,057)	(3,101,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets - discontinued operations	-	(450)
Net cash flows from investing activities	-	(450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility drawdown, net of issuance costs	543,760	-
Proceeds from sale of common stock, net of offering costs	-	3,146,940
Proceeds from issuance of convertible note payable, net of issuance costs	-	7,992,841
Cash paid for working capital facility	-	(300,000)
Payments on notes payable - discontinued operations	-	(1,579)
Principal payments on capital lease obligation - discontinued operations	-	(10,562)
Net cash flows from financing activities	543,760	10,827,640

Effect of Foreign Currencies	(22,505)	32,323

Net Change in Cash	(1,648,802)	7,757,789
Cash, Beginning of the Period	3,237,106	5,767,276
Add: Cash, Beginning of the Period- Discontinued Operations	2,703	270,707
Less: Cash, End of the Period - Discontinued Operations	(3,025)	(337,660)
Cash, End of the Period	$1,587,982	$13,458,112

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$7,188
Cash paid for interest - discontinued operations	$-	$4,388
Cash paid for income taxes	$-	$11,739
Cash paid for income taxes - discontinued operations	$1,294	$1,149

Schedule of Non-cash Investing and Financing Activities:
Cashless option and warrant exercises	$-	$19
Common stock issued with convertible notes	$-	$91,757
Common stock for working capital facility	$-	$303,000
Warrants for services with the issuance of convertible debt	$-	$449,474

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and Cards Plus Pty Ltd. and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2023, the Company had an accumulated deficit of approximately $145 million. For the three months ended March 31, 2023, the Company earned revenue from continuing operations of approximately $0.04 million, used approximately $2.2 million to fund its operations, and incurred a net loss of approximately $5.3 million.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 and 2022 because their effect was antidilutive:

Security	2023	2022
Convertible notes payable	2,466,297	2,598,741
Warrants	1,229,226	1,544,633
Stock options	7,945,664	9,151,167
	11,641,187	13,294,541

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

The Company had contract liabilities of approximately $74,000 and $81,000 as of March 31, 2023, and December 31, 2022 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of March 31, 2023 will be earned over the course of the year 2023.

As of March 31, 2023, and December 31, 2022, the Company did not have any deferred contract costs or fees payable.

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both quarters ended March 31, 2023 and 2022, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

Recent Accounting Pronouncement - In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit loss, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the financial statements.

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at March 31, 2023 (unaudited) and December 31, 2022:

	March 31, 2023	December 31, 2022

Prepaid Insurance	$100,186	$244,215
Prepaid Third Party Services	174,838	135,405
Unamortized credit facility fees	-	199,156
Other	150,000	150,566
	$425,024	$729,342

Other assets consisted of the following at March 31, 2023 (unaudited) and December 31, 2022:

	March 31, 2023	December 31, 2022

Unamortized working capital facility fees	$-	$248,945
Other	-	1,438
	$-	$250,383

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2023 (unaudited):

	Acquired and Developed Software	Patents	Total

Useful Lives	5 Years	10 years

Carrying Value at December 31, 2022	$435,595	$130,664	$566,259
Amortization	(71,904)	(4,113)	(76,017)
Carrying Value at March 31, 2023	$363,691	$126,551	$490,242

The following is a summary of intangible assets as of March 31, 2023 (unaudited):

	Acquired and Developed Software	Patents	Total

Cost	$4,476,271	$164,614	$4,640,885
Accumulated amortization	(4,112,580)	(38,063)	(4,150,643)
Carrying Value at March 31, 2023	$363,691	$126,551	$490,242

Amortization expense totaled approximately $76,000 and $215,000 for the three months ended March 31, 2023, and 2022, respectively.

Future expected amortization of intangible assets is as follows:

2023 (Remainder of the Year)	$177,063
2024	168,094
2025	63,791
2026	16,456
2027	16,456
Thereafter	48,382
$490,242

There is no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of March 31, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2023 (unaudited) and December 31, 2022:

	March 31, 2023	December 31, 2022
Trade payables	$666,691	$623,130
Accrued severance	325,000	145,837
Other accrued expenses	879,752	385,105
Total	$1,871,443	$1,154,072

On February 14, 2023, the Company’s Board of Directors resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan, 12 employees and 6 contractors have left the Company. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. For the quarter ended March 31, 2023, the Company incurred approximately $0.8 million of severance expenses of which $0.2 million was paid; $0.3 million was included in the Accounts payable and accrued expenses and the remaining $0.3 million was accrued for in Other liabilities as a long term liability on the unaudited Condensed Consolidated Balance Sheets.

NOTE 5 – CREDIT FACILTIY

On March 21, 2022, the Company entered into a Credit Facility Agreement (the “Original Facility Agreement”) with Stephen J. Garchik (“Garchik”), who is a shareholder of the Company, pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company paid Garchik a Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Original Facility Agreement.

On March 8, 2023, the Company entered into an Amended and Restated Facility Agreement (“A&R Facility Agreement”) with Garchik, pursuant to which the Company and Garchik amended and restated the Original Facility Agreement in its entirety, to replace the credit facility contemplated by the Original Facility Agreement with (i) an initial credit facility to the Company in an amount of $900,000 and (ii) the parties to use their reasonable best efforts after the Initial Funding to negotiate the terms of a subsequent credit facility in the aggregate amount of $2,700,000 (the “Subsequent Funding”).

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into a promissory note (the “Initial Promissory Note”) in favor of Garchik, pursuant to which Garchik loaned the amount of $900,000 (the “Principal Amount”) to the Company.

The Company wrote-off approximately $410,000 of the issuance costs related to the Original Credit Facility and capitalized $426,000 issuance costs related to the A&R Facility Agreement. As of March 31, 2023, the unamortized deferred issuance cost is approximately $449,000 which has been recorded as a reduction in the carrying value of the Credit Facility, net on the unaudited Condensed Consolidated Balance Sheets. The deferred issuance costs balance will be amortized from March 9, 2023 to March 31, 2025.

Initial Promissory Note

Interest accrues on the Principal Amount until paid in full at a per annum rate equal to 15%, computed on the basis of a 360-day year and twelve 30-day months, payable in arrears or in kind on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2023 or the first business day following each such date if any such date falls on a day which is not a business day, in cash. The Principal Amount shall mature on March 31, 2025.

While the Initial Promissory Note is unsecured, in the event of either (I) the conversion of all amounts outstanding under the Convertible Notes (as defined in Note 6 below) and the release of all liens over the Company’s assets granted by and through the Transaction Documents (as defined in the Convertible Notes) or (II) receipt of the consent of the requisite holders of the Convertible Notes, in each case, the Company will, as collateral security for the due and punctual payment and performance of all obligations under the Initial Promissory Note, pledge and assign to Garchik a first-priority, continuing security interest in substantially all of the assets of the Company, subject to exclusions consistent with those contained in the Transaction Documents. The Company has agreed to use its reasonable best efforts to deliver to Garchik an amendment to the Securities Purchase Agreement, dated as of March 21, 2022, pursuant to which the Convertible Notes were purchased, permitting the grant of that collateral security to Garchik. Upon the grant of that collateral security, interest will accrue on the outstanding Principal Amount under the Initial Promissory Note at a per annum rate equal to 12% paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance.

The Initial Promissory Note includes customary Events of Default, including, among other things, failing to make payment of any of the Principal Amount or interest due and such failure continues for not less than 5 business days without being cured. Upon an Event of Default, Garchik can declare all outstanding amounts under the Initial Promissory Note due, along with any accrued interest.

A&R Facility Agreement

Under the A&R Facility Agreement, Garchik agreed to provide initial funding of the Principal Amount to the Company upon receipt of a fully executed Initial Promissory Note and an executed Release Agreement relating to the Original Facility Agreement. The Company and Garchik agreed to use reasonable best efforts to negotiate the terms of the Subsequent Funding and negotiations continue, but the A&R Facility Agreement will terminate if definitive documentation for the Subsequent Funding is not entered into before July 1, 2023, for any reason other than breach of a party’s obligations.

The Subsequent Funding would be a $2,700,000 secured note facility with a 12% per annum interest rate, paid in kind, capitalized and added to the balance of the loan on a quarterly basis, calculated on a 360-day year basis, on the outstanding aggregate balance of the Subsequent Facility. The Subsequent Facility will mature twenty-four (24) months after effectiveness. Garchik will be granted a fully perfected, non-avoidable, first-priority security interest and lien on all assets of the Company. The Subsequent Facility would be the senior obligation of the Company and will rank senior in right to payment of the obligations under the existing Convertible Notes and the liens granted in connection with the Subsequent Facility shall rank pari passu with the liens granted to holders of the Convertible Notes. Pursuant to the A&R Facility Agreement, the Company will use reasonable best efforts to obtain the consent of two-thirds of the holders of Convertible Notes.

Guaranty

In connection with the Company and Garchik entering into the Initial Promissory Note, each of the principal United States based subsidiaries of the Company agreed to, for the benefit and security of Garchik, guarantee the payment and performance all of the Company’s obligations under the Initial Promissory Note and the Guaranty.

Release Agreement

In connection with the A&R Facility Agreement, on March 9, 2023, the Company and Garchik entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

The following is a summary of the Credit facility balance, net as of March 31, 2023 (unaudited):

Credit facility initial drawdown due March 31, 2025	$900,000
add: Accrued interest	8,250
less: Unamortized debt issuance costs	(449,450)
$458,800

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

In the three months ended March 31, 2023 and 2022, the Company issued 545,342 and 0 shares of common stock for approximately $223,000 and $0, respectively of interest related to the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company issued 142,690 common stock warrants to the broker and its representatives with an estimated grant date fair value of approximately $449,000 which has been recorded as a reduction in the carrying value of the Convertible Notes.

The following is a summary of the convertible notes payable outstanding as of March 31, 2023 (unaudited):

9.75% convertible notes due March 31, 2025	$9,125,205

less:
Unamortized debt discount expense	(180,865)
Unamortized debt issuance expense	(960,444)
$7,983,896

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

During the quarter ended March 31, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 6. In connection with the payment of interest on the Convertible Notes, 20,761 shares were issued to two Directors and an affiliate of one of the Directors. The Executive Officer resigned in June 2022 and the two directors resigned during the quarter ended March 31, 2023.

One Convertible Note holder, Mr. Ken Jisser, joined our Board of Directors on March 9, 2023. Mr. Jisser is the Founder and Chief Executive Officer of The Pipeline Group, Inc., a technology-enabled services company that assists the Company with pipeline generation.

Issuance of Common Stock

One Director and two Executive Officers invested $0.2 million in the common stock offering during the quarter ended March 31, 2022. The Director and Officers resigned during the quarter ended March 31, 2023.

Credit Facility

On March 21, 2022 the Company entered into the Original Facility Agreement with an accredited investor Mr. Stephen Garchik, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company agreed to pay the Garchik the Facility Commitment Fee of 100,000 shares of our common stock upon the effective date of the Original Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Original Facility Agreement is repaid in full, the Company will provide for the nomination of one designee specified in writing by Garchik for appointment to our board of directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considers himself a “director by deputization”.

As described in the Credit Facility footnote, Note 5, the Original Facility Agreement was amended and restated effective March 6, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

Executive Officer

Effective March 23, 2023, Mr. Thomas Thimot resigned as the Company’s Chief Executive Officer.

On March 23, 2023, the Company and Rhoniel A. Daguro, a director of the Company, entered an Offer Letter pursuant to which Mr. Daguro agreed to serve as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. The Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 2,455,000 shares of common stock at the exercise price of 0.397 per share for a period of ten years vesting subject to achievement of performance and service conditions. The exercise price of the Initial Grant is the closing price of the common stock on the Nasdaq Stock Market on the third trading day after the announcement of all pending material non-public information which was determined to be April 10, 2023. Upon the Company being able to grant additional options under a stock incentive plan, it will make an additional grant of options to Mr. Daguro to acquire 1,115,000 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”). The exercise price of the options shall be equal to the closing price of the common stock on the Nasdaq Stock Market on the date of such Additional Grant. If and to the extent that the exercise price under the Additional Grant is higher than the exercise price under the Initial Grant, the Company shall determine the incremental cost of the Additional Grant by deducting the exercise price of the Initial Grant from the exercise price of the Additional Grant and multiplying the difference by 1,115,000 (the “Difference”). The Difference shall be payable by the Company to Mr. Daguro as a bonus payable upon exercise of options comprised in the Additional Grant, by way of offset against the exercise price of such options to the extent of the total exercise price of the options being exercised at that time. To the extent that the entire Difference cannot be applied to any particular exercise, the balance shall be carried forward and applied to future exercises of the Additional Grant. In lieu of agreeing to pay the bonus, the Company may in its sole discretion elect to grant Mr. Daguro an additional 350,000 shares of common stock as part of the Additional Grant (for a total of 1,465,000 shares of common stock under the Additional Grant).

Board of Directors

Messrs. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Ms. Neepa Patel tendered their resignations from the Board of Directors of the Company on March 9, 2023. The Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees. On March 9, 2023, the Board of Directors appointed Rhon Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as additional directors of the Company and reduced the size of the Board of Directors from 8 directors to 7 directors. The Company granted Messrs. Jisser, Thompson and Szoke 100,000 options each at the exercise price of $0.33 per share.

On March 16, 2023, the Company appointed Joe Trelin as the Chairman of the Board, Michael Koehneman as Chairman of the Governance Committee and appointed Michael Thompson to the Company’s Compensation and Governance Committees.

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

During the quarter ended March 31, 2023, the Company issued 545,342 shares of common stock for approximately $223,000 of interest accrued under the Convertible Notes. See Note 6 for details.

During the quarter ended March 31, 2022, shares of common stock were issued as a result of the following transactions:

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 1,063,514 shares of our common stock at prices of $3.03 per share for an outside investor and $3.70 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued a total of approximately 28,500 shares of our common stock to the Note Investors as an additional origination fee.

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 186,488 common shares of the Company.

Warrants

There was no warrant activity for the three months ended March 31, 2023. As of March 31, 2023, there are warrants to acquire 1,229,226 shares for a weighted average exercise price of $4.62 per share with weighted average remaining life of 2.7 years.

Stock Options

During the quarter ended March 31, 2023, the Company granted 3 new directors, Messrs. Jisser, Thompson and Szoke 100,000 options each at the exercise price of $0.33 per share.

The following table summarizes stock option information as of March 31, 2023:

		Contractual Life
Exercise Price	Outstanding	(Yrs.)	Exercisable
$.03 - $4.00	4,568,757	5.1	3,360,376
$4.01- $7.00	151,667	3.1	151,667
$7.01 - $10.00	1,782,262	6.6	951,705
$10.01 - $15.97	1,442,978	3.4	1,289,641
	7,945,664	3.9	5,753,389

During the three months ended March 31, 2023, the Company recognized approximately $0.8 million of stock option based compensation expense. As of March 31, 2023, there was approximately $6.6 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2026.

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

As of March 31, 2023, all impacted employees had left the Company. MultiPay is leasing out its software to its one major customer and working to finalize the sale of the Company’s proprietary software to this same customer. The transaction is expected to complete by June 30, 2023.

The operations of Cards Plus and MultiPay for the three months ended March 31, 2023 and 2022 on a consolidated basis are below (unaudited):

	Three Months Ended March 31,
Discontinued Operations	2023	2022

Discontinued Operations Total Revenues, net	$14,095	$442,310

Operating Expenses:
Cost of sales	-	183,524
General and administrative	12,268	285,383
Impairment loss	-	143,703
Depreciation and amortization	3,909	28,202
Total operating expenses	16,177	640,812

Loss from operations	(2,082)	(198,502)

Other Income (Expense):
Other income	224	3,695
Interest expense, net	-	(364)
Other income, net	224	3,331

Loss before income taxes	(1,858)	(195,171)

Income tax expense	(397)	(1,349)

Loss from discontinued operations	$(2,255)	$(196,520)

	Three Months Ended March 31,
	2023	2022
Cards Plus
Total Revenues, net	$-	$373,158

Operating Expenses:
Cost of sales	-	183,524
General and administrative	-	155,310
Impairment loss	-	143,703
Depreciation and amortization	-	21,230
Total operating expenses	-	503,767

Loss from operations	-	(130,609)

Other Income (Expense):
Other income (expense), net	-	3,348
Interest expense, net	-	(364)
Other income, net	-	2,984

Loss before income taxes	-	(127,625)

Income tax expense	-	4,681

Loss from discontinued operations	$-	$(122,944)

	Three Months Ended March 31,
	2023	2022
MultiPay
Total Revenues, net	$14,095	$69,152

Operating Expenses:
General and administrative	12,268	130,073
Depreciation and amortization	3,909	6,972
Total operating expenses	16,177	137,045

Loss from operations	(2,082)	(67,893)

Other Income:
Other income	224	347
Other income	224	347

Loss before income taxes	(1,858)	(67,546)

Income tax expense	(397)	(6,030)

Loss from discontinued operations	$(2,255)	$(73,576)

As a result of meeting the discontinued operations/assets held for sale criteria for the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Discontinued Operations Current Assets:
Cash	$3,025	$2,703
Accounts receivable, net	61,646	105,194
Other current assets	-	10,562
Current assets held for sale	64,671	118,459

Noncurrent Assets:
Property and equipment, net	23,685	27,595
Noncurrent assets held for sale	23,685	27,595

Total assets held for sale	$88,356	$146,054

Current Liabilities:
Accounts payable and accrued expenses	$17,795	$13,759
Total liabilities held for sale	$17,795	$13,759

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below (unaudited):

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss	$(2,255)	$(196,520)
Adjustments to reconcile net income loss with cash flows from operations:
Depreciation and amortization expense	3,909	28,202
Impairment of intangible assets	-	143,703
Changes in operating assets and liabilities:
Accounts receivable	41,987	(27,464)
Net investment in direct financing lease Leases	-	28,271
Other current assets	10,562	(351)
Inventory	-	(227,669)
Accounts payable and accrued expenses	4,036	285,949
Deferred revenue	-	(4,872)
Adjustments relating to discontinued operations	60,494	225,769
Net cash flows from discontinued operations	$58,239	$29,249

Notes to Financial Statements – Discontinued Operations

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

Leases

The Company rented office space in Long Beach, New York at a monthly cost of $2,500 in 2022. The agreement was month to month and could be terminated on 30 days notice. The lease agreement was terminated in July 2022. The agreement was between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, the Company’s former CEO and Director and his family.

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost is approximately $1,500 per month.

Rent expense included in general and administrative expense on the Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 was approximately $5,000 and $21,000, respectively.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with United States GAAP assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of March 31, 2023, the Company had an accumulated deficit of approximately $145 million. For the three months ended March 31, 2023, the Company earned revenue of approximately $0.04 million, used approximately $2.2 million to fund its operations, and incurred a net loss from continuing operations of approximately $5.3 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense and debt discount and debt issuance costs amortization expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options and restricted stock) and (6) certain other items management believes affect the comparability of operating results. Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations.

	Three Months Ended March 31,
	2023	2022

Loss from continuing operations	$(5,220,239)	$(5,104,208)

Addback:

Interest expense, debt discount and debt issuance costs amortization expense	800,073	32,857
Other expense (income)	-	(1,456)
Severance expenses	811,041	150,000
Depreciation and amortization	76,017	215,476
Taxes	-	4,972
Non-cash recruiting fees	492,000	-
Stock compensation	840,021	1,866,989
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,201,087)	$(2,835,370)

Three Months Ended March 31, 2023 and 2022 – Continuing Operations

Revenues, net

During the three months ended March 31, 2023, the Company’s revenues were approximately $38,000 compared to approximately $165,000 in the three months ended March 31, 2022, respectively. This decrease represented a significant drop in revenue from legacy authentication services due to the loss of a large customer that decommissioned a legacy product offering as of April 1, 2022.

General and administrative expenses

During the three months ended March 31, 2023 general and administrative expenses decreased by approximately $0.4 million compared to the three months ended March 31, 2022 as we executed on the restructuring plan to reduce our operating costs, partially offset by increase in severance expenses.

Research and development expenses

During the three months periods ended March 31, 2023 compared to March 31, 2022, research and development expenses decreased by approximately $0.3 million as the Company executed on the restructuring plan to reduce its operating costs.

Depreciation and amortization expense

During the three months ended March 31, 2023 compared to March 31, 2022, depreciation and amortization expense was approximately $0.1 and $0.2 million, respectively, less as the Company impaired the value of its intangible assets in 2022.

Interest and debt issuance costs amortization expense

Interest and debt issuance costs amortization expense increased during the three-month periods ended March 31, 2023 compared to March 31, 2022 by approximately $0.7 million as the Company issued $9.2 million Convertible Notes in March 2022 and the Company wrote off debt issuance costs of $0.4 million related to the Credit Facility as it was amended and restated in March 2023.

Three Months Ended March 31, 2023 and 2022 – Discontinued operations

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

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus business for a price of $300,000, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. Of the $300,000 gross proceeds, $150,000 was paid on closing and the remaining $150,000 is expected to be paid in a year, which is currently recorded in other current assets as of March 31, 2023.

MultiPay business in Colombia

The Company is exiting the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations. We plan to maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

All impacted employees had left the Company and the Company also paid each employee their compensation entitlements and severance packages under the MultiPay retention plan and obligations under the appropriate statutes.

The Company is working with a major customer for the leasing and sale of certain MultiPay’s proprietary software. The transaction is expected to complete by June 30, 2023.

The financial statements of Cards Plus and MultiPay have been classified as discontinued operations as of June 30, 2022, as all required classification criteria under appropriate accounting guidance were met.

Liquidity and Capital Resources

The Company has approximately $1.6 million of cash on hand and approximately $0 million of working capital as of March 31, 2023.

Cash used in operating activities was approximately $2.2 million and $3.1 million in the three months ended March 31, 2023 and 2022, respectively.

Cash provided by financing activities in the three months ended March 31, 2023 consisted of $0.5 million initial drawdown net of debt issuance costs on the Company’s amended and restated credit facility. Cash provided by financing activities in the three months ended March 31, 2022 was approximately $10.8 million which consisted of $8 million convertible notes net of debt discount and debt issuance costs and $3.1 million sale of common stock, net of offering costs.

There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Covid 19

Covid-19 emerged globally in December 2019, and it has been declared a pandemic. Covid-19 is still impacting customers, business, results and financial condition throughout the world. The Company’s day-to-day operations have been impacted differently depending on geographic location and services that are being performed. The Company cannot predict the potential impact of any future pandemics.

Ukraine

The ongoing war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore causing uncertainty. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Latvia and South America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by this conflict could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022, some of which are summarized at the beginning of this Quarterly Report. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K. We operate in a business environment that is sensitive to political, economic and regulatory uncertainty, including with respect to cybersecurity and infrastructure investment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, the continuing war in Ukraine and inflationary pressures, rising energy prices and increases in interest rates (see “Covid 19” and “Ukraine” above).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Annual Meeting

The 2023 Annual Meeting of Stockholders for the Company is tentatively scheduled to be held on June 26, 2023, which date is subject to change and is more than 30 days from the one year anniversary of the date on which the 2022 Annual Meeting of Stockholders took place. The proxy rules promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 require the Company to inform stockholders of such change in date in addition to the new deadline for stockholder proposals in the Company’s earliest possible Quarterly Report on Form 10-Q, or, if impracticable, by any means reasonably calculated to inform stockholders. Accordingly, as previously reported on Form 8-K Current Report filed with the Securities and Exchange Commission on April 21, 2023, the Company has notified our stockholders that stockholder proposals for its 2023 Annual Meeting must be submitted to the Company no later than May 3, 2023 (which the Company determined to be a reasonable time before it expects to file its preliminary proxy with the Securities and Exchange Commission and begin to print and distribute its proxy materials prior to the Annual Meeting).

Engagement of Thomas R. Szoke

On April 12, 2023, the Company and Thomas R. Szoke, a director of the Company, entered an Offer Letter pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer of the Company in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

The vesting criteria of Mr. Szoke’s Stock Options to acquire 100,000 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. Upon the Company being able to grant additional options under a stock incentive plan, it will make an additional grant of options to Mr. Szoke to acquire 400,000 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”). The exercise price of the options shall be equal to the closing price of the common stock on the Nasdaq Stock Market on the date of such Additional Grant.

The employment of Mr. Szoke is at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Mr. Szoke, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement.  In the event of a termination upon a change of control or an involuntary termination, Mr. Szoke is entitled to receive an amount equal to 100% of his base salary, the actual bonus earned but unpaid for the previous year and any bonus that was earned but unpaid prior to the termination date. Further, upon termination upon a change of control or an involuntary termination, the Company will reimburse Mr. Szoke for the cost of continuation of health coverage for Mr. Szoke and his eligible dependents pursuant to COBRA until the earlier of 12 months following the termination date, the date Mr. Szoke and his dependents are eligible for health coverage from a new employer or the date Mr. Szoke and his eligible dependents are no longer eligible for COBRA.

Nasdaq Notice

On April 4, 2023, the Company received a notice letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) as the Company’s stockholders’ equity of $283,536, as reported on the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1). Further, as of April 3, 2023, the Company did not meet the alternative compliance standards relating to the market value of listed securities, or net income from continuing operations. The Company is also not currently in compliance with the Nasdaq continued listing requirement that the Company maintain a bid price for the Company’s common stock of above $1.00 per share (the “Bid Price Requirement”).

The notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company is currently evaluating options to regain compliance and intends to timely submit a plan to regain compliance with Nasdaq’s minimum stockholders’ equity requirement.

There can be no assurance that the Company will be able to regain compliance with Nasdaq’s minimum stockholders’ equity requirement or maintain compliance with the other listing requirements. Nasdaq has provided the Company with 45-calendar days, or until May 19, 2023, to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from the date of the notice, or until October 1, 2023, for the Company to demonstrate compliance with Rule 5550(b)(1). If Nasdaq does not accept the Company’s plan, or if Nasdaq does not grant an extension until, and the Company does not regain compliance by, October 1, 2023, or if the Company fails to satisfy another Nasdaq requirement for continued listing such as the Bid Price Requirement, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In such event, Nasdaq rules permit the Company to request a hearing before an independent Hearings Panel, which has the authority to grant the Company an additional extension of time of up to 180 calendar days to regain compliance.

Engagement of Rhoniel A. Daguro

On March 23, 2023, the Company and Rhoniel A. Daguro, a director of the Company, entered an Offer Letter pursuant to which Mr. Daguro agreed to serve as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

On April 10, 2023 the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 2,455,000 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $0.397. Upon the Company being able to grant additional options under a stock incentive plan, it will make an additional grant of options to Mr. Daguro to acquire 1,115,000 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”). The exercise price of the options shall be equal to the closing price of the common stock on the Nasdaq Stock Market on the date of such Additional Grant. If and to the extent that the exercise price under the Additional Grant is higher than the exercise price under the Initial Grant, the Company shall determine the incremental cost of the Additional Grant by deducting the exercise price of the Initial Grant from the exercise price of the Additional Grant and multiplying the difference by 1,115,000 (the “Difference”). The Difference shall be payable by the Company to Mr. Daguro as a bonus payable upon exercise of options comprised in the Additional Grant, by way of offset against the exercise price of such options to the extent of the total exercise price of the options being exercised at that time. To the extent that the entire Difference cannot be applied to any particular exercise, the balance shall be carried forward and applied to future exercises of the Additional Grant. In lieu of agreeing to pay the bonus, the Company may in its sole discretion elect to grant Mr. Daguro an additional 350,000 shares of common stock as part of the Additional Grant (for a total of 1,465,000 shares of common stock under the Additional Grant).

The employment of Mr. Daguro is at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Mr. Daguro, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement.  In the event of a termination upon a change of control or an involuntary termination, Mr. Daguro is entitled to receive an amount equal to 100% of his base salary, the actual bonus earned but unpaid for the previous year and any bonus that was earned but unpaid prior to the termination date. Further, upon termination upon a change of control or an involuntary termination, the Company will reimburse Mr. Daguro for the cost of continuation of health coverage for Mr. Daguro and his eligible dependents pursuant to COBRA until the earlier of 12 months following the termination date, the date Mr. Daguro and his dependents are eligible for health coverage from a new employer or the date Mr. Daguro and his eligible dependents are no longer eligible for COBRA.

Separation – Thomas Thimot

On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company and is subordinated to the initial advance in the amount of $900,000 made pursuant to the Amended & Restated Facility Agreement entered into as of March 8, 2023 between the Company and Stephen Garchik, as well as to all present and future secured indebtedness of the Company under the Senior Convertible Notes issued by the Company as of March 21, 2022 and pursuant to such Facility Agreement. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 262,500 shares of common stock at an exercise price of $7.20 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

Garchik Facility Agreement

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

A&R Facility Agreement

Under the A&R Facility Agreement, Garchik agreed to provide the Initial Funding to the Company upon receipt of a fully executed Initial Promissory Note and an executed Release Agreement relating to the Original Facility Agreement (the “Release Agreement”). The Company and Garchik have agreed to use reasonable best efforts to negotiate the terms of the Subsequent Funding, and the A&R Facility Agreement will terminate if definitive documentation for the Subsequent Funding is not entered into before July 1, 2023, for any reason other than breach of a party’s obligations.

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

In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, Thomas L. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Neepa Patel, comprising all directors of the Company’s board of directors (the “Board of Directors”) other than Joseph Trelin, Michael L. Koehneman and Jacqueline L. White (the “Remaining Directors”), delivered to the Company executed resignation letters in escrow (the “Board Resignation Letters”) that became effective as of the Initial Funding. Also in satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, on March 9, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees, effective as of the Initial Funding.

The A&R Facility Agreement also provided Garchik with the right to nominate four (4) designees (not counting any Remaining Directors) (the “New Designees”) to be considered for election to the Board of Directors (the “Nomination Right”). In satisfaction of a condition precedent to the Initial Funding under the A&R Facility Agreement, the Board of Directors appointed four (4) New Designees to the Board, effective as of the Initial Funding.

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

While the Initial Promissory Note is unsecured, in the event of either (I) the conversion of the Convertible Notes of all amounts outstanding thereunder and the release of all liens over the Company’s assets granted by and through the Transaction Documents (as defined in the Convertible Notes) or (II) receipt of the consent of the requisite holders of the Convertible Notes, in each case, the Company will, as collateral security for the due and punctual payment and performance of all obligations under the Initial Promissory Note, pledge and assign to Garchik a first-priority, continuing security interest in substantially all of the assets of the Company, subject to exclusions consistent with those contained in the Transaction Documents. The Company has agreed to use its reasonable best efforts to deliver to Garchik an amendment to the Securities Purchase Agreement, dated as of March 21, 2022 (the “SPA”), pursuant to which the Convertible Notes were purchased, permitting the grant of that collateral security to Garchik. Upon the grant of that collateral security, interest will accrue on the outstanding Principal Amount under the Initial Promissory Note at a per annum rate equal to 12%.

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

Board of Directors

On March 6, 2023, Mr. Thimot tendered his resignation as Chief Executive Officer to the Company, which became effective upon the appointment of his successor on March 23, 2023. Before the A&R Facility Agreement was entered into, Mr. Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Neepa Patel (the “Retiring Directors”) tendered their resignations from the Board of Directors of the Company which became effective upon the Initial Funding. The Company thanks the Retiring Directors for their dedicated service to the Company.

On March 9, 2023, the Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees.

Pursuant to the Nomination Right under the A&R Facility Agreement, Mr. Garchik nominated Mr. Daguro, Ken Jisser, Michael Thompson and Thomas Szoke for appointment to the Board of Directors. On March 9, 2023, the Board of Directors appointed Messrs. Daguro, Jisser, Thompson and Szoke as additional directors of the Company (the “Additional Directors”) and reduced the size of the Board of Directors from 8 directors to 7 directors, with effect from the resignations of the Retiring Directors. Under the terms of the A&R Facility Agreement, the Nomination Right expired upon the appointment of the four (4) Additional Directors to the Board of Directors.

2023 Budget – Labor Reduction Plan

On February 14, 2023, the Company’s Board of Directors resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan, 12 employees and 6 contractors have left the Company. The Company has also given termination notice to certain vendors and contractors that provide services to the Company.

Cecil N. Smith III

On February 15, 2023 Cecil N. Smith III ceased to be an employee, and the President and Chief Technology Officer of the Company pursuant to the Labor Reduction Plan. The Company had entered into an Executive Retention Agreement with Mr. Smith dated as of June 14, 2021, which provides for certain benefits upon termination of Mr. Smith’s employment and Mr. Smith subsequently signed a release of all prior claims in consideration of the payments to be made by the Company under the Executive Retention Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (19)	Amended & Restated Bylaws as of July 18, 2022
3.3(3)	Certificate of Amendment dated June 1, 2021
3.4 (19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
4.1 (3)	Form of Stock Option
4.2 (4)	Form of 8.0% Convertible Note
4.3 (5)	Form of 15.0% Convertible Note
4.4 (5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (23)	Description of the Registrant’s Securities
10.1 (3)	Form of Director Agreement
10.2 (3)	Form of Indemnification Agreement
10.5 (9)	2017 Incentive Stock Plan
10.7 (3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (14)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (16)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (17)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (18)	Letter Agreement between Annie Pham and AuthID Inc. dated April 18, 2022
10.24 (21)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (21)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (21)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.27 (21)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (22)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (22)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (22)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (24)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (24)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
14.1 (10)	Code of Ethics
21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Rhon Daguro
Rhoniel A. Daguro, Chief Executive Officer and
Principal Executive Officer

	By:	/s/ Hang Thi Bich Pham
Chief Financial Officer,
Principal Financial and Accounting Officer
Dated: May 11, 2023