Form 10-Q
period 2023-06-30
authID Inc.
filed 2023-08-10
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-40747

authID Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1580 North Logan Street, Suite 660, Unit 51767,

Denver, CO 80203

(Address of principal executive offices) (zip code)

516-274-8700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

1385 S. Colorado Blvd

Denver, CO 80222

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 31, 2023
Common Stock, par value $0.0001	7,874,962 shares
Documents incorporated by reference:	None

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “authID” the “Company,” “we,” “our,” “us,” and similar terms refer to authID Inc., a Delaware corporation and its subsidiaries. The Company was formerly known as Ipsidy Inc.

On June 26, 2023 the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporations to effect a one-for-eight (1-for-8) reverse split which became effective on July 7, 2023 (See Note 8 “Shareholders’ Equity”).

The information which appears on our website www.authID.ai is not part of this report.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$5,981,774	$3,237,106
Accounts receivable, net	42,125	261,809
Other current assets	772,943	729,342
Current assets held for sale	-	118,459
Total current assets	6,796,842	4,346,716

Other Assets	-	250,383
Intangible Assets, net	414,223	566,259
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	-	27,595
Total assets	$11,394,297	$9,374,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,230,707	$1,154,072
Deferred revenue	59,107	81,318
Current liabilities held for sale	-	13,759
Total current liabilities	1,289,814	1,249,149
Non-current Liabilities:
Convertible debt	216,194	7,841,500
Accrued severance liability	325,000	-
Total liabilities	1,831,008	9,090,649

Commitments and Contingencies (Note 10)

Stockholders’ Equity :
Common stock, $0.0001 par value, 250,000,000 shares authorized; 7,874,962 and 3,179,789 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	786	318
Additional paid in capital	165,593,921	140,257,448
Accumulated deficit	(156,031,210)	(140,130,159)
Accumulated comprehensive (loss) income	(208)	155,929
Total stockholders’ equity	9,563,289	283,536
Total liabilities and stockholders’ equity	$11,394,297	$9,374,185

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Verified software license	$36,122	$51,409	$71,900	$86,902
Legacy authentication services	1,020	15,000	3,098	144,559
Total revenues, net	37,142	66,409	74,998	231,461

Operating Expenses:
General and administrative	1,924,203	4,026,382	5,200,394	7,669,366
Research and development	796,295	1,695,521	1,902,109	3,069,023
Depreciation and amortization	76,019	244,448	152,036	460,833
Total operating expenses	2,796,517	5,966,351	7,254,539	11,199,222

Loss from continuing operations	(2,759,375)	(5,899,942)	(7,179,541)	(10,967,761)

Other Expense:
Other income	1,160	-	1,160	3,240
Interest expense, net	(282,109)	(459,262)	(1,082,182)	(493,904)
Loss on debt extinguishment	(380,741)	-	(380,741)	-
Conversion expense	(7,476,000)	-	(7,476,000)	-
Other expense, net	(8,137,690)	(459,262)	(8,937,763)	(490,664)

Loss from continuing operations before income taxes	(10,897,065)	(6,359,204)	(16,117,304)	(11,458,425)
Income tax expense	(3,255)	(7,316)	(3,255)	(8,100)
Loss from continuing operations	(10,900,320)	(6,366,520)	(16,120,559)	(11,466,525)

Gain (loss) from discontinued operations	5,694	(206,307)	3,439	(407,030)
Gain on sale of discontinued operations	216,069	-	216,069	-
Total gain (loss) from discontinued operations	221,763	(206,307)	219,508	(407,030)
Net loss	$(10,678,557)	$(6,572,827)	$(15,901,051)	$(11,873,555)

Net Income (Loss) Per Share – Basic and Diluted
Continuing operations	$(2.15)	$(2.06)	$(3.91)	$(3.80)
Discontinued operations	$0.04	$(0.07)	$0.05	$(0.14)
Weighted Average Shares Outstanding – Basic and Diluted :	5,065,556	3,084,226	4,120,849	3,014,854

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(10,678,557)	$(6,572,827)	$(15,901,051)	$(11,873,555)
Foreign currency translation loss	(132,071)	(67,788)	(156,137)	(35,048)
Comprehensive loss	$(10,810,628)	$(6,640,615)	$(16,057,188)	$(11,908,603)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, March 31, 2023	3,247,957	$325	$141,319,889	$(145,352,653)	$131,863	$(3,900,576)
Stock-based compensation	-	-	1,055,690	-	-	1,055,690
Warrants issued for services	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	43,348	4	165,147	-	-	165,151
Conversion of convertible notes into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,383,443	-	-	6,383,641
Net loss	-	-	-	(10,678,557)	-	(10,678,557)
Foreign currency translation	-	-	-	-	(132,071)	(132,071)
Balances, June 30, 2023	7,874,962	$786	$165,593,921	$(156,031,210)	$(208)	$9,563,289

Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	1,895,711	-	-	1,895,711
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Warrants issued for services	-	-	438,000	-	-	438,000
Conversion of convertible notes into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,383,443	-	-	6,383,641
Net loss	-	-	-	(15,901,051)	-	(15,901,051)
Foreign currency translation	-	-	-	-	(156,137)	(156,137)
Balances, June 30, 2023	7,874,962	$786	$165,593,921	$(156,031,210)	$(208)	$9,563,289

Balances, March 31, 2022	3,098,968	$310	$132,441,881	$(121,200,667)	$244,226	$11,485,750
Shares issued in lieu of interest	14,612	1	251,006	-	-	251,007
Stock-based compensation	-	-	2,632,118	-	-	2,632,118
Net loss	-	-	-	(6,572,827)	-	(6,572,827)
Foreign currency translation	-	-	-	-	(67,788)	(67,788)
Balances, June 30, 2022	3,113,580	$311	$135,325,005	$(127,773,494)	$176,438	$7,728,260

Balances, December 31, 2021	2,926,655	$293	$126,583,738	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	4,499,107	-	-	4,499,107
Sale of common stock for cash, net of offering costs	132,940	13	3,146,927	-	-	3,146,940
Common stock issued with convertible debt	3,562	1	91,756	-	-	91,757
Common stock issued for working capital facility	12,500	1	302,999	-	-	303,000
Shares issued in lieu of interest	14,612	1	251,006	-	-	251,007
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	23,139	2	(2)	-	-	-
Cashless warrant exercise	172	-	-	-	-	-
Net loss	-	-	-	(11,873,555)	-	(11,873,555)
Foreign currency translation	-	-	-	-	(35,048)	(35,048)
Balances, June 30, 2022	3,113,580	$311	$135,325,005	$(127,773,494)	$176,438	$7,728,260

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,901,051)	$(11,873,555)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	152,036	460,833
Stock-based compensation	1,895,711	4,499,107
Warrants issued for services	438,000	-
Shares issued in lieu of interest	387,578	251,007
Amortization of debt discounts and issuance costs	689,305	210,722
Gain from sale of discontinued operation	(216,069)	-
Loss on debt extinguishment	380,741	-
Conversion expense	7,476,000	-
Changes in operating assets and liabilities:
Accounts receivable	219,684	(11,230)
Other assets	(136,564)	(295,233)
Accounts payable and accrued expenses	63,546	6,587
Deferred revenue	(22,211)	(153,363)
Other accrued liabilities	290,000	-
Adjustments relating to discontinued operations	110,064	422,423
Net cash flows from operating activities	(4,173,230)	(6,482,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7,978)
Purchase of property and equipment - discontinued operations	-	(16,159)
Purchase of intangible assets	-	(6,306)
Net cash flows from investing activities	-	(30,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	6,383,641	3,146,940
Credit facility drawdown, net of issuance costs	543,760	-
Proceeds from issuance of convertible note payable, net of issuance costs	-	7,992,841
Cash paid for working capital facility	-	(300,000)
Payments on notes payable - discontinued operations	-	(1,579)
Principal payments on capital lease obligation - discontinued operations	-	(10,582)
Net cash flows from financing activities	6,927,401	10,827,620

Effect of Foreign Currencies	(12,206)	(33,826)
Net Change in Cash	2,741,965	4,280,649
Cash, Beginning of the Period	3,237,106	5,767,276
Cash, Beginning of the Period - Discontinued Operations	2,703	270,707
Cash, End of the Period - Discontinued Operations	-	(340,380)
Cash, End of the Period	$5,981,774	$9,978,252
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest - discontinued operations	$364	$-
Cash paid for income taxes	$3,255	$-
Cash paid for income taxes - discontinued operations	$1,254	$-
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible notes to common stock	$7,856,011	$-
Conversion of credit facility borrowings into common stock	$900,000	$-
Warrants issued for services	$438,000	$-
Cashless option and warrant exercises	$-	$19
Common stock issued with convertible notes	$-	$91,757
Common stock for working capital facility	$-	$303,000
Warrants for services with the issuance of convertible debt	$-	$449,474

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of June 30, 2023, the Company had an accumulated deficit of approximately $156.0 million. For the three and six months ended June 30, 2023, the Company earned revenue from continuing operations of approximately $0.04 million and $0.07 million, used approximately $2.0 million and $4.2 million to fund its operations, and incurred a net loss of approximately $10.7 million and $15.9 million, respectively.

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

During the quarter ended June 30, 2023, the Company has secured additional financing of approximately $6.4 million net, which provides funding for its current operations as it continues to invest in its product, people, and technology. Although there is no guarantee, the Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

There is no assurance that the Company will ever be profitable. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow positive) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2023 and 2022 because their effect was antidilutive:

Security	2023	2022

Convertible notes payable	8,278	325,188
Warrants	497,895	163,045
Stock options	1,561,070	1,212,202
	2,067,243	1,700,435

Revenue Recognition

Verified Software License – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and / or variable fees generated that are earned on a usage fee based over time based on user monthly user or transaction volumes or on a monthly flat fee rate. We allocate the selling price in a contract which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price.

The Company had contract liabilities of approximately $59,000 and $81,000 as of June 30, 2023 and December 31, 2022 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of June 30, 2023 will be earned over the next twelve months.

As of June 30, 2023, and December 31, 2022, the Company did not have any deferred contract costs for fees payable.

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both quarters ended June 30, 2023 and 2022, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

Revenue Accounting Pronouncement – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit lost, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements.

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at June 30, 2023 (unaudited) and December 31, 2022:

	June 30,	December 31,
	2023	2022

Prepaid insurance	$409,216	$244,215
Prepaid third party services	117,875	135,405
Unamortized credit facility fees	-	199,156
Other	245,852	150,566
	$772,943	$729,342

Other assets consisted of the following at June 30, 2023 (unaudited) and December 31, 2022:

	June 30,	December 31,
	2023	2022

Unamortized working capital facility fees	$-	$248,945
Other	-	1,438
	$-	$250,383

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2023 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2022	$435,595	$130,664	$566,259
Amortization	(143,812)	(8,224)	(152,036)
Carrying Value at June 30, 2023	$291,783	$122,440	$414,223

The following is a summary of intangible assets as of June 30, 2023 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$4,476,271	164,614	$4,640,885
Accumulated amortization	(4,184,488)	(42,174)	(4,226,662)
Carrying Value at June 30, 2023	$291,783	$122,440	$414,223

Amortization expense totaled approximately $152,000 and $428,000 for the six months ended June 30, 2023, and 2022, respectively.

Future expected amortization of intangible assets is as follows:

2023 (Remainder of the Year)	$111,044
2024	168,094
2025	63,791
2026	16,456
2027	6,456
Thereafter	48,382
$414,223

There is no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of June 30, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2023 (unaudited) and December 31, 2022:

	June 30,	December 31,
	2023	2022

Trade payables	$871,017	$623,130
Accrued payroll and related obligations	193,062	145,837
Other accrued expenses	166,628	385,105
Carrying Value at June 30, 2023	$1,230,707	$1,154,072

On February 14, 2023, the Company’s Board of Directors resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan, 12 employees and 6 contractors have left the Company. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. For the six months ended June 30, 2023, the Company incurred approximately $0.8 million of severance expenses, of which $0.4 million was paid and $0.1 million was included in the Accounts payable and accrued expenses and the remaining $0.3 million was accrued for in Other liabilities as a long term liability on the unaudited Condensed Consolidated Balance Sheets as of June 30, 2023.

NOTE 5 – WORKING CAPITAL FACILTIY

On March 21, 2022, the Company entered into a Credit Facility Agreement (the “Original Facility Agreement”) with Stephen J. Garchik (“Garchik”), who is a shareholder of the Company, pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company paid Garchik a Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Original Facility Agreement.

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

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into a promissory note (the “Initial Promissory Note”) in favor of Garchik, pursuant to which Garchik loaned the amount of $900,000 (the “Principal Amount”) to the Company. In connection with the Company and Garchik entering into the Initial Promissory Note, each of the principal United States based subsidiaries of the Company agreed to, for the benefit and security of Garchik, guarantee the payment and performance all of the Company’s obligations under the Initial Promissory Note and the Guaranty. The Company and Garchik also entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

The Company wrote-off approximately $410,000 of the issuance costs related to the Original Credit Facility and capitalized $426,000 issuance costs related to the A&R Facility Agreement as of March 31, 2023.

On May 25, 2023, the Company and Garchik agreed to cancel the Initial Promissory Note, terminate the A&R Facility Agreement and Guaranty and satisfy and offset the outstanding balance of the Initial Promissory Note, plus accrued and unpaid interest in the aggregate amount of $929,250 against the purchase price of certain shares of common stock of the Company. See Note 8 “Shareholders’ Equity”. All remaining unamortized debt issuance costs of approximately $381,000 related to the Initial Promissory Note and the A&R Facility Agreement were recorded as a loss on debt extinguishment for the three and six months ended June 30, 2023.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $29.60. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 3,563 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes accrue interest at the rate of 9.75% per annum, which is payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

During the quarter ended June 30, 2023 and 2022, the Company issued 35,365 and 14,612 shares of common stock for approximately $136,000 and $251,000 of interest, respectively.

During the six months ended June 30, 2023 and 2022, the Company issued 103,533 and 14,612 shares of common stock for approximately $358,000 and $251,000 of interest expense, respectively. The number of shares issued to each Note Investor was based on the VWAP of the common stock as of the relevant interest payment date, as defined in the Convertible Notes.

In connection with the issuance of the Convertible Notes, the Company issued 17,836 common stock warrants to a broker and its representatives with an estimated grant date fair value of approximately $449,000 which was recorded as a reduction in the carrying value of the Convertible Notes.

On May 23, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the Convertible Notes of the Company, pursuant to which the Company agreed to issue 2,346,105 shares of common stock to the Holders in exchange for approximately $8.9 million (or approximately $7.9 million, net of debt issuance costs and discount) of the principal amount of Holders’ Convertible Notes at a price of $3.78 per share (or $4.12 if the Holder is a director, officer or insider of the Company). On June 7, 2023, the Company entered into a further Securities Purchase Agreement and Exchange Agreement with an accredited investor pursuant to which the Company agreed to issue 2,242 Exchange Shares in exchange for $13,000 of the principal amount of the Holder’s Convertible Note at a price of $5.80 per share. The Company also recognized an expense on conversion of convertible notes of approximately $7.5 million, representing the market value of the additional shares issued by the Company in exchange for the Convertible Notes, above the number of shares that the Holders would have received upon conversion at the original conversion price under the Convertible Notes.

On May 23, 2023, the Company solicited the consent of the Convertible Notes Holders to eliminate substantially all of the restrictive covenants and a related event of default in the Convertible Notes. The Company received consent from Holders representing over the necessary 66.67% of the outstanding principal amount under the Convertible Notes.

See Note 8 “Shareholders’ Equity”.

The following is a summary of the convertible notes payable outstanding as of June 30, 2023 (unaudited):

9.75% Convertible Notes due March 31, 2025	$245,000

less:
Unamortized debt issuance and discount costs	(28,806)
$216,194

Future maturities of convertible notes payable as of June 30, 2023:

2025	$245,000
$245,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

During the six months ended June 30, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. In connection with the payment of interest on the Convertible Notes, 1,350 shares were issued to two Directors and an affiliate of one of the Directors. The Executive Officer resigned in June 2022 and the two directors resigned in March 2023.

One Convertible Note holder, Mr. Ken Jisser, joined our Board of Directors on March 9, 2023. Mr. Jisser is the Founder and Chief Executive Officer of The Pipeline Group, Inc. (“TPG”), a technology-enabled services company that assists the Company with pipeline generation. On June 6, 2023, the Company entered into a services agreement with TPG. The agreement provides that TPG assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services. In consideration of the services, the Company will pay TPG $47,000 per month during a one-year term.

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Jisser converted $100,000 of convertible notes payable and accrued interest of $1,463 into 24,628 shares of common stock.

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Stephen J. Garchik, who is a shareholder of the Company, converted $1,000,000 of convertible notes payable and $14,625 of accrued interest into 264,831 and 3,874 shares of common stock, respectively. As a result of such exchange, the issuance of shares in satisfaction of the Credit Facility referred to below and the purchase of additional shares of common stock in May 2023, (See Note 8 “Shareholders’ Equity”), Mr. Garchik is now a holder of more than 10% of the outstanding shares of the Company’s common stock.

See Note 6 “Convertible Notes Payable” and Note 8 “Shareholders’ Equity”.

Issuance of Common Stock

One Director and two Executive Officers invested $0.2 million in the common stock offering in the six months ended June 30, 2022. The Director and Officers resigned during the March 2023.

On May 23, 2023, Messrs. Rhoniel Daguro, Ken Jisser, Michael Thompson, members of the Company’s Board of Directors and Joseph Trelin, the Chairman of the Board, each purchased 12,500 shares of Company’s common stock at a price of $50,000.

Credit Facility

On March 21, 2022 the Company entered into the Original Facility Agreement with an accredited investor Mr. Stephen Garchik, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company agreed to pay Mr. Garchik the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Original Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Original Agreement is repaid in full, the Company agreed to provide for the nomination of one designee specified in writing by Garchik for appointment to our board directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considered himself a “director by deputization”.

As described in Note 5 “Working Capital Facility”, the Original Facility Agreement was amended and restated effective March 6, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

On May 25, 2023, the Company and Mr. Garchik agreed to cancel the Initial Promissory Note, terminated the A&R Facility Agreement and Guaranty and satisfied and offset the outstanding balance of the Note in the principal amount of $900,000 and $29,250 accrued and unpaid interest with the purchase price of 245,634 and 7,983 shares of common stock, respectively. See Note 5 “Working Capital Facility” and Note 8 “Shareholders’ Equity”.

Executive Officers’ Agreements

Effective March 23, 2023, Mr. Thomas Thimot resigned as the Company’s Chief Executive Officer.

On March 23, 2023, the Company and Rhoniel A. Daguro, a director of the Company, entered an Offer Letter pursuant to which Mr. Daguro agreed to serve as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to be achieved, to earn the annual bonus. On April 10, 2023, the Company provided Mr. Daguro with an initial grant of options to purchase 306,875 shares of common stock at the exercise price of $3.176 per share for a period of ten years vesting subject to achievement of performance and service conditions. On June 28, 2023, the Company made an additional grant of options to Mr. Daguro to acquire 183,125 shares of common stock at the exercise price of $5.48 for a period of ten years vesting subject to achievement of performance and service conditions.

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

Effective June 17, 2022 Stuart Stoller resigned as Chief Financial Officer of the Company. In connection with his retirement, the Board of Directors approved the vesting of approximately 15,278 stock options which were unvested as of June 17, 2022. Additionally, the Board of Directors approved a consulting arrangement for Mr. Stoller to provide transitional services.

On April 25, 2022, Hang Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 with an exercise period of ten years subject to certain performance and market vesting requirements. On May 11, 2023, the Company entered a Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated and a release granted in relation thereto.

On April 12, 2023, the Company entered an Offer Letter with Thomas R. Szoke, a director of the Company, pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon our company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to be achieved, to earn the annual bonus. The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions.

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

Board of Directors

Messrs. Thomas Thimot, Phillip L. Kumnick, Philip R. Broenniman, Michael A. Gorriz and Ms. Neepa Patel tendered their resignations from the Board of Directors of the Company on March 9, 2023. The Board of Directors appointed Joseph Trelin to the Company’s Compensation and Audit Committees. On March 9, 2023, the Board of Directors appointed Rhon Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as additional directors of the Company and reduced the size of the Board of Directors from 8 directors to 7 directors. The Company granted Messrs. Jisser, Thompson and Szoke 12,500 options each at the exercise price of $2.64 per share.

On March 16, 2023, the Company appointed Joseph Trelin as the Chairman of the Board, Michael Koehneman as Chairman of the Governance Committee and appointed Michael Thompson to the Company’s Compensation and Governance Committees.

On June 28, 2023, the Company granted 15,625 options each at the exercise price of $5.48 per share to Messrs. Joseph Trelin, Michael Koehneman and Ms. Jacqueline White and 3,125 options each at the exercise price of $5.48 to Messrs. Jisser and Thompson, in accordance with the Company’s compensation policy for non-employee directors. Each such option vests over a period of twelve months.

NOTE 8 – STOCKHOLDERS’ EQUITY

On June 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”) of the shares of the Company’s common stock. The Reverse Split became effective on July 7, 2023 (see Note 11 “Subsequent Event”). As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “AUID”, when the market opened on July 10, 2023. The Reverse Split affected all holders of common stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 62,816,330 shares of common stock were issued and outstanding immediately prior to the Reverse Split, and 7,874,962 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock received an additional fraction of a share of common stock to round up their holding to the next whole share. In addition, effective as of the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise prices thereof, as well as to the conversion price under the remaining Convertible Notes. The impact of this change in capital structure has been retroactively applied to all periods presented herein.

Common Stock

During the six months ended June 30, 2023, shares of common stock were issued as a result of the following transactions:

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for cash gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount). In addition, the Company recorded approximately $7.5 million of expense on conversion of convertible notes.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility. See Note 6 “Convertible Notes Payable”.

During the six months ended June 30, 2022, shares of common stock were issued as a result of the following transactions:

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 132,940 shares of our common stock at prices of $24.24 per share for an outside investor and $29.60 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued a total of 3,562 shares of our common stock to the Note Investors as an additional origination fee. Additionally, on June 30, 2022, the Company issued 14,612 shares of common stock for approximately $251,000 of interest owed from the effective date of the Convertible Notes until June 30, 2022.

●	On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 12,500 shares of our common stock with a fair market value of $24.24 per share upon the effective date of the Credit Facility

●	Certain warrant and stock option holders exercised their respective warrants and stock options by means of the cashless exercise feature and were issued approximately 23,311 common shares of the Company.

Warrants

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to Madison III, LLC with a term of 5 years and an exercise price of $3.164 per share.

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $3.664 per share.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2023 (unaudited):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life

Outstanding at December 31, 2022	153,683	$36.96	2.96 Years
Granted	344,212	$3.39	4.87 Years
Exercised/cancelled	-
	497,895	$13.75	4.13 Years

Stock Options

During the six months ended June 30, 2023 the Company granted directors a total of 78,125 options at exercise prices ranging from $2.64 to $5.48 per share. During the six months ended June 30, 2023, the Company granted the Chief Executive Officer 490,000 options at exercise prices ranging from $3.18 to $5.48 per share. The Company also granted the Chief Technology Officer 62,500 options at exercise prices ranging from $2.64 to $5.48 per share.

The Company determined the grant date fair value of options granted for the six months ended June 30, 2023, using the Black Scholes Method with the following assumptions:

Expected volatility	120.32%-124.08%
Expected term	5 years
Risk free rate	3.52% - 3.97%
Dividend rate	0.00%

Activity related to stock options for the six months ended June 30, 2023 (unaudited), is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at December 31, 2022	1,291,595	$46.48	6.5	$-
Granted	630,625	$4.19	10.0	$1,847,765
Exercised	-	$-	-	$-
Forfeited/cancelled	(361,150)	$52.86	-	$-
Outstanding as of June 30, 2023	1,561,070	$28.19	6.7	$1,881,165
Exercisable as of June 30, 2023	810,268	$40.28	4.4	$40,899

The following table summarizes stock option information as of June 30, 2023 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

Less than or equal $32.00	1,155,716	7.4	515,052
$32.01 - $56.00	17,917	3.0	17,917
$56.01 - $80.00	222,792	6.3	131,820
$80.01 - $128.00	164,645	3.4	145,479
	1,561,070	6.7	810,268

During the six months ended June 30, 2023, the Company recognized approximately $1.9 million of stock option based compensation expense. As of June 30, 2023, there was approximately $4 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2026.

NOTE 9 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Board of Directors of authID considered it in the best interests of the Company to focus its business activities on providing biometric authentication products and services by means of our proprietary Verified platform.  Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa.

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

MultiPay business in Colombia

The Company exited the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of June 30, 2023, all impacted employees had left the Company. MultiPay finalized the sale of the Company’s proprietary software to its major customer on June 30, 2023 for approximately $96,000 of sale consideration. The Company recorded the receivable under the sale in Other current assets, released foreign currency translation gain of approximately $155,000 and recognized a gain of $216,000 from the transaction.

The following table summarizes the assets and liabilities of the MultiPay sale and the consideration received (unaudited):

Amount
Carrying value of net assets sold:
Property and equipment write-off	$19,528
Net assets write-off	$19,528

Sale consideration on disposition of net assets:
Sale consideration	$95,852
Less: Value added tax	(15,304)
Net Consideration	$80,548
Foreign currency translation:	$155,049
Net gain on sale of a discontinued operation	$216,069

The operations of Cards Plus and MultiPay for the three and six months ended June 30, 2023 and 2022 on a consolidated basis are below (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Discontinued Operations

Total Revenues, net	$15,259	$579,246	$29,354	$1,021,556

Operating Expenses:
Cost of Sales	-	336,540	-	520,064
General and administrative	-	372,750	12,268	658,132
Impairment loss	-	67,984	-	211,703
Depreciation and amortization	4,157	11,572	8,066	39,774
Total operating expenses	4,157	788,846	20,334	1,429,673

Income (Loss) from operations	11,102	(209,600)	9,020	(408,117)

Other Income (Expense):
Other income (expense), net	(224)	4,334	-	8,029
Interest expense, net	-	-	-	(364)
Other income (expense), net	(224)	4,334	-	7,665

Income (loss) before income taxes	10,878	(205,266)	9,020	(400,452)

Income tax expense	(5,184)	(1,041)	(5,581)	(6,578)

Income (loss) from discontinued operations	5,694	(206,307)	3,349	(407,030)
Gain from sale of discontinued operations	216,069	-	216,069	-
Total income (loss) from discontinued operations	$221,763	$(206,307)	$219,508	$(407,030)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cards Plus

Total Revenues, net	$-	$510,142	$-	$883,300

Operating Expenses:
Cost of Sales	-	336,540	-	520,064
General and administrative	-	167,390	-	322,699
Impairment loss	-	67,984	-	211,703
Depreciation and amortization	-	4,667	-	25,897
Total operating expenses	-	576,581	-	1,080,363

Income (loss) from operations	-	(66,439)	-	(197,063)

Other Income (Expense):
Other income	-	3,468	-	6,816
Interest expense, net	-	-	-	(364)
Other income, net	-	3,468	-	6,452

Loss before income taxes	-	(62,971)	-	(190,611)

Income tax expense	-	-	-	(4,681)

Loss from discontinued operations	$-	$(62,971)	$-	$(195,292)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MultiPay

Total Revenues, net	$15,259	$69,104	$29,354	$138,256

Operating Expenses:
General and administrative	-	205,360	12,268	335,433
Depreciation and amortization	4,157	6,905	8,066	13,877
Total operating expenses	4,157	212,265	20,334	349,310

Income (Loss) from operations	11,102	(143,161)	9,020	(211,054)

Other Income (Expense):
Other income (expense), net	(224)	866	-	1,213
Other income (expense), net	(224)	866	-	1,213

Income (loss) before income taxes	10,878	(142,295)	9,020	(209,841)

Income tax expense	(5,184)	(1,041)	(5,581)	(1,897)

Income (loss) from discontinued operations	5,694	(143,336)	3,439	(211,738)
Gain from sale of discontinued operations	216,069	-	216,069	-
Income (loss) from discontinued operations	$221,763	$(143,336)	$219,508	$(211,738)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows:

	June 30, 2023	December 31,
	(Unaudited)	2022
Discontinued Operations
Current Assets:
Cash	$-	$2,703
Accounts receivable, net	-	105,194
Other current assets	-	10,562
Current assets held for sale	-	118,459

Noncurrent Assets:
Property and equipment, net	-	27,595
Noncurrent assets held for sale	-	27,595

Total assets held for sale	$-	$146,054

Current Liabilities:
Accounts payable and accrued expenses	$-	$13,759
Total liabilities held for sale	$-	$13,759

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below (unaudited):

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,439	$(407,030)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	8,067	39,774
Impairment of intangible assets	-	211,703
Changes in operating assets and liabilities:
Accounts receivable	105,194	6,332)
Net investment in direct financing lease	-	(17,306
Other current assets	10,562	106,920)
Inventory	-	(140,653)
Accounts payable and accrued expenses	(13,759)	(11,425
Deferred revenue	-	227,078
Adjustments relating to discontinued operations	110,064	422,423
Cashflows from discontinued operations	$113,503	$15,393

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

MultiPay recognized revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, MultiPay also sells certain equipment from time to time for which revenue is recognized upon delivery to the customer.

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

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost is approximately $1,500 per month. The Company did not renew the lease agreement after July 2023.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the six months ended June 30, 2023 was approximately $8,000. For the six months ended June 30, 2022, rent expense was approximately $80,000, inclusive of short-term leases of which $13,000 was for continuing operations and $67,000 for discontinued operations.

NOTE 11 – SUBSEQUENT EVENT

On June 26, 2023 the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporations to effect a one-for-eight (1-for-8) reverse split which became effective on July 7, 2023 (See Note 8 “Shareholders’ Equity”).

As a result of the Reverse Split, the Company received notice on July 24, 2023 from the Nasdaq Stock Market that the Company is now in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) and the matter raised by their letter of January 25, 2023 is now closed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

authID Inc. is a leading provider of secure, authentication solutions delivered by our easy to integrate Verified platform. Our Verified platform binds strong passwordless authentication with biometric identity, which offers our customers a streamlined path to zero trust architecture. Verified FIDO2 passwordless authentication is certified by the FIDO Alliance to be compliant and interoperable with FIDO specifications.

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

The Company also owns an entity in Colombia, MultiPay. On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa. On August 29, 2022 the Company completed the sale of Cards Plus business. On June 30, 2023, the Company completed the exit of the MultiPay business. See Discontinued Operations.

The Company was incorporated in the State of Delaware on September 21, 2011 and changed our name to authID Inc. on July 18, 2022.

Our Common Stock is traded on the Nasdaq Capital Market under the trading symbol “AUID”. Our main address is 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203 and our main phone number is (516) 274-8700. We maintain a website at www.authID.ai. The information contained on, or that can be accessed through, our websites is not incorporated by reference into this prospectus and is intended for informational purposes only.

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

As of June 30, 2023, the Company had an accumulated deficit of approximately $156.0 million. For the six months ended June 30, 2023, the Company earned revenue of approximately $0.07 million, used $4.2 million to fund its operations, and incurred a net loss from continuing operations of approximately $10.9 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

During the quarter ended June 30, 2023, the Company has secured additional financing of approximately $6.4 million net, which provides funding for its current operations as it continues to invest in its product, people, and technology. Although there is no guarantee, the Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense and debt discount and debt issuance costs amortization expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options) and (6) loss on debt extinguishment, and conversion expense on exchange of Convertible Notes and certain other items management believes affect the comparability of operating results. Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Loss from continuing operations	$(10,900,320)	$(6,366,520)	$(16,120,559)	$(11,466,525)

Addback:

Interest expense, net	282,109	459,262	1,082,182	493,904
Other income	(1,160)	-	(1,160)	(3,240)
Loss on debt extinguishment	380,741	-	380,741	-
Conversion expense	7,476,000	-	7,476,000	-
Severance cost	-	-	811,041	150,000
Depreciation and amortization	76,019	244,448	152,036	460,833
Taxes	3,255	7,316	3,255	8,100
Non-cash recruiting fees	(54,000)	-	438,000	-
Stock compensation	1,055,690	2,632,118	1,895,711	4,499,107
Adjusted EBITDA continuing operations (Non-GAAP)	$(1,681,666)	$(3,023,376)	$(3,882,753)	$(5,857,821)

Three and Six Months Ended June 30, 2023 and June 30, 2022 – Continuing Operations

Revenues, net

During the three and six months ended June 30, 2023, the Company’s revenues from Verified software licenses were approximately $36,000 and $72,000 compared to approximately $51,000 and $87,000 in the three and six months ended June 30, 2022. Verified software license revenue decreased due to certain one-time revenue customers in prior year periods.

Legacy authentication services revenues were approximately $1,000 and $3,000, respectively during the three months and six months ended June 30, 2023 compared to approximately $15,000 and $145,000, respectively for the three months and six months ended June 30, 2022. Revenue from Legacy authentication services dropped significantly as the Company phased out older product offerings in 2022.

General and administrative expenses

During the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, general and administrative expense decreased by approximately $2.1 million and $2.5 million principally due to the Company’s Labor Reduction Plan and other cost saving measures resulting in lower headcount costs and lower third party vendors costs.

Research and development expenses

During the three-month and six-month periods ended June 30, 2023 compared to June 30, 2022, research and development expenses decreased by approximately $0.9 million and $1.2 million as the Company implemented the Labor Reduction Plan and decreased staffing and third party resources.

Depreciation and amortization expense

During the three and six months ended June 30, 2023 compared to June 30, 2022, depreciation and amortization expense was approximately $0.2 and $0.3 million less as the Company reduced the value of certain legacy business asset values.

Interest expense, net

Interest expense, net includes interest expense, debt issuance and discount amortization expense. Interest expense decreased by approximately $0.2 million during the three month period ended June 30, 2023 compared to June 30, 2022 principally due to the exchange of Convertible Notes for common stock in May 2023. Interest expense increased by approximately $0.6 million during the six months ended June 30, 2023 due to the issuance of $9.2 million of Convertible Notes in late March 2022.

Loss on debt extinguishment

During the three and six months ended June 30, 2023, loss on debt extinguishment increased by approximately $0.4 million due to the write-off of unamortized debt issuance costs related to the Initial Promissory Note as the note balance was capitalized and extinguished in the periods. See Note 5 to the unaudited condensed consolidated financial statements “Working Capital Facility”.

Conversion expense

During the three and six months ended June 30, 2023, conversion expense was approximately $7.5 million compared to $0 for the three and six months ended June 30, 2022 as a result of the additional shares issued by the Company in exchange for the Convertible Notes, above the number of shares that the Holders would have received upon conversion at the original conversion price under the Convertible Notes. See Note 6 to the unaudited condensed consolidated financial statements “Convertible Notes Payable”.

Three and Six Months Ended June 30, 2023 and June 30, 2022 – Discontinued Operations

On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus business for a price of $300,000, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. Of the $300,000 gross proceeds, $150,000 was paid on closing and the remaining $150,000 is expected to be paid in a year, which is currently recorded in other current assets as of June 30, 2023.

MultiPay business in Colombia

On June 30, 2023, the Company completed the sale of MultiPay business software for a price of approximately $96,000 including VAT, less $20,000 in fixed assets write-off, and recognized approximately $216,000 net gain from the transaction. The gross proceeds is currently recorded in other current assets as of June 30, 2023.

Liquidity and Capital Resources

The Company has approximately $6.0 million of cash on hand and approximately $5.5 million of working capital as of June 30, 2023.

Cash used in operating activities was approximately $4.2 million and $6.5 million in the six months ended June 30, 2023 and 2022, respectively.

Cash flows from investing activities for the six months ended June 30, 2023 was $0 and cash used in investing activities for the six months ended June 30, 2022 was $30,000 for certain fixed assets and intangible assets purchases.

Cash provided by financing activities in the six months ended June 30, 2023 consisted of approximately $6.4 million in proceeds from the sale of common stock, net of offering costs, and $0.5 million initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

Cash provided by financing activities in the six months ended June 30, 2022 consisted of approximately $3.1 million net proceeds from sale of common stock, net of offering costs and approximately $8 million net proceeds from issuance of Convertible Notes.

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

Ukraine

The ongoing war in Ukraine may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore causing uncertainty. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Eastern Europe and Pakistan. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by this conflict could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, as a result of a material weakness discussed below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Material Weakness in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, the Company identified a material weakness in its internal control over financial reporting related to the review of accounting treatment for the Convertible Notes conversion transaction, which occurred during the period. The Convertible Note conversion transaction which gave rise to this issue (See Note 6 “Convertible Notes Payable”) was a complex and infrequent transaction, which requires particular accounting treatment. The correct accounting treatment was not immediately identified by the Company, due to the Company’s limited resources available for advanced technical analysis and advice, similar to other companies of our size. The correct accounting treatment was identified and reflected prior to filing of the quarterly report on Form 10-Q for the quarter ended June 30, 2023 and no previously published financial statements were impacted by this issue.

Our plan to remediate this material weakness is to undertake a review of the Company’s activities during each quarter in order to identify any potential complex accounting matters and then to engage a CPA advisory firm to review the proposed accounting treatment on any complex accounting matters that may arise in the future.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, which discusses a material weakness in our control over financial reporting as of June 30, 2023, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K. We operate in a business environment that is sensitive to political, economic and regulatory uncertainty, including with respect to cybersecurity and infrastructure investment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, the continuing war in Ukraine and inflationary pressures, rising energy prices and increases in interest rates (see “Covid 19” and “Ukraine” above).

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

As disclosed in Item 4 of this Quarterly Report, we had a material weakness in our control over financial reporting as of June 30, 2023.  Management has taken action to implement a plan to remediate the various elements of this material weakness, with immediate effect in relation to the financial statement for the quarter ending September 30, 2023. The remediation plan is to undertake a review of the Company’s activities during each quarter in order to identify any potential complex accounting matters and then to engage a CPA advisory firm to review the proposed accounting treatment on any complex accounting matters that may arise in the future.

If we are unable to appropriately implement and maintain this remediation plan and maintain any other necessary controls currently in place or that we implement in the future and pending such implementation, or if any difficulties are encountered in their implementation or improvement, (1) our management might not be able to certify, and our independent registered public accounting firm might not be able to report on, the adequacy of our internal control over financial reporting, which would cause us to fail to meet our reporting obligations, (2) misstatements in our financial statements may occur that may not be prevented or detected on a timely basis and (3) we may be deemed to have significant deficiencies or material weaknesses, any of which could adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Purchase Agreement

On May 23, 2023, the Company entered into a securities purchase agreement with accredited investors (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a public offering an aggregate of 1,113,809 shares (the “Registered Shares”) of the Company’s common stock and in a concurrent private placement 1,120,351 shares (the “PIPE Shares”) of Common Stock (the “Offering”) at a of $3.664 per share (or $4.00 if the purchaser is a director of the Company). The purchasers under the Purchase Agreement included Stephen J. Garchik (“Garchik”) and four directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

As previously disclosed, Garchik, who is a Holder (as defined below), the collateral agent for the Convertible Notes and a shareholder of the Company, entered into that certain Amended and Restated Facility Agreement, dated March 8, 2023 (the “A&R Facility Agreement”), with the Company and pursuant to the A&R Facility Agreement, loaned $900,000 to the Company on March 9, 2023, pursuant to a promissory note in favor of Garchik (the “Initial Promissory Note”). In the Offering, the Company and Garchik agreed that the Company would offset the purchase price of certain shares that Garchik agreed to purchase pursuant to the Purchase Agreement against the Company’s obligations under, and the cancellation of, the A&R Facility Agreement and the Initial Promissory Note and the related obligations of the Company’s subsidiaries ID Solutions, Inc., FIN Holdings, Inc. and Innovation in Motion, Inc. (the “Guarantors”) under the guaranty that that the Guarantors had entered into as a condition to Garchik lending under the Initial Promissory Note. Accordingly, Garchik agreed that upon the closing of the Offering, the A&R Facility Agreement, the Initial Promissory Note and the Guaranty terminated.

Exchange Agreement

On May 23, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the March 2022 Senior Secured Convertible Notes (the “Convertible Notes”) of the Company (the “Exchange Agreement”), pursuant to which the Company issued 2,380,435 shares (the “Exchange Shares”) of common stock to the Holders in exchange for the Holders’ Convertible Notes principal balance and accrued interest (the “Note Exchange”) at a price of $3.776 per share or $4.12 if the Holder is a director, officer or insider of the Company.

On June 7, 2023, the Company entered into a further Securities Purchase Agreement and Exchange Agreement with an accredited investor pursuant to which the Company agreed to issue and sell 1,154 PIPE Shares at a price of $5.632 per share and issued 2,283 Exchange Shares in exchange for the Holder’s Convertible Note principal balance and accrued interest at a price of $5.80 per share.

The PIPE Shares and the Exchange Shares were offered and sold in reliance upon exemption from the registration requirements under Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Engagement Agreement

On April 20, 2023, the Company entered into an engagement agreement (the “Engagement Agreement”) with Madison Global Partners, LLC (“Madison”), pursuant to which Madison agreed to serve as non-exclusive exclusive placement agent for the issuance and sale of the Registered Shares and the PIPE Shares. The Company paid Madison an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the securities in the Offering, $80,000 cash retainer fee and issued stock purchase warrants (the “Madison Warrants”) to purchase up to 156,712 shares of common stock of the Company at an exercise price of $3.664 per share, which equal to 7.0% of the aggregate number of Shares placed in the Offering. Pursuant to the Engagement Agreement, the Company reimbursed Madison $60,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The Engagement Agreement has indemnity and other customary provisions for transactions of this nature. On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to Madison III, LLC, an affiliate of Madison with a term of 5 years and an exercise price of $3.164 per share.

Director & Executive Officer Stock Option Grants

On June 28, 2023, the Company made a grant of options to each of Messrs. Koehneman and Trelin and to Ms. White to acquire 15,625 shares of common stock and to each of Messrs. Jisser and Thompson to acquire 3,125 shares of common stock. Each such option is at the exercise price of $5.48 per share, exercisable for a period of ten years, vesting over a period of twelve months.

On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share, exercisable for a period of ten years, vesting subject to achievement of performance and service conditions.

On June 28, 2023 the Company made an additional grant of options to Mr. Daguro to acquire 183,125 shares of common stock at an exercise price of $5.48 per share, exercisable for a period of ten years, vesting subject to achievement of performance and service conditions.

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

The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock at $2.64 exercise price previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023 the Company granted additional options to Mr. Szoke to acquire 50,000 shares of common stock at exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions.

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

Executive Retention Agreement – Hang Thi Bich Pham

On May 11, 2023, the Company entered a Retention Agreement with Ms. Pham, pursuant to which we agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated and a release granted in relation thereto.

Nasdaq Notices

On January 25, 2023 the Company received a notice letter from the Listing Qualifications staff of the NASDAQ Stock Market LLC (“Nasdaq”) that it was not in compliance with the Nasdaq Listing Rule 5550(a)(2) that the Company maintain a bid price for the Company’s common stock above $1.00 per share (the “Bid Price Requirement”). On April 4, 2023, the Company received a notice letter from the Listing Qualifications staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) as the Company’s stockholders’ equity of $283,536, as reported on the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1). Further, as of April 3, 2023, the Company did not meet the alternative compliance standards relating to the market value of listed securities, or net income from continuing operations..

Aa result of the closing of the Offering and the Note Exchange in May 2023, the Company’s total stockholder equity is approximately $9.6 million, as reported on the Company’s form 10-Q for the period ended June 30, 2023. On May 30, 2023, the Company received notice from Nasdaq, that Nasdaq Staff has determined, that the Company complies with Rule 5550(b)(1), subject to its review of this quarterly report on Form 10-Q.

As a result of the Reverse Split, the Company received notice on July 24, 2023 from Nasdaq that the Company is now in compliance with the Bid Price Requirement and the matter raised by their letter of January 25, 2023 is now closed.

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

On April 10, 2023 the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176. On June 28, 2023 the Company made an additional grant of options to Mr. Daguro to acquire 183,125 shares of common stock at an exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions.

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

Separation – Thomas Thimot

March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company and is subordinated to the initial advance in the amount of $900,000 made pursuant to the Amended & Restated Facility Agreement entered into as of March 8, 2023 between the Company and Stephen Garchik, as well as to all present and future secured indebtedness of the Company under the Senior Convertible Notes issued by the Company as of March 21, 2022 and pursuant to such Facility Agreement. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,813 shares of common stock at an exercise price of $62.4 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

Garchik Facility Agreement

On March 21, 2022, the Company entered into a Facility Agreement with Stephen J. Garchik, who was and is a shareholder of the Company(“Garchik”), pursuant to which Garchik agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that could be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Original Facility Agreement”). Pursuant to the Original Facility Agreement, the Company paid Garchik a facility commitment fee of 12,500 shares of our common stock (the “Facility Commitment Fee”) upon the effective date of the Original Facility Agreement.

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

On March 9, 2023, pursuant to the A&R Facility Agreement, the Company entered into a promissory note in favor of Garchik, pursuant to which Garchik loaned $900,000 to the Company. At the same time, as a condition to Garchik providing the Amount, certain of the Company’s subsidiaries, ID Solutions, Inc., FIN Holdings, Inc. and Innovation in Motion, Inc. entered into a guaranty of the Initial Promissory Note with Garchik. In connection with the A&R Facility Agreement, on March 9, 2023, the Company and Garchik entered into the Release Agreement, pursuant to which the Company and Garchik mutually agreed to release any and all rights to make a claim against the other and any existing claims against the other arising out of or relating to the Original Facility Agreement.

On May 25, 2023, the Company and Garchik agreed to cancel the Initial Promissory Note, terminate the A&R Facility Agreement and Guaranty and satisfy and offset the outstanding balance of the Initial Promissory Note, plus accrued and unpaid interest in the amount of $929,250 against the purchase price of certain shares of common stock of the Company. All unamortized debt issuance costs related to the Initial Promissory Note and the A&R Facility Agreement were recorded as a reduction of the additional paid in capital. See Note 8 to the unaudited Condensed Consolidated Financial Statements “Shareholders’ Equity”.

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

Resignation of  Annie Pham and Engagement of Edward Sellitto

Annie Pham resigned as Chief Financial Officer effective August 15, 2023. On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. Annie Pham will continue to assist the Company during the transition on a consulting basis.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (19)	Amended & Restated Bylaws as of July 18, 2022
3.3(3)	Certificate of Amendment dated June 1, 2021
3.4 (19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (29)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dates June 26, 2023
4.1 (3)	Form of Stock Option
4.2 (4)	Form of 8.0% Convertible Note
4.3 (5)	Form of 15.0% Convertible Note
4.4 (5)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (6)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (7)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (23)	Description of the Registrant’s Securities
10.1 (3)	Form of Director Agreement
10.2 (3)	Form of Indemnification Agreement
10.5 (9)	2017 Incentive Stock Plan
10.7 (3)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (3)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (3)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (3)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (13)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (13)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (14)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (16)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (15)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (15)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (15)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (15)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (15)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (15)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (17)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (18)	Letter Agreement between Annie Pham and AuthID Inc. dated April 18, 2022
10.24 (21)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (21)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (21)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.27 (21)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (22)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (22)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (22)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (24)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (24)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (26)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (27)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (27)	Engagement Agreement dates as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (27)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (27)**	Form of Exchange Agreement dates as of May 23, 2023 between the Company and certain Holders
10.38 (30)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
14.1 (10)	Code of Ethics
21.1 (25)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain schedules and exhibits to this agreement have been omitted pursuant to Instruction 4 to Item 1.01 of Form 8-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on January 22, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 6, 2017.
(9)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on July 12, 2017.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 1, 2017.
(12)	Incorporated by reference to the Form S-1/A Amendment No. 1 to the S-1 Registration Statement filed with the Securities Exchange Commission on July 16, 2021.
(13)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(14)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(16)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(25)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 13, 2023.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Rhoniel Daguro
Rhoniel A. Daguro
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Hang Thi Bich Pham
Hang Thi Bich Pham
Chief Financial Officer,
(Principal Financial and Accounting Officer)
Dated: August 10, 2023