Form 10-Q
period 2023-09-30
authID Inc.
filed 2023-11-08
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 6, 2023
Common Stock, par value $0.0001	7,874,962 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues, positive cash flow and history of losses,

●	market acceptance of our products and competition;

●	our ability to attract and retain customers for existing and new products;

●	our ability to effectively maintain and update our technology and product and service portfolio;

●	our reliance on third party software and developers;

●	breaches of network or IT security and presentation attacks;

●	our ability to hire and retain key personnel and additional talent;

●	our ability to raise capital under acceptable terms;

●	our ability to maintain listing of our common stock on the Nasdaq Capital Market;

●	our ability to adequately protect our intellectual property, or the loss of some of our intellectual property rights through costly litigation or administrative proceedings;

●	our ability to operate in non-US markets;

●	the impact of the Covid-19 Pandemic;

●	the impact of the wars in Ukraine and the Middle East;

●	stock price and market volatility and the risk of securities litigation;

●	legislation and government regulation; and

●	general economic conditions, inflation and access to capital.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$3,811,014	$3,237,106
Accounts receivable, net	48,832	261,809
Other current assets, net	474,178	729,342
Deferred contract costs	66,300	-
Current assets held for sale	-	118,459
Total current assets	4,400,324	4,346,716

Other Assets	-	250,383
Intangible Assets, net	370,409	566,259
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	-	27,595
Total assets	$8,953,965	$9,374,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$989,538	$1,154,072
Deferred revenue	103,052	81,318
Current liabilities held for sale	-	13,759
Total current liabilities	1,092,590	1,249,149
Non-current Liabilities:
Convertible debt	220,309	7,841,500
Accrued severance liability	325,000	-
Total liabilities	1,637,899	9,090,649

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 7,874,962 and 3,179,789 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	786	318
Additional paid in capital	163,613,111	140,257,448
Accumulated deficit	(156,310,215)	(140,130,159)
Accumulated comprehensive income	12,384	155,929
Total stockholders’ equity	7,316,066	283,536
Total liabilities and stockholders’ equity	$8,953,965	$9,374,185

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
Verified software license	$42,369	$30,023	$114,269	$116,925
Legacy authentication services	1,020	-	4,118	144,559
Total revenues, net	43,389	30,023	118,387	261,484

Operating Expenses:
General and administrative	2,965,344	3,914,432	5,712,303	11,583,798
Research and development	749,705	1,620,492	1,666,638	4,689,515
Depreciation and amortization	60,416	213,049	212,450	673,882
Total operating expenses	3,775,465	5,747,973	7,591,391	16,947,195

Loss from continuing operations	(3,732,076)	(5,717,950)	(7,473,004)	(16,685,711)

Other Income (Expense):
Other income (expense)	29,511	(42,148)	30,671	(38,908)
Interest expense, net	(13,138)	(437,301)	(1,095,320)	(931,205)
Conversion expense	-	-	(7,476,000)	-
Loss on debt extinguishment	-	-	(380,741)	-
Other income (expense), net	16,373	(479,449)	(8,921,390)	(970,113)

Loss from continuing operations before income taxes	(3,715,703)	(6,197,399)	(16,394,394)	(17,655,824)
Income tax benefit (expense)	-	7,052	(3,255)	(1,048)
Loss from continuing operations	(3,715,703)	(6,190,347)	(16,397,649)	(17,656,872)

Gain (loss) from discontinued operations	(1,915)	43,645	1,524	(363,385)
Gain (loss) on sale of discontinued operations	-	(188,247)	216,069	(188,247)
Total gain (loss) from discontinued operations	(1,915)	(144,602)	217,593	(551,632)
Net loss	$(3,717,618)	$(6,334,949)	$(16,180,056)	$(18,208,504)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(0.47)	$(2.00)	$(3.05)	$(5.80)
Discontinued operations	$(0.00)	$(0.05)	$0.04	$(0.18)
Weighted Average Shares Outstanding - Basic and Diluted:	7,874,962	3,102,745	5,376,821	3,044,151

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Loss	$(3,717,618)	$(6,334,949)	$(16,180,056)	$(18,208,504)
Foreign currency translation (loss) gain	12,592	(37,383)	(143,545)	(72,431)
Comprehensive loss	$(3,705,026)	$(6,372,332)	$(16,323,601)	$(18,280,935)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	(22,949)	-	-	(22,949)
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Warrants for services with securities purchase agreement	-	-	438,000	-	-	438,000
Conversion of convertible debt into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,321,293	-	-	6,321,491
Net loss	-	-	-	(16,180,056)	-	(16,180,056)
Foreign currency translation	-	-	-	-	(143,545)	(143,545)
Balances, September 30, 2023	7,874,962	$786	$163,613,111	$(156,310,215)	$12,384	$7,316,066

Balances, June 30, 2023 (as Revised - see Note 8)	7,874,962	$786	$162,155,308	$(152,592,597)	$(208)	$9,563,289
Stock-based compensation	-	-	1,519,952	-	-	1,519,952
Incremental offering costs	-	-	(62,149)	-	-	(62,149)
Net loss	-	-	-	(3,717,618)	-	(3,717,618)
Foreign currency translation	-	-	-	-	12,592	12,592
Balances, September 30, 2023	7,874,962	$786	$163,613,111	$(156,310,215)	$12,384	$7,316,066

Balances, December 31, 2021	2,926,655	$293	$126,583,738	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	6,726,871	-	-	6,726,871
Sale of common stock for cash, net of offering costs	132,940	13	3,146,927	-	-	3,146,940
Common stock issued with convertible debt	3,562	1	91,756	-	-	91,757
Common stock issued for working capital facility	12,500	1	302,999	-	-	303,000
Shares issued in lieu of interest	23,964	2	473,810	-	-	473,812
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	23,139	2	(2)	-	-	-
Cashless warrant exercise	172	-	-	-	-	-
Warrant exercise for cash	4,584	1	66,002	-	-	66,003
Convertible note converted into common stock	1,689	1	49,999	-	-	50,000
Net loss	-	-	-	(18,208,504)	-	(18,208,504)
Foreign currency translation	-	-	-	-	(72,431)	(72,431)
Balances, September 30, 2022	3,129,205	$314	$137,891,574	$(134,108,443)	$139,055	$3,922,500

Balances, June 30, 2022	3,113,580	$311	$135,325,005	$(127,773,494)	$176,438	$7,728,260
Shares issued in lieu of interest	9,352	1	222,804	-	-	222,805
Stock-based compensation	-	-	2,227,764	-	-	2,227,764
Warrant exercise for cash	4,584	1	66,002	-	-	66,003
Convertible note converted into common stock	1,689	1	49,999	-	-	50,000
Net loss	-	-	-	(6,334,949)	-	(6,334,949)
Foreign currency translation	-	-	-	-	(37,383)	(37,383)
Balances, September 30, 2022	3,129,205	$314	$137,891,574	$(134,108,443)	$139,055	$3,922,500

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,180,056)	$(18,208,504)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	212,450	674,836
Provision for doubtful collection of other receivable	150,000	-
Stock-based compensation	(22,949)	6,726,871
Warrants for services with securities purchase agreement	438,000	-
Shares issued in lieu of interest	387,578	473,812
Amortization of debt discounts and issuance costs	693,420	403,244
(Gain) loss from sale of discontinued operation	(216,069)	188,247
Conversion expense	7,476,000	-
Loss on debt extinguishment	380,741	-
Changes in operating assets and liabilities:
Accounts receivable	212,977	(9,234)
Deferred contract costs	(66,300)	-
Other assets	66,676	(161,884)
Accounts payable and accrued expenses	(178,428)	235,050
Deferred revenue	21,734	(102,074)
Other accrued liabilities	290,000	-
Adjustments relating to discontinued operations	110,064	226,586
Net cash flows from operating activities	(6,224,162)	(9,553,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	91,751	146,728
Cash disposed of from the sale of a discontinued operation	-	(299,505)
Purchase of property and equipment - discontinued operations	-	(16,159)
Purchase of property and equipment	-	(7,981)
Purchase of intangible assets	(16,601)	(6,311)
Net cash flows from investing activities	75,150	(183,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	6,321,492	3,146,940
Credit facility drawdown, net of issuance costs	543,760	-
Proceeds from issuance of convertible note payable, net of issuance costs	-	7,992,841
Proceeds from exercise of warrants	-	66,003
Cash paid for working capital facility	-	(300,000)
Payments on notes payable - discontinued operations	-	(1,579)
Principal payments on capital lease obligation - discontinued operations	-	(10,582)
Net cash flows from financing activities	6,865,252	10,893,623

Effect of Foreign Currencies	(145,035)	(78,019)

Net Change in Cash	571,205	1,079,326
Cash, Beginning of the Period	3,237,106	5,767,276
Cash, Beginning of the Period - Discontinued Operations	2,703	270,707
Cash, End of the Period - Discontinued Operations	-	(11,342)
Cash, End of the Period	$3,811,014	$7,105,967

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest - discontinued operations	$364	$8,779
Cash paid for income taxes	$3,255	$2,193
Cash paid for income taxes - discontinued operations	$1,254	$4,493

Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible note payable and accrued interest to common stock	$7,856,011	$6,232,340
Conversion of credit facility borrowings into common stock	$900,000	$-
Warrants for consulting services with the sale of common stock	$438,000	$-
Cashless option and warrant exercises	$-	$67
Settlement of accounts payable with issuance of common stock	$-	$349,376
Reclass from other assets to intangible assets	$-	$8,270

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of September 30, 2023, the Company had an accumulated deficit of approximately $156.3 million. For the three and nine months ended September 30, 2023, the Company earned revenue from continuing operations of approximately $0.04 million and $0.12 million, used approximately $2.1 million and $6.2 million to fund its operations, and incurred a net loss of approximately $3.7 million and $16.2 million, respectively.

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

During the nine months ended September 30, 2023, the Company has secured additional financing of approximately $6.4 million net, which provides funding for its current operations as it continues to invest in its product, people, and technology. Although there is no guarantee, the Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022 because their effect was antidilutive:

Security	2023	2022

Convertible notes payable	8,278	325,188
Warrants	488,018	163,045
Stock options	1,685,570	1,212,202
	2,181,866	1,700,435

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

The Company had contract liabilities of approximately $103,000 and $81,000 as of September 30, 2023 and December 31, 2022 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of September 30, 2023 are expected to be earned over the next twelve months.

Remaining Performance Obligations

As of September 30, 2023, the Company’s Remaining Performance Obligation (RPO) was $1.87 million, of which $0.10 million is held as deferred revenue and $1.77 million is related to other non-cancelable contracted amounts. The Company expects approximately 34% of the RPO to be recognized as revenue in the twelve months ending September 30, 2024 based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Deferred Contract Costs – We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2023:

Deferred
Contract Costs

Carrying Value at December 31, 2022	$-
Additions	66,300
Amortization	-
Carrying Value at September 30, 2023	$66,300

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both quarters ended September 30, 2023 and 2022, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

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

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at September 30, 2023 (unaudited) and December 31, 2022:

	September 30,	December 31,
	2023	2022

Prepaid insurance	$295,188	$244,215
Prepaid third party services	155,052	135,405
Unamortized credit facility fees	-	199,156
Other	23,938	150,566
	$474,178	$729,342

Other assets consisted of the following at September 30, 2023 (unaudited) and December 31, 2022:

	September 30,	December 31,
	2023	2022

Unamortized working capital facility fees	$-	$248,945
Other	-	1,438
	$-	$250,383

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2023 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2022	$435,595	$130,664	$566,259
Acquisition of intangible assets	16,601	-	16,601
Amortization	(200,100)	(12,351)	(212,451)
Carrying Value at September 30, 2023	$252,096	$118,313	$370,409

The following is a summary of intangible assets as of September 30, 2023 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$4,492,872	164,614	$4,657,486
Accumulated amortization	(4,240,776)	(46,301)	(4,287,077)
Carrying Value at September 30, 2023	$252,096	$118,313	$370,409

Amortization expense totaled approximately $212,450 and $642,000 for the nine months ended September 30, 2023, and 2022, respectively.

Future expected amortization of intangible assets is as follows:

2023 (Remainder of the Year)	$51,458
2024	171,414
2025	67,111
2026	19,776
2027	9,776
Thereafter	50,874
$370,409

There is no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of September 30, 2023.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2023 (unaudited) and December 31, 2022:

	September 30,	December 31,
	2023	2022

Trade payables	$426,723	$623,130
Accrued payroll and related obligations	113,494	145,837
Other accrued expenses	449,321	385,105
	$989,538	$1,154,072

On February 14, 2023, the Company’s Board of Directors resolved to implement a revised budget for 2023 in order to reduce expenses and cash requirements and as part of such revised budget decided to re-balance staffing levels to better align with the evolving needs of the Company (the “Labor Reduction Plan”). Under the Labor Reduction Plan, 12 employees and 6 contractors have left the Company. The Company has also given termination notice to certain vendors and contractors that provide services to the Company. For the nine months ended September 30, 2023, the Company incurred approximately $0.8 million of severance expenses, of which $0.4 million was paid and $0.1 million was included in the Accounts payable and accrued expenses and the remaining $0.3 million was accrued for in Other liabilities as a long term liability on the unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.

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

On May 25, 2023, the Company and Garchik agreed to cancel the Initial Promissory Note, terminate the A&R Facility Agreement and Guaranty and satisfy and offset the outstanding balance of the Initial Promissory Note, plus accrued and unpaid interest in the aggregate amount of $929,250 against the purchase price of certain shares of common stock of the Company. See Note 8 “Shareholders’ Equity”. All remaining unamortized debt issuance costs of approximately $381,000 related to the Initial Promissory Note and the A&R Facility Agreement were recorded as a loss on debt extinguishment for the nine months ended September 30, 2023.

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

During the quarter ended September 30, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 1,706 shares of our common stock.

During the quarter ended September 30, 2022, the Company issued 9,335 shares of common stock for approximately $223,000 of interest.

During the nine months ended September 30, 2023 and 2022, the Company issued 103,533 and 23,947 shares of common stock for approximately $358,000 and $474,000 of interest expense, respectively. The number of shares issued to each Note Investor was based on the VWAP of the common stock as of the relevant interest payment date, as defined in the Convertible Notes.

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

See Note 8 “Shareholders’ Equity”.

The following is a summary of the Convertible Notes payable outstanding as of September 30, 2023 (unaudited):

9.75% convertible notes due March 31, 2025	$245,000

less:
Unamortized debt issuance expense	(24,691)
$220,309

Future maturities of Convertible Notes payable as of September 30, 2023:

2025	$245,000
$245,000

NOTE 7 – RELATED PARTY TRANSACTIONS

Convertible Notes Payable

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Ken Jisser converted $100,000 of Convertible Notes payable and accrued interest of $1,463 into 24,628 shares of common stock.

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

See Note 6 “Convertible Notes Payable” and Note 8 “Shareholders’ Equity”.

Issuance of Common Stock

On May 23, 2023, Messrs. Rhoniel Daguro, CEO, Ken Jisser, Michael Thompson, members of the Company’s Board of Directors and Joseph Trelin, the Chairman of the Board, each purchased 12,500 shares of Company’s common stock at a price of $50,000.

Credit Facility

On March 21, 2022 the Company entered into the Original Facility Agreement with Mr. Stephen Garchik, an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which Mr. Garchik agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company agreed to pay Mr. Garchik the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Original Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Original Agreement is repaid in full, the Company agreed to provide for the nomination of one designee specified in writing by Garchik for appointment to our board directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considered himself a “director by deputization”.

As described in Note 5 “Working Capital Facility”, the Original Facility Agreement was amended and restated effective March 8, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

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

On April 25, 2022, Hang Pham and the Company entered an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer with a planned employment date commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. The Company agreed to provide a bonus of 40% of the base salary based on achievement of performance milestones, calculated and payable in accordance with the corporate milestones approved by the Board for the year 2022. For subsequent fiscal years the bonus shall be subject to performance targets to be mutually agreed with the Compensation Committee of the Board. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 with an exercise period of ten years subject to certain performance and market vesting requirements. On May 11, 2023, the Company entered a Retention Agreement with Ms. Pham, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated and a release granted in relation thereto. Ms. Pham resigned as Chief Financial Officer effective August 15, 2023.

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

On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The bonus shall be pro-rated for the year 2023. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

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

Services Agreements

Mr. Ken Jisser joined our Board of Directors on March 9, 2023. Mr. Jisser is the founder and Chief Executive Officer of The Pipeline Group, Inc. (“TPG”), a technology-enabled services company that assists the Company with pipeline generation. On June 6, 2023, the Company entered into a services agreement with TPG. The agreement provides that TPG assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services. In consideration of the services, the Company will pay TPG $47,000 per month during a one-year term. On October 25, 2023 the Agreement was amended to provide for additional services and for the Company to pay TPG $70,000 per month during the remainder of the term.

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

Common Stock

During the nine months ended September 30, 2023, shares of common stock were issued as a result of the following transactions:

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for cash gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount). In addition, the Company recorded approximately $7.5 million of expense on conversion of convertible notes.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility. See Note 6 “Convertible Notes Payable”.

Warrants

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to Madison III, LLC with a term of 5 years and an exercise price of $3.164 per share.

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $3.664 per share.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2023 (unaudited):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life

Outstanding at December 31, 2022	153,683	$36.96	2.21 Years
Granted	344,212	$3.39
Exercised/cancelled	(9,877)	$39.60
	488,018	$13.22	3.94 Years

Stock Options

During the nine months ended September 30, 2023, the Company granted directors a total of 78,125 options at exercise prices ranging from $2.64 to $5.48 per share. During the nine months ended September 30, 2023, the Company granted the Chief Executive Officer 490,000 options at exercise prices ranging from $3.18 to $5.48 per share, the Chief Technology Officer 62,500 options at exercise prices ranging from $2.64 to $5.48 per share and the Chief Financial Officer 50,000 options at an exercise price of $8.87. During the nine months ended September 30, 2023 the Company also granted a total of 75,000 options to certain new employees at an exercise price of $7.36 per share.

During the nine months ended September 30, 2023 the Company agreed to accelerate the vesting of 45,190 options for Annie Pham under her Retention Agreement with exercise prices ranging from $6.32 to $19.28 per share. These accelerated options would not otherwise have vested prior to termination of employment according to their Market and Service conditions. Therefore, the Company recalculated the fair value of these options as of her termination date of August 15, 2023 using the Black Scholes method.

The Company determined the grant date fair value of options granted for the nine months ended September 30, 2023, using the Black Scholes and Monte Carlo Methods, as applicable, with the following assumptions:

Expected volatility	120-124%
Expected term	0.25 - 5 years
Risk free rate	3.52% - 4.36%
Dividend rate	0.00%

Activity related to stock options for the nine months ended September 30, 2023 (unaudited), is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at December 31, 2022	1,291,595	$46.48	6.5	$-
Granted	755,625	$4.81	10.0	$2,218,309
Exercised	-	$-	-	$-
Forfeited/cancelled	(361,650)	$52.80	-	$-
Outstanding as of September 30, 2023	1,685,570	$25.85	6.7	$2,334,011
Exercisable as of September 30, 2023	1,004,499	$44.36	4.9	$876,503

The following table summarizes stock option information as of September 30, 2023 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

Less than or equal $32.00	1,280,216	7.3	709,283
$32.08 - $56.00	17,917	2.7	17,917
$56.08 - $80.00	222,792	6.1	131,820
$80.08 - $127.76	164,645	3.2	145,479
	1,685,570	6.7	1,004,499

During the nine months ended September 30, 2023, the Company recognized approximately ($0.02) million of stock option based compensation expense. As of September 30, 2023, there was approximately $3.2 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2026.

Revision of Prior Period Information

During the review of the Company’s financial statements for the three and nine-month periods ended September 30, 2023, the Company identified errors in the recording of stock-based compensation expense relating to the three months ended March 31, 2023, related to reversing cumulative stock-based compensation recognized on stock awards with market vesting conditions due to Q1 2023 terminations. The Company recorded the following revisions in the nine-month period ended September 30, 2023. The following revisions will also be included to compare the three and six month periods ending March 31 and June 30, 2023 respectively to the 2024 results.

	Three Months Ended March 31, 2023			Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Stock-based Compensation	$837,608	$(3,438,613)	$(2,601,005)	$1,895,712	$(3,438,613)	$(1,542,901)
Operating Expenses	$4,458,022	$(3,438,613)	$1,019,409	$7,254,539	$(3,438,613)	$3,815,926
Loss from Continuing Operations	$(5,220,239)	$3,438,613	$(1,781,626)	$(16,120,559)	$3,438,613	$(12,681,946)
Net Loss	$(5,222,494)	$3,438,613	$(1,783,881)	$(15,901,051)	$3,438,613	$(12,462,438)
APIC	$141,317,627	$(3,438,613)	$137,879,014	$165,593,921	$(3,438,613)	$162,155,308
Accumulated Deficit	$(145,352,653)	$3,438,613	$(141,914,040)	$(156,031,210)	$3,438,613	$(152,592,597)
Total Stockholders’ Equity (Deficit)	$(3,900,576)	$-	$(3,900,576)	$9,563,289	$-	$9,563,289
Net Loss Per Share from Continuing Operations
Basic and Diluted	$(1.61)	$1.06	$(0.55)	$(3.91)	$0.83	$(3.08)

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company evaluated this error and concluded that although the adjustment to certain areas of the statement of operations was quantitatively material, the cumulative effects were qualitatively immaterial and would not have materially impacted a reasonable investor’s opinion of the Company. This is further supported by the fact that the impact would not have been significant in comparison to prior periods and all errors are of a non-cash nature. Therefore, as permitted by SAB 108 and treated under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company revised previously recorded results for the three months ended March 31, 2023 and the six months ended June 30, 2023, to account for the prior period error in this current filing.

As a result, the statement of operations for the three and nine month periods ended September 30, 2023 reflects the revised expenses, loss from continuing operations and net loss.

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

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 was recorded in other current asset, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. While the Company and Cards Plus continue to actively pursue payment of the remaining balance, which is subject to regulatory approval, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account in September 30, 2023 related to this receivable.

MultiPay business in Colombia

The Company exited the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

As of June 30, 2023, all impacted employees had left the Company. MultiPay finalized the sale of the Company’s proprietary software to its major customer on June 30, 2023 for approximately $96,000 of sale consideration. The Company recorded the receivable under the sale in Other current assets, released foreign currency translation gain of approximately $155,000 and recognized a gain of $216,000 from the transaction. This receivable was collected in September 2023.

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

The operations of Cards Plus and MultiPay for the three and nine months ended September 30, 2023 and 2022 on a consolidated basis are below (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Discontinued Operations
Total Revenues, net	$-	$446,643	$29,354	$1,468,199

Operating Expenses:
Cost of Sales	-	145,205	-	665,269
General and administrative	-	276,866	12,268	1,003,003
Impairment loss	-	-	-	143,698
Depreciation and amortization	-	(6,749)	8,066	33,025
Total operating expenses	-	415,322	20,334	1,844,995

Income (Loss) from operations	-	31,321	9,020	(376,796)

Other Income (Expense):
Other income	-	12,792	-	20,821
Interest expense, net	-	-	-	(364)
Other income (expense), net	-	12,792	-	20,457

Loss before income taxes	-	44,113	9,020	(356,339)

Income tax expense	(1,915)	(468)	(7,496)	(7,046)

Income (loss) from discontinued operations	(1,915)	43,645	1,524	(363,385)
Loss (gain) from sale of discontinued operations	-	(188,247)	216,069	(188,247)
Total income (loss) from discontinued operations	$(1,915)	$(144,602)	$217,593	$(551,632)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cards Plus
Total Revenues, net	$-	$380,372	$-	$1,263,672

Operating Expenses:
Cost of Sales	-	145,205	-	665,269
General and administrative	-	21,539	-	412,243
Impairment loss	-	-	-	143,698
Depreciation and amortization	-	(1,482)	-	24,415
Total operating expenses	-	165,262	-	1,245,625

Income (loss) from operations	-	215,110	-	18,047

Other Income (Expense):
Other income	-	2,103	-	8,919
Interest expense, net	-	-	-	(364)
Other income, net	-	2,103	-	8,555

Loss before income taxes	-	217,213	-	26,602

Income tax expense	-	-	-	(4,681)

Income from discontinued operations	-	217,213	-	21,921
Loss from sale of discontinued operations	-	(188,247)		(188,247)
Total Income (Loss) from discontinued operations	$-	$28,966	$-	$(166,326)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
MultiPay
Total Revenues, net	$-	$66,271	$29,354	$204,527

Operating Expenses:
General and administrative	-	255,327	12,268	590,760
Depreciation and amortization	-	(5,267)	8,066	8,610
Total operating expenses	-	250,060	20,334	599,370

Loss from operations	-	(183,789)	9,020	(394,843)

Other Income:
Other income	-	10,689	-	11,902
Other income	-	10,689	-	11,902

Loss before income taxes	-	(173,100)	9,020	(382,941)

Income tax expense	(1,915)	(468)	(7,496)	(2,365)

Income (loss) from discontinued operations	(1,915)	(173,568)	1,524	(385,306)
Gain from sale of discontinued operations	-	-	216,069	-
Total Income (loss) from discontinued operations	$(1,915)	$(173,568)	$217,593	$(385,306)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below (unaudited):

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,524	$(363,385)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	8,067	42,364
Impairment of intangible assets	-	143,701
Changes in operating assets and liabilities:
Accounts receivable	105,194	(14,288)
Other current assets	10,562	186,370
Inventory	-	(78,806)
Accounts payable and accrued expenses	(13,759)	(16,092)
Deferred revenue	-	(36,663)
Adjustments relating to discontinued operations	110,064	226,586
Cash flows from discontinued operations	$111,588	$(136,799)

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

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost is approximately $1,500 per month. The Company did not renew the lease agreement after July 2023 and has no remaining lease agreements as of September 30, 2023.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the nine months ended September 30, 2023 was approximately $8,000. For the nine months ended September 30, 2022, rent expense was approximately $80,000, inclusive of short-term leases of which $13,000 was for continuing operations and $67,000 for discontinued operations.

NOTE 11 – SUBSEQUENT EVENT

Management of the Company has performed a review of all events and transactions occurring after the condensed consolidated balance sheet date and determined there were no events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

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

authID’s products focus on the broad requirement for enabling frictionless commerce by allowing an entity to instantly “Know Who’s Behind the Device”, their customer, employee or their member. Organizations of all descriptions require cost-effective and secure means of growing their business while mitigating identity fraud. We aim to offer our enterprise customers products that can be integrated easily into each of their business and organizational operations, in order to facilitate their adoption and enhance the end user customer experience.

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

authID is dedicated to developing advanced methods of protecting consumer privacy and deploying ethical and socially responsible AI.. We believe that a proactive commitment to ethical AI presents a strong business opportunity for authID and will enable us to bring more accurate products to market more quickly and with less risk to better serve our global user base. Our methods to achieve ethical AI include engaging the users of our products with informed consent, prioritizing the security of our user’s personal information, considering and avoiding potential bias in our algorithms, and monitoring of algorithm performance in our applications.

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

As of September 30, 2023, the Company had an accumulated deficit of approximately $156.3 million. For the nine months ended September 30, 2023, the Company earned revenue of approximately $0.12 million, used $6.2 million to fund its operations, and incurred a net loss from continuing operations of approximately $16.4 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

During the nine months ended September 30, 2023, the Company has secured additional financing of approximately $6.4 million net, which provides funding for its current operations as it continues to invest in its product, people, and technology. Although there is no guarantee, the Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Loss from continuing operations	$(3,715,703)	$(6,190,347)	$(16,397,649)	$(17,656,872)

Addback:

Interest expense, net	13,138	437,301	1,095,320	931,205
Other expense (income)	(29,511)	42,148	(30,671)	38,908
Conversion expense	-	-	7,476,000	-
Loss on debt extinguishment	-	-	380,741	-
Severance cost	22,448	-	850,813	150,000
Depreciation and amortization	60,416	213,049	212,450	673,882
Taxes	-	(7,052)	3,255	1,048
Non-cash recruiting fees	-	-	438,000	-
Stock compensation	1,519,952	2,227,764	(22,949)	6,726,871
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,129,260)	$(3,277,137)	$(5,994,690)	$(9,134,958)

Three and Nine Months Ended September 30, 2023 and September 30, 2022 – Continuing Operations

Revenues, net

During the three and nine months ended September 30, 2023, the Company’s revenues from Verified software licenses were approximately $42,000 and $114,000 compared to approximately $30,000 and $117,000 in the three and nine months ended September 30, 2022.

Legacy authentication services revenues were approximately $1,000 and $4,000, respectively during the three months and nine months ended September 30, 2023 compared to approximately $0 and $145,000, respectively for the three months and nine months ended September 30, 2022. Revenue from Legacy authentication services dropped significantly as the Company phased out older product offerings in 2022.

General and administrative expenses

During the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, general and administrative expense decreased by approximately $0.9 million and $5.9 million principally due to the Company’s Labor Reduction Plan, other cost saving measures resulting in lower headcount costs and lower third party vendors costs.

Research and development expenses

During the three-month and nine-month periods ended September 30, 2023 compared to September 30, 2022, research and development expenses decreased by approximately $0.9 million and $3.0 million as the Company implemented the Labor Reduction Plan, decreased staffing and third party resources.

Depreciation and amortization expense

During the three and nine months ended September 30, 2023 compared to September 30, 2022, depreciation and amortization expense was approximately $0.15 and $0.5 million less as the Company reduced the value of certain legacy business asset values.

Interest expense, net

Interest expense, net includes interest expense, debt issuance and discount amortization expense. Interest expense decreased by approximately $0.4 million during the three-month period ended September 30, 2023 compared to September 30, 2022 principally due to the exchange of Convertible Notes for common stock in May 2023. Interest expense increased by approximately $0.2 million during the nine months ended September 30, 2023 due to the issuance of $9.2 million of Convertible Notes in late March 2022, the majority of which was exchanged for common stock in May 2023.

Loss on debt extinguishment

During the nine months ended September 30, 2023, loss on debt extinguishment increased by approximately $0.4 million due to the write-off of unamortized debt issuance costs related to the Initial Promissory Note as the note balance was capitalized and extinguished in the periods. See Note 5 to the unaudited condensed consolidated financial statements “Working Capital Facility”.

Conversion expense

During the nine months ended September 30, 2023, conversion expense was approximately $7.5 million as a result of the additional shares issued by the Company in exchange for the Convertible Notes, above the number of shares that the Holders would have received upon conversion at the original conversion price under the Convertible Notes. See Note 6 to the unaudited condensed consolidated financial statements “Convertible Notes Payable”.

Three and Nine Months Ended September 30, 2023 and September 30, 2022 – Discontinued Operations

On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia and the Card Plus cards manufacturing and printing business in South Africa.

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus business for a price of $300,000, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. Of the $300,000 gross proceeds, $150,000 was paid on closing and the remaining balance of $150,000 was recorded in other current assets as of September 30, 2023. While the Company and Cards Plus continue to actively pursue payment of the remaining balance, which is subject to regulatory approval, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account in September 30, 2023 related to this receivable.

MultiPay business in Colombia

On June 30, 2023, the Company completed the sale of MultiPay business software for a price of approximately $96,000 including VAT, less $20,000 in fixed assets write-off, and recognized approximately $216,000 net gain from the transaction. The gross proceeds have been collected as of September 30, 2023.

Liquidity and Capital Resources

The Company has approximately $3.8 million of cash on hand and approximately $3.3 million of working capital as of September 30, 2023.

Cash used in operating activities was approximately $6.2 million and $9.6 million in the nine months ended September 30, 2023 and 2022, respectively.

Cash flows from investing activities for the nine months ended September 30, 2023 was approximately $17,000 for purchases of intangible assets and net cash used in investing activities for the nine months ended September 30, 2022 was approximately $183,000 for from cash disposed from sale of a continued operation, net of proceeds received from sale of discontinued operations.

Cash provided by financing activities in the nine months ended September 30, 2023 consisted of approximately $6.3 million in proceeds from the sale of common stock, net of offering costs, and $0.5 million initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

Cash provided by financing activities in the nine months ended September 30, 2022 consisted of approximately $3.1 million net proceeds from sale of common stock, net of offering costs and approximately $8 million net proceeds from issuance of Convertible Notes.

In 2023 and 2024, the Company will need to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. There is no guarantee that such financing will be available, or available on acceptable terms. Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities and technology deployment will require continued investment. We have raised approximately $6.4 million in 2023 (net of offering costs), through equity and debt financing at varying terms, which provides funding for our current operations as the Company continues to invest in its product, people, and technology. In order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Ukraine and the Middle East

The ongoing war in Ukraine and the war recently commenced in the Middle East following the terrorist attack by Hamas, may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore causing uncertainty. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe, including Ukraine. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Eastern Europe and Pakistan. While the continuing impact of these conflicts and the response of the United States and other countries to them by means of trade and economic sanctions, or other actions is still unknown, any disruption of our ability to work with such contractors caused by these conflicts could require the Company to seek alternative sub-contractors at short notice, which may give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the Middle East and the response of the United States and other countries to them by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand, the threat of increased cyber-attacks from Russia or other countries may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situations in Europe and the Middle East unfold, we may see increased volatility in financial markets which may make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available on acceptable terms. All or any of these risks separately, or in combination, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, as a result of a material weakness discussed below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, which discusses a material weakness in our control over financial reporting as of September 30, 2023, and the recent outbreak of war in the Middle East following the terrorist attack by Hamas, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K. We operate in a business environment that is sensitive to political, economic and regulatory uncertainty, including with respect to cybersecurity and infrastructure investment, all of which may also be compounded by any future global impact from the COVID-19 pandemic, the continuing wars in Ukraine and the Middle East and inflationary pressures, rising energy prices and increases in interest rates (see “Covid 19” and “Ukraine and the Middle East” above).

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

As disclosed in Item 4 of this Quarterly Report, we had a material weakness in our control over financial reporting as of September 30, 2023.  Management has taken action to implement a plan to remediate the various elements of this material weakness, with immediate effect in relation to the financial statements for the quarter and nine months ending September 30, 2023. The remediation plan is to undertake a review of the Company’s activities during each quarter in order to identify any potential complex accounting matters and then to engage a CPA advisory firm to review the proposed accounting treatment on any complex accounting matters that may arise in the future. The Company engaged a CPA advisory firm to advise on certain complex accounting matters with respect to the financial statements for the three and nine month periods ending and as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Director & Executive Officer Stock Option Grants

On August 15 , 2023 the Company made a grant of options to Mr. Sellitto to acquire 50,000 shares of common stock at an exercise price of $8.87 per share, exercisable for a period of ten years, vesting subject to achievement of performance and service conditions.

Other Stock Option Grants

During the nine months ended September 30, 2023 the Company also granted a total of 75,000 options to certain new employees at an exercise price of $7.36 per share.

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

As a result of the closing of the Offering and the Note Exchange in May 2023, the Company’s total stockholder equity is approximately $9.6 million, as reported on the Company’s form 10-Q for the period ended June 30, 2023. On May 30, 2023, the Company received notice from Nasdaq, that Nasdaq Staff has determined, that the Company complies with Rule 5550(b)(1), subject to its review of the quarterly report on Form 10-Q for the period ended June 30, 2023.

As a result of the Reverse Split, the Company received notice on July 24, 2023 from Nasdaq that the Company is now in compliance with the Bid Price Requirement and the matter raised by their letter of January 25, 2023 is now closed.

Resignation of Annie Pham and Engagement of Edward Sellitto

Annie Pham resigned as Chief Financial Officer effective August 15, 2023. On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. On August 15 , 2023 the Company made a grant of options to Mr. Sellitto to acquire 50,000 shares of common stock at an exercise price of $8.87 per share, exercisable for a period of ten years, vesting subject to achievement of performance and service conditions. Annie Pham continued to assist the Company for a short period during the transition on a consulting basis.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (14)	Amended & Restated Bylaws as of July 18, 2022
3.3(2)	Certificate of Amendment dated June 1, 2021
3.4 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (18)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.5 (7)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (8)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (8)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (9)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (11)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (10)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (10)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (10)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (10)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (10)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (10)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (12)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (13)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.24 (16)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (16)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (16)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.27 (16)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (17)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (17)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (17)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (19)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (19)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (21)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (22)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (22)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (22)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (22)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.38 (24)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.39 (25)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
14.1*	Code of Ethics
21.1 (20)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain schedules and exhibits to this agreement have been omitted pursuant to Instruction 4 to Item 1.01 of Form 8-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(9)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(18)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Rhoniel Daguro
Rhoniel A. Daguro
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ed Sellitto
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)
Dated: November 8, 2023