Form 10-K
period 2023-12-31
authID Inc.
filed 2024-03-20
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-40747

authID Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2069547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1580 North Logan Street, Suite 660, Unit 51767

Denver, CO 80203

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $40,795,215 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $7.12.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March15, 2024
Common Stock, par value $0.0001	9,450,220 shares
Documents incorporated by reference:	None

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

Reverse Stock Split

On June 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-eight (1-for-8 reverse split (the “Reverse Split”) of the shares of the Company’s common stock. The Reverse Split became effective on July 7, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “AUID”, when the market opened on July 10, 2023. The Reverse Split uthIDted all holders of common stock uniformly. In addition, effective as of the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise prices thereof, as well as to the conversion price under the remaining Convertible Notes. The impact of this change in capital structure has been retroactively applied to all periods presented herein.

ii

PART I

Item 1. Business

Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”) ensures cyber-savvy enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction. Through its easy-to-integrate, patented, biometric identity platform, authID quickly and accurately verifies a user’s identity, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience – delivering identity verification in 700ms. Establishing a biometric root of trust for each user that is bound to their accounts, or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems.

Our Platform

Our VerifiedTM cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification

●	Biometric Identity Authentication

●	Account / Access Recovery

●	FIDO Passkey binding

Biometric Identity Verification

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication

Biometric identity authentication provides any organization with a secure, convenient solution to validate that an individual is the verified account owner for various purposes including passwordless login and performing specific transactions, or functions. The authID Verified product allows users to confirm their identity with their facial biometric by simply taking a selfie on a mobile phone or device of their choosing (as opposed to dedicated hardware). The solution includes a patented audit trail created for each transaction, containing the digitally signed transaction details, with proof of identity authentication and consent.

Account Access and Recovery

authID’s Verified biometric identity authentication solution allows users to recover, via a facial biometric, account access that is lost or blocked due to expired credentials, lockouts, lost or stolen devices, or compromised accounts. Because the account owner’s root of trust is established in the cloud, recovery is independent of any device or hardware. In this way, account recovery is instant, portable, and does not require the presence of or access to a previously provisioned device in order to secure access from a different device.

FIDO Passkey Binding

FIDO Passkey Binding enables enterprises and their users to bind biometrically verified user identities to FIDO2 passkeys, enabling strong authentication for device-based passwordless login and transaction authentication that is tied to a trusted identity. This solution establishes a digital chain of trust between biometrically verified individuals, their accounts, and their devices, thus eliminating passwords and protecting users and systems against fraud attacks.

Key Customer Benefits

Our solution allows our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees, giving the enterprise complete confidence in who is accessing their digital assets.

●	Provide a seamless user experience in terms of speed and self-guided flow, so that even users who are not tech-savvy are easily able to complete the identity verification and authentication processes.

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OIDC connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

Discontinued Operations

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. On June 30, 2023, the Company completed the sale of its legacy payments software by MultiPay. As of December 31, 2022, MultiPay S.A.S., and IDGS S.A.S assets are presented as assets held for sale on the Company’s Consolidated Balance Sheets and their operations together with those of Cards Plus Pty Ltd., presented as discontinued operations in the Consolidated Statements of Operations during the years ended December 31, 2023 and 2022, as they met the criteria for discontinued operations under applicable accounting guidance.

Corporate Information

The Company was incorporated in the State of Delaware on September 21, 2011, and changed our name from Ipsidy Inc. to authID Inc. on July 18, 2022. Our corporate headquarters is located at 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203 and our main phone number is (516) 274-8700. Our website address is www.authid.ai. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K and you should not consider information on our website to be part of this Form 10-K.

Global Market Opportunity

The momentum towards a digital economy in recent years, accompanied by a massive growth in cyberattacks, fraud, and account takeovers are driving the demand for more streamlined and more secure identity verification and authentication. The World Economic Forum estimates digitally enabled platform business models will drive 70% of new economic value created over the next ten years. Yet vast amounts of data have been compromised, and ransomware attacks have cost businesses hundreds of millions in remediation costs, lost revenue and brand equity. MGM Resorts estimated that the cyber-attack reported in September 2023, cost them over $100 million alone. Passwords and device authentication alone no longer provide the security needed to fight today’s rampant cyber-attacks and account takeover schemes.

According to Statista, approximately 480,000 incidents of cyberattacks were reported in the United States in 2022, nearly a 100% increase since 2016. In the 2023 Verizon Data Breach Investigation Report, 83% of 4,000 data breaches studied involved external actors, while 74% of all breaches were attributed to some form of social engineering, stolen credentials, or human error. Verizon also found that Business Email Compromise (BEC) attacks now represent more than 50% of social engineering incidents, having almost doubled in recent years. Further it is predicted that Artificial Intelligence (AI) will almost certainly increase the volume and heighten the impact of cyberattacks over the next two years (NCSC Assessment, Jan 1, 2024).

Financial services, ecommerce, the sharing economy, and healthcare businesses, among other industry verticals, are confronted by the challenges of identifying their customers, patients and beneficiaries with ease and certainty in the digital world. Organizations across all sectors need to control access to their data and applications by their employees. Governments around the world are enacting new data privacy regulations and pushing for stronger authentication methods in commerce, which impose a “call to action” for many of these entities.

These factors have created a hyper-growth market for the identity verification and authentication industry as well as increased buyer demand for integrated identity platforms that can provide a range of identity solutions to address the full authentication lifecycle of the user journey. The demand for Integrated Identity Platforms is estimated to reach a market size of $48 billion in 2023, increasing at a 24.6% CAGR to reach almost $116 billion by 2027 (Forbes Tech Council, June 6, 2023).

Growth Strategy

We orient our business strategy and invest for future growth by focusing on the following key priorities:

●	Drive new customer growth. We intend to continue to build our customer base with a focus on key markets and verticals with the strongest need for high-assurance identity verification and authentication, including highly regulated sectors and organizations with high-risk transactions. This entails targeting less complex, less resource-intensive opportunities, as well as larger, higher revenue-generating brands. We concentrate on enhancing, or complementing legacy platforms as a top-of-funnel, high-assurance provider where appropriate.

●	Accelerate onboarding and usage within our customer base. As we continue to acquire meaningful contracts, we intend to invest in bringing customers live on our platform quickly, ensuring that they realize the benefits of our platform and ramp up their usage, while speeding up time to revenue.

●	Strategically develop our partner network. There are major cybersecurity and identity organizations with which we can partner to expand our customer reach quickly and efficiently. We are identifying and pursuing strategic reseller and similar partner opportunities to complement our direct sales team.

●	Innovate and advance our platform. We intend to continue to invest in research and development and hiring top technical talent to meet the identity proofing and authentication needs of our existing and prospective customers, as well as support new use cases, diversify our product offerings, and continually improve our key differentiators of speed, accuracy, and user experience.

●	Select Acquisitions. As we have done in the past, we intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology capabilities and accelerate growth. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

Sales and Marketing

authID provides its Verified platform based on a subscription and usage-based model, with fees per transaction, enrolled or active users.

We sell our platform primarily through our direct sales team, which consists of inside sales and field sales professionals based in the United States. To power our efforts, we have built a team of subject matter experts in the identity space, and applied a regimented sales execution strategy, allowing us to win against competitors with comparable products but a sub-optimal approach to the market. In the last six months of 2023, our new leadership team significantly expanded our sales force and technical sales support. We also use a premier lead generation service and digital marketing in order to carefully target potential customers and provide qualified leads for our sales representatives to develop.

We also work with channel partners, such as banking infrastructure or cybersecurity providers who provide our services to their customers through reseller arrangements and allow us to broaden our customer reach.

Competition

The market for our service offerings is highly competitive and rapidly evolving. We face competition from a broad range of providers with solutions across the identity management lifecycle, including:

●	Vendors providing identity verification or proofing through both biometric and non-biometric solutions (such as data-based verification using identity proxies, such as DMV records and addresses), both on-premise and cloud-based.

●	Vendors of passwordless identity authentication using device-based and cloud-based biometrics.

●	Larger companies providing identity and access management platforms, adding identity authentication services to their offering at low/no cost.

●	New entrants seeking to develop and market competing technologies.

It is also possible that, as the digital identity market continues to grow and evolve, larger companies with significant resources may increase their presence in the market and develop competing solutions through internal efforts or partnerships with existing players.

Due to our ability to serve both identity verification and authentication needs, as well as the tendency for enterprises to acquire multiple digital identity solutions, we can and often do co-exist with competing products within our customer base.

Research and Development

Our research and development team is responsible for the design, development, testing and quality of our platform as well as any new technologies, features, integrations and improvements. The team includes specialists in software engineering, user experience, quality assurance, product management, infrastructure, and technical writing. Our employees are located primarily in the United States, with additional sub-contractors based in Europe, India and the Caribbean. We intend to continue to invest in our technology to strengthen and expand our platform to stay ahead of our competition and meet the evolving needs of our current and prospective customers.

Intellectual Property

We rely on a combination of patents, trademarks, copyrights, trade secrets and contractual provisions to protect our proprietary technology. For example, we enter into confidentiality and invention assignment agreements with our employees, consultants and other third parties, and control access to software, services, documentation and other proprietary information. We believe the duration of our patents is adequate relative to the expected lives of our service offerings. We also purchase or license technology that we incorporate into our products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms.

Governmental Regulations

Due to the security applications and biometric technology associated with the Company’s products and platforms, the activities and operations of the Company are subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. Expansion of the Company’s activities in areas such as financial services may require government licensing in different jurisdictions and may subject it to additional regulation and oversight.

Data protection legislation in various countries in which the Company does business may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. Several US states have adopted or are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in several class action lawsuits. These regulations could have a significant impact on our business.

Human Capital

As of December 31, 2023, the Company had a total of approximately 22 employees who are located in the United States and Colombia as well as outsourced service providers. There are 17 employees in the United States who provide overall Company strategic, business and technological leadership. Employees in the U.S. receive health benefits on a cost-sharing basis and employees in Colombia are provided the respective Government required benefits.

Subsidiaries

Currently, the Company has four U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., ID Solutions Inc. and authID Gaming Inc. The Company has one subsidiary in Colombia: MultiPay S.A.S. The Company has one subsidiary in the United Kingdom: Ipsidy Enterprises Limited. The Company is the sole shareholder of all its subsidiaries.

Available Information

Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investors.authid.ai as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing.

Recent Developments

On February 15, 2024, Mr. Joe Trelin tendered his resignation as Chairman and a Director of the Company, effective immediately. On February 20, 2024, the board of directors of the Company (the “Board”) accepted his resignation and agreed to vest the unvested portion of an option granted to Mr. Trelin June 28, 2023, amounting to 6,511 shares. The Company is currently in discussions with one or more candidates to be appointed as an additional Independent Director, but no agreement has been reached regarding such appointment at this time. On February 20, 2024, the Board appointed Michael Thompson to the Audit Committee in compliance with Rule 5605(c)(2)(A) of the Nasdaq Rules. See “Subsequent Events” for further information.

Item 1A. Risk Factors

Summary of Risk Factors The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:

●	We have a history of losses and we may not be able to achieve profitability going forward.

●	We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	There can be no assurance that we will successfully commercialize our products that are currently in development or that our existing products will sustain market acceptance.

●	We depend upon key personnel and need additional personnel.

●	Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

●	The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

●	If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

●	We have in the past entered into and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

●	We may have to seek business through a competitive bidding process.

●	We rely in part on third-party software to develop and provide our solutions.

●	We have historically depended upon a small number of large system sales ranging up to $1,500,000 and we may fail to achieve one or more large sales in the future, or fail to successfully transition to new products generating recurring revenues.

●	Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

●	We are exposed to risks in operating in foreign markets, which may make operating in those markets difficult and thereby force us to curtail our business operations.

●	Cyber-attacks, breaches of network or information technology security, presentation attacks, natural disasters, pandemics, or terrorist attacks could have an adverse effect on our business.

●	The War in Ukraine and the Middle East may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

●	Interruptions, delays in service or defects in our systems could impair the delivery of our services and harm our business.

●	Third parties could obtain access to our proprietary information or could independently develop similar technologies.

●	Third parties may assert that we are infringing their intellectual property rights; IP litigation could require us to incur substantial costs even when our efforts are successful.

●	Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

●	We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

●	Government regulation could negatively impact the business.

●	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

●	Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Common Stock less attractive to investors.

●	There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

●	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

●	The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

●	We do not anticipate paying any cash dividends in the foreseeable future.

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $159.5 million as of December 31, 2023 and incurred an operating loss of approximately $19.4 million for the year ended December 31, 2023. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2024. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $8.4 million and approximately $12.8 million for the years ended December 31, 2023 and 2022, respectively. We anticipate that we will continue to have negative cash flows from operating activities through March 31, 2025 as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

We need access to additional financing, which may not be available to us on acceptable terms, or at all. If we cannot access additional financing when we need it and on acceptable terms, our business, prospects, financial condition, operating results and ability to continue as a going concern will be adversely affected. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $15.4 million and $9.6 million net proceeds after expenses in 2023 and 2022, respectively, through equity and debt financing at varying terms.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have a limited operating history and have generated limited revenue. As we look to further expand our existing products it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur additional losses, which may result in a decline in our stock price.

There can be no assurance that we will successfully commercialize our products that are currently in development or that our existing products will sustain market acceptance.

There is no assurance that we will ever successfully commercialize our platform and related solutions or that we will experience market reception for our products in development or increased market reception for our existing products. There is no guarantee that we will be able to successfully implement our new products utilizing the acquired and internally developed technology, products, and customer base. There is no assurance that our existing products or solutions will achieve market acceptance or that our new products or solutions will achieve market acceptance. Further, there can be no guarantee that we will not lose business to our existing or potential new competitors.

We depend upon key personnel and need additional personnel.

On March 23, 2023, Rhon Daguro was appointed as our Chief Executive Officer. Our success depends on the continued services of Mr. Daguro and of certain other members of the current management team. Our executive team is incentivized by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, engineering employees or third- party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

In the past we have closed acquisitions of various companies. We may also pursue select acquisitions in the future. The success of our future growth strategy will depend on our ability to integrate our existing operations, together with any future acquisition of which none are planned at this date. Integrating the operations of our existing business with any future acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our shares may decline as a result. Realizing the benefits of any future acquisition will depend in part on the integration of intellectual property, products, operations, personnel and sales force and the completion of assignments of current and past contracts and rights. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. We may not successfully integrate our existing and acquired operations, and may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks, we could face numerous other risks, including, but not limited to, the following:

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

●	dilution to stockholders resulting from any acquisitions, which are paid for with Company securities;

●	increased costs related to acquired operations and continuing support and development of acquired products;

●	our responsibility for the liabilities of the businesses we acquire;

●	changes in how we are required to account for our acquisitions under accounting principles generally accepted in U.S.;

●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and

●	potential loss of key employees of the companies we acquire.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition, or concurrent acquisitions.

The market for our products is characterized by changing technology, requirements, standards and products, and we may be adversely affected if we do not respond promptly and effectively to these changes.

The market for our verified products is characterized by evolving technologies, changing industry standards, changing political and regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. In addition cyber attack attempts are increasing in number, magnitude, and technical sophistication, and we expect emerging technologies to contribute to the increasing sophistication of attacks and to lead to new threats. For example, threat actors may leverage emerging artificial intelligence (or, AI) technologies to develop new hacking tools and attack vectors, generate deep fake images, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. Our future success will depend on our ability to enhance our existing products and to develop, or acquire and introduce, on a timely and cost-effective basis, new products and product features that counter these new threats, keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

●	we may not be successful in developing and marketing new products or product features that respond to new AI driven cyberattacks, technological change or evolving industry standards;

●	we may experience difficulties that could delay or prevent the successful development, or acquisition, introduction and marketing of these new products and features; or

●	our new products and product features may not adequately meet the requirements of the marketplace and achieve market acceptance.

If we are unable to respond promptly and effectively to new cybersecurity threats and attacks, changing technologies and market requirements, we will be unable to compete effectively in the future.

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

We have in the past entered into and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

Most contracts with governments or with state or local agencies or municipalities, or Governmental Contracts, are awarded through a competitive bidding process, and some of the business that we expect to seek in the future will likely be subject to a competitive bidding process (See “We may have to seek business through a competitive bidding process” below).

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

Additionally, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws in the United States and elsewhere that prohibit improper payments or offers of payments to United States’, or foreign governments and their officials and political parties for the purpose of obtaining or retaining business. Our activities in the United States and elsewhere create the risk of unauthorized payments or offers of payments by one of our employees, contractors or customers that could be in violation of various laws, including the FCPA, even though these parties are not always subject to our control. We have implemented safeguards to discourage these practices by our employees, consultants and customers. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or customers may engage in conduct for which we might be held responsible. Violations of the FCPA or similar laws may result in severe criminal or civil sanctions and we may be subject to other liabilities, which could adversely affect our business, financial condition and results of operations.

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

We may have to seek business through a competitive bidding process.

Competitive bidding, whether for contracts with governments or with private enterprises, presents a number of risks, including:

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

If we are unable to win particular contracts that are awarded through the competitive bidding process, we will incur expenses associated with such competitive bidding and may not be able to operate in the market for the products and services that are provided under those contracts for a number of years.

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

We have historically depended upon a small number of large system sales ranging up to $1,500,000 and we may fail to successfully transition to new products generating recurring revenues.

Historically, we have derived a substantial portion of our revenues from a small number of sales of large, relatively expensive systems, typically ranging in price up to $1,500,000. We have changed the product set of the business to eliminate system sales and have developed a new range of software as a service (SaaS) based products and solutions, which are in a lower price range and intended to generate recurring revenue from a large number of customers. We have invested heavily in developing and launching such products but there is no guarantee that such efforts will be successful and that a satisfactory return on such investment will be achieved. We are still endeavoring to enter into multi-year contracts for our new products with minimum commitments ranging in price from $50,000 to $1,800,000 and we may, or may not, be successful in achieving such sales. Accordingly, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, substantial sales (whether measured in commitment volumes, or number of contracts) will occur in a given year, nor when (if at all), or at what rate the ramp in sales of new products will occur. As a result, we believe that quarter-to-quarter comparisons of our sales are not a good indication of our future performance. In some future quarters, our sales may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

Most of our revenues historically to date are attributable to sales and business operations in jurisdictions other than the United States. Although we are now focusing our efforts in generating more United States based revenues, we continue to pursue international sales, in particular in Europe. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	trade restrictions;

●	export duties and tariffs;

●	export regulations or restrictions including sanctions;

●	local Data Privacy and other regulations

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles;

●	increased collection risks; and

●	impact of the Coronavirus or other pandemics;

●	impact of wars and terrorism

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

Cyber-attacks, breaches of network or information technology security, presentation attacks, natural disasters, pandemics or terrorist attacks could have an adverse effect on our business.

Cyber-attacks or other breaches of network or information technology (IT) security, natural disasters, pandemics such as Covid-19, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, presentation attacks to biometric data capture systems, including deep fakes and other threats developed by use of AI driven technologies, malware, computer viruses and other means of unauthorized access. While we regularly review our security policies, protocols, controls and systems to determine their effectiveness for detection and prevention of such attacks, and to make improvements and fix any known vulnerabilities where necessary, new means and methods for such attacks are constantly being developed by bad actors, facilitated by the easy access to generative AI and we may not become aware of such new attacks or vulnerabilities prior to being subject to such an attack. There is no guarantee that we can prevent all such attacks, even if we become aware of their potential. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyber-attacks or other cyber incidents that we are aware of which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

For us to further penetrate the marketplace, the marketplace must be confident that we provide effective security protection for governmental and other secured identification documents and other personally identifiable information or protected personal information, or PII. Although we are not aware that we have experienced any act of sabotage or unauthorized access by a third party of our software or technology to date, if an actual or perceived breach of security occurs in our internal systems or those of our customers, regardless of whether we caused the breach, it could adversely affect the market’s perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners, thereby causing our revenues to decline. If we or our customers were to experience a breach of our internal systems, our business could be severely harmed by adversely affecting the market’s perception of our products and services.

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

War in Ukraine and the Middle East may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

The war in Ukraine and the Middle East may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support from those regions. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, and Latin America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the Middle East and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand, the threat of increased cyber-attacks from multiple threat actors, including state-sponsored organizations may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe and the Middle East unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our officers and directors and the holders of at least 5% of the outstanding shares of the Company currently beneficially own approximately 19.6% of our outstanding Common Stock, and 24.4% on a fully diluted basis assuming the exercise of both vested and unvested options and warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Common Stock or prevent stockholders from realizing a premium over the market price for their Shares.

We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

The market for our service offerings is highly competitive and rapidly evolving. We face competition from a broad range of providers with solutions across the identity management lifecycle, including:

●	Vendors providing identity verification or proofing through both biometric and non-biometric solutions (such as data-based verification using identity proxies, such as DMV records and addresses), both on-premise and cloud-based.

●	Vendors of passwordless identity authentication using device-based and cloud-based biometrics.

●	Larger companies providing identity and access management platforms, adding identity authentication services to their offering at low/no cost.

●	New entrants seeking to develop and market competing technologies.

It is also possible that, as the digital identity market continues to grow and evolve, larger companies with significant resources may increase their presence in the market and develop competing solutions through internal efforts or partnerships with existing players.

Due to our ability to serve both identity verification and authentication needs, as well as the tendency for enterprises to acquire multiple digital identity solutions, we can and often do co-exist with competing products within our customer base.

The resources available to our competitors to develop new products and introduce them into the marketplace exceed the resources currently available to us. Some of our competitors have longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share. As a result, our competitors may be able to compete more aggressively and sustain that competition over a longer period of time that we can. This intense competitive environment may require us to make changes in our products, pricing, licensing, services, distribution, or marketing to develop a market position. Each of these competitors has the potential to capture market share in our target markets, which could have an adverse effect on our position in our industry and on our business and operating results.

Government regulation could negatively impact the business.

We do not have or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company does business (including Colombia and the United Kingdom) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. To the extent that our business is based on Governmental Contracts, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. As indicated in, “We are exposed to risks in operating in foreign markets” above, the imposition of sanctions on particular countries, entities or individuals would prevent us from doing business with such countries, entities or individuals. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

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

We are required to comply with stringent, complex, and evolving laws, rules, regulations, and standards in many jurisdictions, as well as contractual obligations, relating to cybersecurity and data privacy. Our compliance efforts are complicated by the fact that these requirements and obligations may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with applicable laws, rules, regulations, standards, certifications, or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, or transfer of personal information, may result in outcomes such as: requirements to modify or cease certain operations or practices; the expenditure of substantial costs, time, and other resources; proceedings or actions against us; legal liability; governmental investigations; enforcement actions; claims; fines; judgments; awards; penalties; sanctions; and potentially costly litigation (including class actions).

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act. We are also subject to the corporate governance and other listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). Maintaining compliance with these rules and regulations, particularly after we cease to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

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

As disclosed in our previous filings, we had a material weakness in our control over financial reporting starting with the quarter ended June 30, 2023.  Management has taken action to remediate the various elements of this material weakness, with immediate effect in relation to the financial statements for the year ending December 31, 2023. We remediated this material weakness and put in place a process to undertake an ongoing review of the Company’s activities during each quarter to identify the potential complex accounting matters and if necessary to engage a professional CPA advisory firm to review the proposed accounting treatment on these complex accounting matters that may arise in the future.

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

We cannot assure you that we will be able to comply with the continuing listing requirements that we are required to meet in order to maintain a listing of our Common Stock on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum bid price requirement, or the minimum stockholder’s equity requirement, the Nasdaq Capital Market may take steps to de-list our Common Stock. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair our stockholders’ ability to sell or purchase our Common Stock when they wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.

Specifically, on January 25, 2023, the Company received a notice letter from the Listing Qualifications staff of the Nasdaq that it was not in compliance with the Nasdaq Listing Rule 5550(a)(2) that the Company maintain a bid price for the Company’s common stock above $1.00 per share (“Bid Price Requirement”). On April 4, 2023, the Company received a notice letter from the Listing Qualifications staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) as the Company’s stockholders’ equity was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1). Further, as of April 3, 2023, the Company did not meet the alternative compliance standards relating to the market value of listed securities, or net income from continuing operations. As a result of the Company’s fund-raising activities in May 2023, the Company’s total stockholder equity was approximately $9.6 million, as reported on the Company’s Form 10-Q for the period ended June 30, 2023. On May 30, 2023, the Company received notice from Nasdaq, that Nasdaq Staff had determined, that the Company complied with Rule 5550(b)(1). As a result of the 1-for-8 reverse stock split that the Company undertook in July 2023, the Company received notice on July 24, 2023 from Nasdaq that the Company was in compliance with the Bid Price Requirement and the matter raised by their letter of January 25, 2023 was closed.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, including sales by our executive officers, directors and significant stockholders could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended December 31, 2023, the closing price of our common stock ranged from $2.40 to $141.44. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on the price of our stock, many of which we cannot control, include but are not limited to:

●	our announcements or our competitors’ announcements of technological innovations;

●	actual or anticipated quarterly variations in operating results;

●	variance in our financial performance from our own financial guidance, or from expectations of securities analysts;

●	changes in our product pricing policies or those of our competitors;

●	our involvement in claims of infringement of intellectual property rights or other litigation;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in our growth rate or our competitors’ growth rates;

●	developments regarding our patents or proprietary rights or those of our competitors;

●	our inability to raise additional capital as needed;

●	changes in financial markets or general economic conditions, or in market valuations of other technology companies;

●	short sales, hedging and other derivative transactions and short selling campaigns involving our capital stock;

●	sales of stock by the Company, or members of our management team or Board or significant stockholders; and

●	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber criminals are becoming more sophisticated and effective every day, and they are increasingly targeting companies similar to ours operating in the technology, software and identification space. All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data customers and other stakeholders entrust to us a top priority. Our Board of directors and our management are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments to maintain the security of our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective to prevent cyberattack incidents. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, providing modifications or replacements to our products and services, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in cyberattack volume, frequency, and sophistication. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that as of the date of this Annual Report on Form 10-K, risks from prior cybersecurity threats, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are based on frameworks established by the International Organization for Standardization, specifically ISO/IEC 27001:2013 and other applicable industry standards. We have established comprehensive Information Security Management Systems (“ISMS”) policies, which are independently reviewed and audited annually for conformity and effectiveness under ISO/IEC 27001. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders, including a member of the Board meet at least monthly in our Security Steering Committee (the “Security Committee”) to develop strategies for preserving the confidentiality, integrity and availability of our company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in a timely manner.

Risk Assessment

At least annually, we conduct a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities, and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board and members of management. Risk assessment is integral to all engineering, business and operational decisions and in addition to the annual reviews, is an ongoing effort, as circumstances and facts arise.

Self Audit

At least annually we conduct a self-audit of our information security management systems (“ISMS”), in order to identify if there is any non-conformance with our ISMS policies and procedures. The results of the self-audit are reported to our Steering Committee and our external auditor for ISO/IEC 27001 compliance.

Technical Safeguards

We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address — and guide our employees, management and the Board on — our response to a cybersecurity incident.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding and contract renewal. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We regularly remind employees of the importance of handling and protecting customer and employee data, including through regular privacy and security training and testing to enhance employee awareness of how to detect and respond to cybersecurity threats.

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external independent auditors. These assessments include a variety of activities including information security assessments, audits and independent reviews of our ISMS, control environment and operating effectiveness. For example, in 2022 and 2023, we conducted independent audits to assess our ISMS against the ISO/IEC 27001:2013 standard and received certification of compliance with the standard. In 2022 we also undertook independent testing to achieve conformance with ISO 30107-3 Level 1 and 2 for Presentation Attack Detection (PAD), for our Bioweb server and Verified dashboard. We also undertake regular penetration testing of our systems. The results of significant assessments are reported to management and the Board. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

Governance

Board Oversight

Our Board, in coordination with the Security Committee, oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation, and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Security Committee directly oversees our cybersecurity program. The Board receives periodic updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents.

Management’s Role

Our Chief Technology Officer (“CTO”), Senior Vice President of Engineering (“SVP-Engineering”), Data Engineering and Security Director and General Counsel have primary responsibility for assessing and managing material cybersecurity risks and are members of management’s Security Committee, which is a governing body that drives alignment on security decisions across our company. The Security Committee meets monthly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

Our CTO has served in various roles in information technology and information security for over 35 years, which have covered operations management experience in Government Security, Identity Access Management and SaaS solutions industries. Our SVP-Engineering has over 30 years of experience in software development and engineering, starting in the U.S. Marine Corps. Our Data Engineering and Security Director has over 10 years experience in information technology, with a focus on data engineering and information security. Our General Counsel has over 12 years of experience managing risks, including risks arising from cybersecurity threats, at several publicly-traded technology companies.

Item 2. Properties

The Company’s Headquarters are now located 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203. This is a virtual office address, we do not have any physical offices and all employees work remotely.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the Nasdaq Market (ticker symbol AUID) for each quarter for the years ended December 31, 2023 and 2022 were as follows:

Quarter Ended	High	Low
March 31, 2022	$114.64	$22.64
June 30, 2022	$36.40	$12.00
September 30, 2022	$26.96	$15.12
December 31, 2022	$23.92	$4.58
March 31, 2023	$5.84	$2.40
June 30, 2023	$7.12	$2.80
September 30, 2023	$10.96	$6.43
December 31, 2023	$9.94	$5.78

Holders of our Common Stock

As of March 15, 2024, there were approximately 147 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2023

Plan	Number of Securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for issuance under equity compensation plans (excluding) securities reflected in first column)
Equity compensation plans approved by security holders - 2017 Incentive Stock Plan	434,539	36.33	-

Equity compensation plans approved by security holders - 2021 Equity Incentive Plan	863,701	7.14	17,003

Equity compensation plans not approved by security holders	498,501	42.69	185,000

The Company has adopted the authID Inc. 2017 Incentive Stock Plan and the 2021 Equity Incentive Plan. The Company has also authorized the grant of options to purchase up to 185,000 shares common stock by way of inducement grants to new employees under Nasdaq Rule 5635(c) (“Inducement Grants”). The Company has no other equity incentive plans in effect as of December 31, 2023.

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

The 2017 Incentive Plan initially authorized Awards over 604,167 shares of common stock and at the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 312,500 shares allocated to the 2017 Incentive Plan. No further awards may be made under the 2017 Incentive Plan. The 2021 Plan initially authorized Awards over 156,250 shares as well as (a) the balance of the shares which were not allocated to awards under the 2017 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. At the Annual Meeting of Stockholders held on June 26, 2023, the stockholders approved and ratified an increase of 362,500 shares to the 2021 Plan. All plans are administered by the Compensation Committee.

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

Any option granted under any of the Plans must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The Plans further provide that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each Plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors may adjust (a) the number of shares (i) reserved under the Plan and available for awards, (ii) covered by outstanding awards, (b) the exercise prices related to outstanding awards and (c) the appropriate Fair Market value and other price determinations for any awards in order to give effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the Plan, there is no maximum or minimum number of shares as to which Award may be granted to any person.

On December 21, 2023, the Compensation Committee approved the grant of options to purchase up to 185,000 shares common stock by way of Inducement Grants to new employees, that the Company expected to hire commencing January 2024. The grants are to be Non-ISO’s and the terms of the Inducement Grants shall be contained in an agreement between the participant and the Company and such terms shall be consistent with the Awards issued under the 2021 Plan.

The Company filed a Registration Statement on Form S-8 on November 12, 2021, with respect to the 2017 Incentive Plan and all outstanding Awards set forth in the above table. The Company filed a further Registration Statement on Form S-8 on February 1, 2022, with respect to the 2021 Plan.

Unregistered Sales of Equity Securities

Securities Purchase Agreement

Between May 23 and June 7, 2023, the Company entered into a securities purchase agreement with accredited investors (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a public offering an aggregate of 1,113,828 shares (the “Registered Shares”) of the Company’s common stock and in a concurrent private placement 1,121,482 shares (the “PIPE Shares”) of Common Stock (the “Offering”) at a price between $3.664 and $5.632 per share (or $4.00 if the purchaser is a director of the Company). The purchasers under the Purchase Agreement included Stephen J. Garchik (“Garchik”) and four directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

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

Exchange Agreement

Between May 23 and June 7, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the March 2022 Senior Secured Convertible Notes (the “Convertible Notes”) of the Company (the “Exchange Agreement”), pursuant to which the Company issued 2,382,700 shares (the “Exchange Shares”) of common stock to the Holders in exchange for the Holders’ Convertible Notes principal balance and accrued interest (the “Note Exchange”) at a price between $3.776 and $5.80 per share or $4.12 if the Holder is a director, officer or insider of the Company.

Engagement Agreements

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

On November 3, 2023, the Company entered into a further engagement agreement (the “November Engagement Agreement”) with Madison, pursuant to which Madison agreed to serve as non-exclusive exclusive placement agent for the issuance and sale in a public offering of an aggregate of 1,574,990 shares (the “November Registered Shares”). The Company paid Madison an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the November Registered Shares, $80,000 cash retainer fee and issued stock purchase warrants (the “November Madison Warrants”) to purchase up to 110,249 shares of common stock of the Company with a term of 5 years at an exercise price of $6.00 per share, which equal to 7.0% of the aggregate number of Shares placed in the Offering. Pursuant to the November Engagement Agreement, the Company reimbursed Madison $60,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The November Engagement Agreement has indemnity and other customary provisions for transactions of this nature.

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

On August 15, 2023, the Company made a grant of options to Mr. Sellitto to acquire 50,000 shares of common stock at an exercise price of $8.87 per share, exercisable for a period of ten years, vesting subject to achievement of performance and service conditions.

On December 21, 2023, the Company granted Mr. Szoke and Mr. Sellitto options to acquire 5,000 and 7,000 shares of common stock, respectively, at an exercise price of $9.25 per share, exercisable for a period of ten years, vesting over twelve months.

Other Stock Option Grants

During the year ended December 31, 2023, the Company also granted a total of 100,000 options to certain new employees at exercise prices ranging from $6.13 per share to $9.85 per share.

March 2022 Private Placement

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $29.60 per share. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 3,563 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 132,940 shares of our common stock at prices of $24.24 per share for an outside investor and $29.60 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million. Additionally, the Company entered into a Credit Facility with an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Credit Facility. Pursuant to the Credit Facility, the Company agreed to pay the Lender the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Facility Agreement. The gross proceeds of the sale of the Convertible Notes and the PIPE were used to pay the expenses of those offerings and to provide working capital for the Company.

Miscellaneous

During the year ended December 31, 2022, the Company issued approximately 42,463 shares of common stock pursuant to exercises of common stock warrants and options. The Company also issued 59,981 shares of common stock in lieu of interest payments for the Convertible Notes. During the year ended December 31, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 1,690 and 17 shares of our common stock, respectively.

On March 21, 2022, the Company issued 17,837 common stock warrants in connection with Subscription Agreements and Convertible Notes referenced above with a term of five years and exercise price of $29,60 per share.

All the offers and sales of securities listed above were made to accredited investors. The issuance of the above securities is exempt from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Item 6. Reserved.

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

Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”) ensures cyber-savvy enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction. Through its easy-to-integrate, patented, biometric identity platform, authID quickly and accurately verifies a user’s identity, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience – delivering identity verification in 700ms. Establishing a biometric root of trust for each user that is bound to their accounts, or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems.

Our Platform

Our VerifiedTM cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification

●	Biometric Identity Authentication

●	Account / Access Recovery

●	FIDO Passkey binding

Biometric Identity Verification

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication

Biometric identity authentication provides any organization with a secure, convenient solution to validate that an individual is the verified account owner for various purposes including passwordless login and performing specific transactions, or functions. The authID Verified product allows users to confirm their identity with their facial biometric by simply taking a selfie on a mobile phone or device of their choosing (as opposed to dedicated hardware). The solution includes a patented audit trail created for each transaction, containing the digitally signed transaction details, with proof of identity authentication and consent.

Account Access and Recovery

authID’s Verified biometric identity authentication solution allows users to recover, via a facial biometric, account access that is lost or blocked due to expired credentials, lockouts, lost or stolen devices, or compromised accounts. Because the account owner’s root of trust is established in the cloud, recovery is independent of any device or hardware. In this way, account recovery is instant, portable, and does not require the presence of or access to a previously provisioned device in order to secure access from a different device.

FIDO Passkey Binding

FIDO Passkey Binding enables enterprises and their users to bind biometrically verified user identities to FIDO2 passkeys, enabling strong authentication for device-based passwordless login and transaction authentication that is tied to a trusted identity. This solution establishes a digital chain of trust between biometrically verified individuals, their accounts, and their devices, thus eliminating passwords and protecting users and systems against fraud attacks.

Key Customer Benefits

Our solution allows our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees, giving the enterprise complete confidence in who is accessing their digital assets

●	Provide a seamless user experience in terms of speed and self-guided flow, so that even users who are not tech-savvy are easily able to complete the identity verification and authentication processes

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OIDC connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

Discontinued Operations

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. On June 30, 2023, the Company completed the sale of its legacy payments software by MultiPay. As of December 31, 2022, MultiPay S.A.S., and IDGS S.A.S assets are presented as assets held for sale on the Company’s Consolidated Balance Sheets and their operations together with those of Cards Plus Pty Ltd., presented as discontinued operations in the Consolidated Statements of Operations during the years ended December 31, 2023 and 2022, as they met the criteria for discontinued operations under applicable accounting guidance.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity verification and authentication markets, as well as expanding digital transformation efforts across a wide range of market segments. These trends include:

●	growing concerns over identity theft, fraud and account takeover, resulting from the acceleration of digital transformation, for example online shopping and remote working and the growth in AI assisted fraud;

●	the growth in the sharing economy; and

●	the increase in electronic payments and alternative money transfer solutions provided by both bank and non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction.

Our results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth in our revenue from those products. The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue.

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers through our direct salesforce, channel partners and by expanding into new markets and innovation. If we are successful in these efforts, we would expect our revenue to continue to grow.

Going Concern

The Company’s consolidated financial statements included in this Annual Report have been prepared in accordance with U.S. GAAP assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of December 31, 2023, the Company had an accumulated deficit of approximately $159.5 million. For the year ended December 31, 2023, the Company earned revenue of approximately $0.19 million, used $8.4 million to fund its operations, and incurred a net loss from continuing operations of approximately $19.6 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

As discussed in “Liquidity and Capital Resources” below, the Company secured additional financing during 2023 which provides funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Subsequent Events

On February 15, 2024, Mr. Joe Trelin tendered his resignation as Chairman and a Director of the Company, effective immediately. On February 20, 2024, the board of directors of the Company (the “Board”) accepted his resignation and agreed to vest the unvested portion of an option granted to Mr. Trelin June 28, 2023, amounting to 6,511 shares.

Pursuant to Rule 5605(b)(1) of the Rules of the Nasdaq Stock Market, (“Nasdaq”), a majority of the Board must be comprised of Independent Directors as defined in Rule 5605(a)(2). As a result of Mr. Trelin’s resignation, the Board currently consists of six directors of which three are considered Independent Directors. The Company is currently in discussions with one or more candidates to be appointed as an additional Independent Director, but no agreement has been reached regarding such appointment at this time. Pursuant to Rule 5605(b)(1)(A), the Company has a cure period, within which to restore the majority of Independent Directors, expiring on the earlier of the date of the next Annual Meeting or one year from the date of the vacancy (subject to a minimum period of 180 days from the date of the vacancy).

On February 20, 2024, the Board appointed Michael Thompson to the Audit Committee in compliance with Rule 5605(c)(2)(A) of the Nasdaq Rules.

Related Party Transactions

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline.  The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. These services and their contracted pricing has been evaluated by Management based on historical experience with similar providers and determined to be priced at fair, market rates. On October 25, 2023, and on December 19, 2023, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $98,000 per month during the remainder of the initial one-year term ending in June 2024. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

The Company has entered into various investment, credit and funding agreements with Mr. Stephen Garchik, which are summarized in the following paragraphs. Mr. Garchik is now a holder of more than 10% of the issued and outstanding common stock of the Company. Mr. Garchik’s financial support for the Company has been a material factor in the continued operation of the Company over the period covered by this Annual Report and its current financial position. Full details of these transactions are set forth in Item 13 “Certain Relationships and Related Transactions and Director Independence” and in Note 8 “Related Party Transactions” to the Audited Consolidated Financial Statements of the Company as of and for the years ended December 31, 2022 and 2023, which are exhibited hereto (the “Consolidated Financial Statements”).

On March 21, 2022 the Company entered into the Original Facility Agreement with Mr. Garchik, pursuant to which Mr. Garchik agreed to provide a $10.0 million unsecured standby line of credit facility. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considered himself a “director by deputization”.

As described in Note 6 “Working Capital Facility”, to the Consolidated Financial Statements, the Original Facility Agreement was amended and restated effective March 8, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, and an initial advance of $900,000 was made. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company. On May 25, 2023, the Company and Mr. Garchik agreed to terminate the A&R Facility Agreement and satisfied and offset the outstanding balance of the Note and accrued interest in the amount of $929,250 with the purchase price of 253,617 shares of common stock. In addition, Mr. Garchik invested a further $1,000,000 on the same date. The purchase price of the shares issued in these two transactions was the same as the purchase price paid by all other investors (who were not directors) in the same round and was the Nasdaq Official Closing Price in effect on the date of the transaction.

Further, On May 23, 2023, pursuant to an Exchange Agreement, Mr. Garchik, exchanged a Convertible Note and accrued interest in the amount of $1,014,625 for 268,705 shares of common stock. The price of the shares issued to Mr. Garchik under the Exchange Agreement was the same as the purchase price paid by all other investors (who were not directors) pursuant to the Exchange Agreement and was the Nasdaq Official Closing Price in effect on the date of the transaction. As a result of such exchange, the issuance of shares in satisfaction of the Credit Facility and the purchase of additional shares of common stock as referenced above (See Note 9 “Shareholders’ Equity” to the Consolidated Financial Statements), Mr. Garchik is now a holder of more than 10% of the outstanding shares of the Company’s common stock.

On November 20, 2023, Mr. Garchik, purchased 166,667 shares of Company’s common stock at a price of $1,000,000. The purchase price of the shares issued in this transaction was the same as the purchase price paid by all other investors in the same round and was higher than the Nasdaq Official Closing Price in effect on the date of the transaction.

As further described in Item 13 “Certain Relationships and Related Transactions and Director Independence” and in Note 8 “Related Party Transactions” to the Consolidated Financial Statements, the Company has entered into various equity investments and employment agreements with Directors and Officers of the Company.

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

During the year ended December 31, 2023 and 2022, the Company’s projection and assessment did not indicate that an impairment charge was required as its fair value was in excess of carrying value.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For both employee and non-employee awards, the fair market value of each stock option award is estimated on the date of grant using the Black-Scholes and/or Monte-Carlo valuation models as appropriate that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of the Company’s stock and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived based on exercise history. We continually monitor exercise activity from the date of grant and consider our short history and certain stock price growth during various periods to determine if expected term should be modified. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The Company accounts for forfeitures of employee awards as they occur.

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

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options) and (6) certain other items management believes affect the comparability of operating results. Other items included the following:

●	Conversion expense of $7.5 million in 2023 and $0 in 2022

●	Severance cost of $0.9 million in 2023 and $0.2 million in 2022

●	Impairment loss of $0 in 2023 and $1.1 million in 2022

●	Loss on debt extinguishment of $0.4 million in 2023 and $0 in 2022

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

Reconciliation of Net Loss From Continuing Operations to Adjusted EBITDA Continuing Operations

	For the Year Ended December 31,
	2023	2022

Loss from continuing operations	$(19,617,969)	$(23,675,310)

Addback:

Interest expense	1,108,458	1,359,954
Other expense (income)	(98,230)	37,221
Conversion expense	7,476,000	-
Loss on debt extinguishment	380,741	-
Severance cost	855,279	150,000
Depreciation and amortization	255,858	749,900
Non-Cash recruiting fees	438,000	-
Impairment losses	-	1,101,867
Taxes	2,864	7,670
Stock compensation	487,398	8,870,168

Adjusted EBITDA continuing operations (Non-GAAP)	$(8,711,601)	$(11,398,530)

The decrease in Adjusted EBITDA Loss From Continuing Operations in 2023 compared to 2022 is principally due to cost saving measures taken in 2023 resulting in lower headcount costs and lower third-party vendors costs. Additionally, a significant reduction in stock option expense is related to the reversal of the charge associated with unvested performance-based grants when certain senior level executives departed the organization in 2023 and was offset by one-time expenses related to the conversion of convertible debt to equity.

Results of Operations and Financial Condition for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022 – Continuing Operations

Revenues, net

During the year ended December 31, 2023, the Company revenues from Verified software license were approximately $186,000 compared to approximately $157,000 for the year ended December 31, 2022. Verified software license revenue increased as we acquired new customers.

During the year ended December 31, 2023, Legacy authentication services revenues were approximately $4,000 compared to approximately $371,000 for the year ended December 31, 2022. Revenue from Legacy authentication services dropped significantly due to one large customer, that decommissioned a legacy product offering in 2022 and another large customer that had a one-off order in 2022.

General and administrative expenses

During the year ended December 31, 2023, general and administrative expenses decreased by approximately $6.8 million compared to the year ended December 31, 2022, principally due to lower stock-based compensation expenses as well as the Company’s cost saving measures resulting in lower headcount costs and lower third-party vendor costs.

Research and development expenses

During the year ended December 31, 2023, research and development expenses decreased by approximately $3.5 million compared to the year ended December 31, 2022, principally due to lower stock-based compensation expenses as well as the Company’s cost saving measures resulting in lower headcount costs and lower third-party vendor costs.

Depreciation and amortization expense

During the year ended December 31, 2023, depreciation and amortization decreased by approximately $0.5 million compared to the year ended December 31, 2022, as the Company reduced the value of certain legacy business assets in 2022.

Interest expense

Interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022 decreased by $0.3 million, principally due to the exchange of Convertible Notes for common stock in May 2023.

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

Cards Plus business in South Africa

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 was recorded in other current asset, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. While the Company and Cards Plus continue to actively pursue payment of the remaining balance of $150,000, which is subject to regulatory approval, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account during the 3 months ending September 30, 2023 related to the collection of the receivable.

MultiPay business in Colombia

The Company exited the MultiPay business in Colombia but still maintains an authID customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified product.

In June 2023, MultiPay finalized the sale of the Company’s proprietary software to its major customer for approximately $96,000. As a result, the Company recognized a gain of approximately $216,000 which included the release of a foreign currency translation gain of approximately $155,000.

The financial statements of Cards Plus and MultiPay had been classified as discontinued operations as of December 31, 2023 and 2022, under generally accepted accounting principles.

Ukraine & Middle East

The war in Ukraine and the Middle East may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support from those regions. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, and Latin America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

The uncertainty impacting and potential interruption in energy and other supply chains resulting from military hostilities in Europe and the Middle East and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions, may give rise to increases in costs of goods and services generally and may impact the market for our products as prospective customers reconsider additional capital expenditure, or other investment plans until the situation becomes clearer. On the other hand, the threat of increased cyber-attacks from multiple threat actors, including state-sponsored organizations may prompt enterprises to adopt additional security measures such as those offered by the Company.

For so long as the hostilities continue and perhaps even thereafter as the situation in Europe and the Middle East unfolds, we may see increased volatility in financial markets and a flight to safety by investors, which may impact our stock price and make it more difficult for the Company to raise additional capital at the time when it needs to do so, or for financing to be available upon acceptable terms. All or any of these risks separately, or in combination could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Macro-Economic Conditions

The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. The continuing wars in Ukraine and the Middle East, inflationary pressures, rising energy prices and increases in interest rates have impacted the United States and other major economies and have created uncertainty regarding a possible recession. As a result, many businesses, especially in the technology sector have made significant cut-backs in expenditure, including reductions in force and investment freezes. Our sales and results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth of our revenue from those products.

Liquidity and Capital Resources

As of December 31, 2023, current assets were $10.9 million and current liabilities outstanding amounted to $1.7 million which resulted in net working capital of $9.2 million.

Net cash used by operating activities was $8.4 million for the year ended December 31, 2023 compared to $12.8 million in 2022. Cash used in operations for 2023 and 2022 was primarily the result of funding the business operations as the Company invested in people and product. However, the Company’s cost savings measures reduced the year over year levels.

Net cash generated/(used) in investing activities in 2023 and 2022 was approximately $75,000 and ($182,000) as the Company received proceeds from the sale of its discontinued businesses.

Net cash provided by financing activities for 2023 was approximately $15.4 million, compared to $10.2 million in 2022. Cash provided by financing activities in 2023 consisted primarily of the net proceeds from the sale of common stock in May 2023 and November 2023 and a $0.5 million initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

In 2024, the Company will continue to be opportunistic and judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities and technology deployment will require continued investment.

The Company projects that the current and past investments in technology and systems will lead to revenue expansion thereby reducing liquidity needs. However, to further implement its business plan and satisfy its working capital requirements, the Company will need to raise more capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all. We expect that we will need additional funding in the 4th quarter of 2024.

There is no guarantee that our current business plan will not change, and because of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan. As a result of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

Description of Indebtedness

As described in Item 1A, (Risk Factors) the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing in 2023 and 2022 from the sale of equity and convertible notes.

As of December 31, 2023, the Company has a series of Senior Secured Convertible Notes outstanding for approximately $0.25 million due in March 2025.

See Notes 6 and 7 of the Consolidated Financial Statements for additional information associated with the credit facility and convertible notes payable.

Equity Financing

See Note 9 of the Consolidated Financial Statements for additional information associated with equity financing in 2023 and 2022.

2023 Common Stock Transactions

●	Between May 23 and June 7, 2023, the Company entered into a securities purchase agreement with accredited investors (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a public offering an aggregate of 1,113,828 shares (the “Registered Shares”) of the Company’s common stock and in a concurrent private placement 1,121,482 shares (the “PIPE Shares”) of Common Stock (the “May 2023 Offering”) at a per share price between $3.664 and $5.632 per share (or $4.00 if the purchaser is a director of the Company). The purchasers under the Purchase Agreement included Garchik and four directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

●	On May 23, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	Between May 23 and June 7, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the March 2022 Senior Secured Convertible Notes (the “Convertible Notes”) of the Company (the “Exchange Agreement”), pursuant to which the Company issued 2,348,347 shares (the “Exchange Shares”) of common stock to the Holders in exchange for the Holders’ Convertible Notes (the “Note Exchange”) at a per share price between $3.776 and $5.80 per share (or $4.12 if the Holder is a director, officer or insider of the Company.

●	On November 20, 2023, authID Inc. (the “Company”) entered into a securities purchase agreement with accredited investors (the “November Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a registered offering (the “November Offering”) an aggregate of 1,574,990 shares of the Company’s common stock at a per share price of $6.00. The purchasers under the November Purchase Agreement included Stephen J. Garchik and three directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility.

2022 Common Stock Transactions

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 132,940 shares of our common stock at prices of $24.24 per share for an outside investor and $29.60 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued a total of 3,562 shares of our common stock to the Note Investors as an additional origination fee.

●	On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide the Company a $10.0 million unsecured standby letter of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 12,500 shares of our common stock with a fair market value of $24.24 per share upon the effective date of the Credit Facility.

●	During the year ended December 31, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 1,690 and 17 shares of our common stock, respectively.

●	During the year ended December 31, 2022, the Company issued 59,981 shares of common stock for approximately $696,000 of interest related to the Convertible Notes. See Note 9 for details.

●	Certain warrant, stock option and convertible note holders exercised their respective warrants and stock options and conversion right and were issued approximately 44,152 shares of our common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2023, the Company had the following contractual obligations.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Convertible Notes Payable	$245,000	$-	$245,000	$-	$-
Long Term Severance	325,000	-	325,000	-	$-
	$570,000	$-	$570,000	$-	$-

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCOAB ID 00677), are set forth on pages F-1 through F-31 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Material Weakness in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, the Company identified a material weakness in its internal control over financial reporting related to the review of accounting treatment for the Convertible Notes exchange. The Convertible Note exchange transaction which gave rise to this issue (See Note 7 “Convertible Notes Payable”) was a complex and infrequent transaction, which required particular accounting treatment. The correct accounting treatment was not immediately identified by the Company, due to the Company’s limited resources available for advanced technical analysis and advice, similar to other companies of our size. The correct accounting treatment was identified and reflected prior to filing of the quarterly report on Form 10-Q for the quarter ended June 30, 2023 and no previously published financial statements were impacted by this issue.

We remediated this material weakness and put in place a process to undertake an ongoing review of the Company’s activities during each quarter to identify the potential complex accounting matters and, if necessary, to engage a professional certified public accounting advisory firm to review the proposed accounting treatment on these complex accounting matters that may arise in the future.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the last fiscal year, there have been no changes except as noted above in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Rhoniel A. Daguro	49	Director and Chief Executive Officer

Edward C. Sellitto	39	Chief Financial Officer

Thomas R. Szoke	59	Director, Chief Technology Officer

Ken Jisser	46	Director

Michael L. Koehneman*(1)(2)	63	Director

Michael C. Thompson(1)(2)(3)	63	Director

Jacqueline L. White*(1)(3)	59	Director

*	denotes Committee Chair

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

Rhoniel A. Daguro

Mr. Daguro joined our company as a director on March 9, 2023 and was appointed CEO on March 23, 2023. He has over 20 years of sales, marketing, technology, and venture capital experience. He has built multiple profitable software and professional services firms. Most recently, from 2018 to 2022, he served as the Chief Revenue Officer of Socure Inc. Prior to that, Mr. Daguro held various executive sales positions with Persistent Systems, Hortonworks, and Oracle.

Edward C. Sellitto

Mr. Sellitto joined authID as Chief Financial Officer of the Company on August 15, 2023. Mr. Sellitto has over 15 years of experience in Financial Management and Revenue Operations roles supporting a wide range of industries and company sizes, from startups to Fortune 100 organizations. Most recently, from December 2022 through present, he served as Vice President, Revenue Operations at Zero Hash, a Digital Asset-as-a-Service infrastructure provider. From February 2022 through December 2022, Mr. Sellitto served as the Head of Go-To-Market Financial Planning and Analysis for Sprinklr (NYSE: CXM) and at various roles including Director – Sales Operations and VP – Revenue Operations with Socure from May 2019 through February 2022. Further, from 2018 to 2019, Mr. Sellitto served as the Director – Sales Operations for SmartSource Rentals. Ed holds an MBA in Corporate Finance and Strategy from the Stern School of Business at New York University.

Thomas R. Szoke

Mr. Thomas Szoke is a co-founder of authID and has over 35 years of executive management, solutions engineering, and operations management experience in Government Security, Identity Access Management and SaaS solutions industries. He rejoined the Company as a Director on March 9, 2023 and in April 2023 became the Company’s Chief Technology Officer. Mr. Szoke previously served as a Director and the Company’s Chief Solutions Architect and has held several other executive positions since its inception, from 2013 through 2021. He has also expanded the Company’s market presence and product portfolio through technological innovation and global strategic partnerships. Mr. Szoke has been issued several US and international patents focused on identity solutions and has pioneered the concept and development of different product lines for the Company including its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform. From 2021 to 2023, he was an independent consultant for the Company and others.

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

Jacqueline L. White

Ms. White joined our company as a Director on June 9, 2021. Ms. White has been a leader in enterprise technology software and IT consulting for the past 25 years. Ms. White has held global positions at SAP, Oracle, and Accenture, always leading diverse, high performing organizations around the world. In May 2023 Ms. White became President of i2C Inc, which operates a global payments and digital banking platform. Prior to that, Ms. White joined the Executive Management Team of Temenos AG (Six: TEMN), a company specializing in enterprise software for banks and financial services, as the President of the Americas Region in January 2021. Ms. White led the Banking & Capital Markets line of business of DXC Technology Co. (NYSE: DXC) as Senior Vice President and Practice Lead from September 2019 to January 2021. From January 2018 through September 2019, Ms. White served as the Chief Revenue Officer of Saltstack, a VM Ware Company, and from January 2015 through January 2018 as Global Senior Vice President Global FSI Consulting for SAP (NYSE: SAP). Prior to joining SAP, Ms. White held various positions with Accenture Services Pvt. Ltd., Oracle, BearingPoint and Novell. Ms. White was named by Utah Business Magazine as “Top Executives to Watch” in July 2020. Ms. White received a BA in Comparative Literature from Brigham Young University and a Leadership Certificate from Boston University.

Board & Committees

Board meetings during calendar year ended 2023

During 2023, the Board of Directors held fourteen meetings as well as committee meetings, as outlined below and meetings of the Special Committee and Pricing Committee that were formed for the purposes of approval of the separate funding transactions in May and November 2023. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served, apart from one meeting which one director was not able to attend. The Board also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Board has designated the Chair of the Committee as the “audit committee financial expert” as defined by the SEC. During 2023, the Audit Committee held five meetings. The Committee also approved certain actions by unanimous written consent.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on our which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2023, the Compensation Committee held three meetings and also approved certain actions by unanimous written consent.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2023, the Governance Committee held one meeting.

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

Except as set forth below, during the year ended December 31, 2023, there have been no material  changes to the procedures by which security holders may recommend nominees to our board of directors.

Effective March 8, 2023 the Original Facility Agreement with Mr. Garchik was amended and restated by virtue of the A&R Facility Agreement. Pursuant to that amendment Garchik’s right to designate a person for nomination as a director under the Original Facility Agreement was terminated. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company. Thereafter, no security holder had or has any contractual right to recommend or designate nominees to our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2023 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

SUMMARY COMPENSATION TABLE

					Non-Equity	All
				Option	Incentive Plan	Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Title	Year	($)	($)	($)	($)	($)	($)
Rhoniel Daguro	2023	310,769	225,000	1,185,100	-	8,000	1,728,869
CEO (1)	2022	-	-	-	-	-	-

Thomas Thimot	2023	76,458	-	-	-	327,167	403,625
Former CEO (2)	2022	325,000		-	-	5,253	330,253

Thomas Szoke	2023	188,490	140,833	221,145	-	5,234	555,702
Chief Solutions Architect and Former Director (3)	2022	-	-	-	-	-	-

Edward Sellitto	2023	94,712	57,123	315,303	-	2,188	469,326
CFO (4)	2022	-	-	-	-	-	-

Hang Thi Bich Pham	2023	171,875	-	-	-	303,840	475,715
CFO (5)	2022	147,019	25,000	768,170	-	3,025	943,214

(1)	Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Daguro has earned a bonus of $225,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of Mr. Daguro’s stock options was $1,185,100. Mr. Daguro has not exercised or realized a gain on his vested stock options as of the date of this report’s submission. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2023.

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

Additionally, Mr. Daguro prior to being appointed as Chief Executive Officer received $2,000 for Director’s Compensation in 2023.

(2)	Mr. Thomas Thimot was hired as Chief Executive Officer on June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021, which was finally determined to be $75,000 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. The Compensation Committee approved a bonus of $75,000 for 2021 on January 25, 2022. Additionally, Mr. Thimot was granted an option to acquire 150,000 shares of common stock at an exercise price of $62.40 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The grant date fair market value of Mr. Thimot’s stock options was $5,272,000. Mr. Thimot has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation besides Mr. Thimot’s separation benefits is primarily the Company’s 401(k) match for the fiscal year 2023 and 2022. Mr. Thimot resigned as CEO on March 6, 2023, which became effective on his successor’s appointment on March 23, 2023.

On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,812 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

(3)	Thomas R. Szoke, a director of the Company agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Szoke has earned a bonus of $120,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. The grant date fair market value of the two option grants was $182,000. Additionally, on December 21, 2023, the Company granted Mr. Szoke options to acquire 5,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $39,145.

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

Additionally, Mr. Szoke prior to being appointed as Chief Executive Officer received $4,000 for Director’s Compensation in 2023.

(4)	Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The target bonus was pro-rated for the 2023 year and is $57,123. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The grant date fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause. Additionally, on December 21, 2023, the Company granted Mr. Selitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $54,803. Mr. Selitto has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2023.

(5)	Ms. Pham was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and will earn an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The grant date fair market value of Ms. Pham’s stock options was $722,750. In December 2022, Ms. Pham was granted an option to purchase 7,500 shares of common stock at an exercise price of $6.32 per share for a term of ten years which will vest over one year period at the aggregate grant date fair market value of $45,000. Mr. Pham has not exercised or realized a gain on her vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2023. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost of $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto. Ms. Pham resigned on August 15, 2023.

The above references for stock option grants should be read with Note 9 of the Notes to Financial Statements – Stockholder’s Equity – Stock Option Issuances.

On October 6, 2023, the Board adopted the Company’s Policy for the Recovery of Erroneously Awarded Compensation, in accordance with Nasdaq Rule 5608 (“Clawback Policy”). The Clawback Policy provides for the reasonably prompt recovery by the Company of Incentive Based Compensation paid to a Covered Person (an executive officer and certain other specified senior employees), to the extent erroneously awarded, following an Accounting Restatement by the Company. The Clawback Policy applies to all Incentive Based Compensation paid after the date of adoption of the Clawback Policy. (All capitalized terms in this paragraph are as defined in the Clawback Policy). The foregoing description of the Clawback Policy is not complete and is qualified in its entirety by reference to the full text of the Clawback Policy which was filed as an exhibit to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and is incorporated by reference herein.

Other than the 401(k) retirement plan which allows employer match of 100% of up to 3% employee 401(k) payroll contribution and 50% of 3%-5% employee 401(k) payroll contribution, the Company currently has no other retirement, pension, or profit-sharing plan covering its officers and directors. The Company provides medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees cost. (See “Executive Agreements” below.)

Grant of Plan-Based Awards

During the calendar year ended December 31, 2023, the following grants were made to named executive officers:

●	The Company granted to Mr. Daguro stock options to acquire 490,000 shares of common stock that vest upon the achievement of performance and service conditions. See above for additional disclosure.

●	The Company granted to Mr. Szoke stock options to acquire 62,500 shares of common stock that vest upon the achievement of performance and service conditions. Additionally, the Company granted Mr. Szoke stock options to acquire 5,000 shares of common stock that vest upon the achievement of service conditions over twelve months. See above for additional disclosure.

●	The Company granted to Mr. Sellitto stock options to acquire 50,000 shares of common stock that vest upon the achievement of performance and service conditions. Additionally, the Company granted Mr. Sellitto stock options to acquire 7,000 shares of common stock that vest upon the achievement of service conditions over twelve months. See above for additional disclosure.

During the calendar year ended December 31, 2022, the following grants were made to named executive officers:

●	The Company granted Ms. Pham stock options to acquire 43,750 shares of common stock which half vest monthly over four years and the balance is subject to certain performance vesting requirements. Ms. Pham was granted stock options to acquire an additional 7,500 shares of common stock that vest over one year.

There were no other grants of plan-based awards or common stock options, to other named executive officers during the years ended December 31, 2023, and December 31, 2022.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2023.

			Plan Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Executive Officer
Rhon Daguro	144,354	162,521	-	3.18	4/10/33
Rhon Daguro	66,125	117,000	-	5.48	6/28/33
Thomas Szoke	41,667	-	-	108.00	9/25/25
Thomas Szoke	4,167	-	-	57.60	5/5/31
Thomas Szoke	4,513	7,987	-	2.64	3/14/33
Thomas Szoke	18,052	31,948	-	5.48	6/28/33
Thomas Szoke	-	5,000	-	9.25	12/21/33
Thomas Thimot	32,812	-	-	62.40	3/23/27
Edward Sellitto	5,552	44,448	-	8.87	8/15/33
Edward Sellitto	-	7,000	-	9.25	12/21/33
Hang Thi Bich Pham	43,750	-	-	19.28	8/15/27
Hang Thi Bich Pham	7,500	-	-	6.32	8/15/27

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2023 by any named executive officers

Compensation of Directors

		Cash Compensation	Option Awards	Total
	Year	($)	($)	($)
Joe Trelin	2023	26,500	73,000	99,500
Former Chairman of the Board	2022	14,000	270,000	284,000

Michael Koehneman	2023	37,500	73,000	110,500
Board Member	2022	16,000	90,000	106,000

Jacqueline White	2023	37,500	73,000	110,500
Board Member	2022	17,500	90,000	107,500

Michael Thompson	2023	10,000	42,000	52,000
Board Member	2022	-	-	-

Ken Jisser	2023	10,000	42,000	52,000
Board Member	2022	-	-	-

Philip Kumnick	2023	20,000	-	20,000
Former Chairman of the Board, CEO and President	2022	15,500	90,000	105,500

Philip Broenniman	2023	16,000	-	16,000
Former Board Member and President	2022	11,000	90,000	101,000

Michael Gorriz	2023	14,000	-	14,000
Board Member	2022	15,000	90,000	105,000

Neepa Patel	2023	17,500	-	17,500
Board Member	2022	16,000	90,000	106,000

In May 2022, the Board approved that the compensation policy for non-employee directors be amended as follows:

●	For attendance at each Board or Committee meeting of the Company, each director, who is not a committee chair, shall receive the sum of $2,000.

●	For attendance at each Board or Committee meeting of the Company, each director, who is a committee chair shall receive the sum of $2,500.

●	For attendance at each Board or Committee meeting of the Company, which lasts more than 2 hours, in lieu of the above sums, each director shall receive the sum of $1,000 per hour duration of such meeting.

●	When Board and Committee meetings are held on the same day, the meetings shall be treated as a single meeting for the purpose of determining compensation.

●	Payment shall be made quarterly in arrear in the month following completion of each fiscal quarter commencing July 2022 for the 2nd quarter of 2022.

In May 2023, the Board approved that the compensation policy for non-employee directors be amended as follows:

●	That cash compensation payable to each non-employee Director of $2,000 per meeting (or $2,500 per meeting for Committee chairs) be limited to one meeting per quarter, regardless of the number of meetings actually attended; and

●	That with respect to the year awards to be made following the 2023 Annual Meeting, each non-employee director be awarded options to purchase 15,625 shares of Common Stock (“Shares”) for the current year, to be granted following the Annual Meeting (and subject to the stockholder approval of the proposal to increase the shares allocated to the 2021 Plan), provided that those Directors who had already received a grant of 12,500 shares should only receive an additional 3,125 shares, each option vesting over 12 months.

Executive Employment Agreements

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Daguro has earned a bonus of $225,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

Mr. Thimot, the former Chief Executive Officer resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023. On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,813 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

Mr. Thomas Thimot, became employed by the Company as Chief Executive Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot earned an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 150,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements.

Thomas R. Szoke, a director of the Company agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Szoke has earned a bonus of $120,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. The aggregate grant date fair market value of the option grants was $182,000.

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

Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The target bonus was pro-rated for the 2023 year and is $57,123. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

Ms. Pham, the former Chief Financial Officer was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham resigned on August 15, 2023.  Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and earned an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair market value of Ms. Pham’s stock options was $722,750. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of authID’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of March 15, 2024, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers and Directors
Rhoniel A. Daguro	Director, CEO	279,916	(2)	2.9%
Thomas R. Szoke	Director, CTO	133,741	(3)	1.4%
Michael C. Thompson	Director	69,027	(4)	*
Ken Jisser	Director	40,579	(5)	*
Michael L. Koehneman	Director	27,985	(6)	*
Jacqueline L. White	Director	26,485	(7)	*
Edward Sellitto	CFO	13,437	(8)	*
Total Officers and Directors		591,170		6.2%
5% Stockholders
Stephen J. Garchik	Stockholder	1,320,933	(9)	14.0%
Philip R. Broenniman	Stockholder	609,311	(10)	6.4%

Total Officers, Directors and 5% Stockholders		2,521,414		26.6%

*	Represents less than 1% of the Company’s issued and outstanding shares of common stock.

(1)	Applicable percentage ownership is based on 9,450,220 shares of common stock outstanding as of March 15, 2024. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the reference date of this table are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Options or warrants which are not vested, or expected to be vested as of May 14, 2024, are referenced in the footnotes below for the sake of completeness, but are not included in the figures in the above table.

(2)	Includes (i) 20,833 shares of common stock, (ii) a stock option to purchase 306,875 shares of common stock at an exercise price of $3.176 vesting subject to achievement of performance and service conditions, and (iii) a stock option to purchase 183,125 shares of common stock at an exercise price of $5.48 vesting subject to achievement of performance and service conditions. A total of 259,083 of the stock options will be vested as of May 14, 2024.

(3)	Includes (i) 45,625 shares of common stock, (ii) 12,500 shares of common stock held by Mrs. Szoke, (iii) a stock option to acquire 41,667 shares of common stock at an exercise price of $108.00 per share, (iv) a stock option to acquire 4,166 shares of common stock at an exercise price of $57.60 per share, (v) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share vesting subject to achievement of performance and service conditions, (vi) a stock option to acquire 50,000 shares of common stock at an exercise price of $5.48 per share vesting subject to achievement of performance and service conditions, and (vii) a stock option to acquire 5,000 shares of common stock at an exercise price of $9.25 per share which vest over 12 months. A total of 75,616 of the stock options will be vested as of May 14, 2024.

(4)	Includes (i) 66,423 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share which vest over a three-year period after each Annual Meeting subject to continued service, and (iii) a stock option to acquire 3,125 shares of common stock at an exercise price of $5.48 per share which vest over 12 months. A total of 2,604 of the stock options will be vested as of May 14, 2024.

(5)	Includes (i) 37,975 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share which vest over a three-year period after each Annual Meeting subject to continued service, and (iii) a stock option to acquire 3,125 shares of common stock at an exercise price of $5.48 per share which vest over 12 months. A total of 2,604 of the stock options will be vested as of May 14, 2024.

(6)	Includes (i) 1,471 shares of common stock, (ii) 29 shares of common stock held by Mrs. Koehneman, (iii) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (iv) a stock option to acquire 1,280 shares of common stock at $121.28 per share, (v) a stock option to acquire 4,371 shares of common stock at $24.24 per share, and (vi) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share which vest over 12 months. A total of 26,485 of the stock options will be vested as of May 14, 2024.

(7)	Includes (i) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (ii) a stock option to acquire 1,280 shares of common stock at $121.28 per share, and (iii) a stock option to acquire 4,371 shares of common stock at $24.24 per share, and (iv) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share which vest over 12 months. A total of 26,485 of the stock options will be vested as of May 14, 2024.

(8)	Includes (i) an option to purchase 50,000 shares of common stock at an exercise price of $8.87 vesting subject to achievement of performance and service conditions, and (ii) a stock option to acquire 7,000 shares of common stock at an exercise price of $9.25 per share which vest over 12 months. A total of 13,437 of the stock options will be vested as of May 14, 2024.

(9)	Includes (i) 1,140,596 shares of common stock held by Mr. Garchik personally, (ii) 20,834 shares of common stock held by the Garchik 2019 Irrevocable Trust (“2019 Trust”) of which Mr. Garchik is a trustee and beneficiary, (iii) 1,459 shares of common stock held by Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, (iv) 147,627 shares of common stock held by the Marla Garchik 2020 Irrevocable Trust (the “2020 Trust”) of which Mr. Garchik is a beneficiary, and (v) a common stock purchase warrant to acquire 10,417 shares of common stock at $36.00 per share held by the 2019 Trust.

(10)	Includes (i) 79,889 shares of common stock, (ii) a stock option to purchase 69,445 shares of common stock at a price of $16.80 per share, (iii) a stock option to purchase 47,917 shares of common stock at a price of $57.60 per share which vest upon meeting performance criteria. The performance criteria have not been met as of March 15, 2024 and the options are not expected to be vested by May 14, 2024 (iv) common stock purchase warrants to acquire 1,094 shares of common stock at $21.12 per share, and (v) 458,883 shares of common stock held by Varana Capital Focused L.P. (“VCFLP”). Mr. Broenniman is the Managing Partner of Varana Capital, LLC, which, in turn, is the investment manager of and has dispositive control over the shares held by VCFLP. By virtue of these relationships, in addition to the shares he holds personally, Mr. Broenniman may be deemed to beneficially own the shares held by VCFLP.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review the board has determined that there are four independent directors, including all the members of the Audit, Compensation and Governance Committees.

Sale of Common Stock

On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and two directors and an executive officer of the Company, and, pursuant to the Subscription Agreements, those directors and officer invested a total of approximately $0.2 million to purchase shares common stock.

On May 23, 2023, Messrs. Rhoniel Daguro, CEO, Ken Jisser, Michael Thompson, members of the Company’s Board of Directors and Joseph Trelin, the Chairman of the Board, each purchased 12,500 shares of the Company’s common stock at a price of $50,000.

On November 20, 2023, Messrs. Rhoniel Daguro, CEO and Director, and Joseph Trelin, the Chairman of the Board, each purchased 8,333 shares of the Company’s common stock at a price of $50,000. Michael Thompson, also a Director purchased 16,667 shares of Company’s common stock at a price of $100,000. Stephen Garchik, a holder of more than 10% of the outstanding shares of the Company’s common stock, purchased 166,667 shares of Company’s common stock at a price of $1,000,000.

Credit Facility

On March 21, 2022 the Company entered into a facility agreement (the “Original Facility Agreement”) with Mr. Stephen Garchik, an accredited investor, who is both a shareholder of the Company and was a Convertible Note Investor, pursuant to which Mr. Garchik agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes and may be drawn down in several tranches, subject to certain conditions described in the Original Facility Agreement. Pursuant to the Original Facility Agreement, the Company agreed to pay Mr. Garchik the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Original Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Original Agreement is repaid in full, the Company agreed to provide for the nomination of one designee specified in writing by Garchik for appointment to our board directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considered himself a “director by deputization”.

The Original Facility Agreement was amended and restated effective March 8, 2023 (the “A&R Facility Agreement”) pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made (the “Initial Promissory Note”) and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

On May 25, 2023, the Company and Mr. Garchik agreed to cancel the Initial Promissory Note, terminated the A&R Facility Agreement and satisfied and offset the outstanding balance of the Initial Promissory Note in the principal amount of $900,000 and $29,250 accrued and unpaid interest with the purchase price of 245,634 and 7,983 shares of common stock, respectively.

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

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Ken Jisser exchanged $100,000 of Convertible Notes payable and accrued interest of $1,463 for 24,628 shares of common stock.

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Stephen J. Garchik, who is a shareholder of the Company, exchanged $1,000,000 of Convertible Notes payable and $14,625 of accrued interest for 264,831 and 3,874 shares of common stock, respectively. As a result of such exchange, the issuance of shares in satisfaction of the Credit Facility referred to below and the purchase of additional shares of common stock in May 2023, Mr. Garchik is now a holder of more than 10% of the outstanding shares of the Company’s common stock.

The Company and the Stern Trust entered an Amended and Restated Promissory Note (the “Restated Stern Note”) providing that the $2,000,000 principal of the Stern Note will be due and payable on the same terms (bearing interest at 15% per annum) and on the same maturity date as the 2020 Notes. The Trustee of the Stern Trust was the late Mr. Theodore Stern, who was at the time a director of the Company. The principal balance of the Stern Note and accrued interest in the amount of $503,525 was converted into shares of common stock on June 24, 2021. The interest due under the Stern Note as of January 31, 2020 in the amount of $662,000 was capitalized and earned interest at 10% per annum. The Stern Note for the remaining balance of $662,000 was extended through December 31, 2022 on the same terms and conditions. The Stern Note’s full balance of principal and interest was paid in cash in December 2022.

Director & Executive Compensation

On April 25, 2022, Stuart Stoller indicated his intention to resign as Chief Financial Officer of the Company in connection with his planned retirement. The resignation and retirement were effective as of June 17, 2022 at which time Annie Pham was appointed Chief Financial Officer in his place.

Ms. Pham was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and will earn an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair market value of Ms. Pham’s stock options was $722,750. In December 2022, Ms. Pham was granted an option to purchase 7,500 shares of common stock at an exercise price of $6.32 per share for a term of ten years which will vest over one year period at the aggregate grant date fair market value of $45,000. Mr. Pham has not exercised or realized a gain on her vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2023. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto. Ms. Pham resigned on August 15, 2023.

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot will earn an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 150,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements.

Mr. Thimot resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023. On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising, and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,812 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith will earn an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith will receive a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 75,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. On February 15, 2023, Mr. Smith ceased to be an employee, and the President and Chief Technology Officer of the Company.

The Company also entered an Executive Retention Agreement with Mr. Smith, pursuant to which the Company agreed to provide specified severance and bonus amounts and provide certain other financial benefits and to extend the exercise period on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. Following his separation from employment on April 19, 2023, the Company and Mr. Smith entered into a General Release under the terms of his Executive Retention Agreement and separation payments in the aggregate amount of $275,000 were duly paid, in accordance with its terms. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Daguro has earned a bonus of $225,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

Thomas R. Szoke, a director of the Company agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Mr. Szoke has earned a bonus of $120,000 in 2023 for non-equity incentive compensation based on Bookings in 2023. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. The aggregate grant date fair market value of the option grants was $182,000.

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

In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 12,612 shares of common stock or a total of $270,000 at an exercise price of $25.04 per share for a term of ten years that vest one third per year after each Annual Meeting.

In September 2022 the Company granted additional options to acquire 4,371 shares of common stock each at an exercise price of $24.24 per share, to six of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

In March 2023 Mr. Broenniman, Mr. Gorriz, Mr. Kumnick. Ms. Patel and Mr. Thimot resigned as directors of the Company. Upon their resignation 6,327 of Mr. Broenniman’s options and 19,278 of Mr. Kumnick’s options previously awarded to them for service as non-management directors were cancelled by agreement, or lapsed in accordance with their terms. 5,154 and 4,981 options respectively previously granted to Mr. Gorriz and Ms. Patel lapsed on their resignations, in accordance with their terms. Mr. Daguro, Mr. Jisser, Mr. Szoke and Mr. Thompson were appointed as additional directors and the size of the Board was reduced to seven. The Company granted to each of Mr. Jisser, and Mr. Thompson options to acquire 12,500 shares of common stock at an exercise price of $2.64 per share for a term of ten years that vest one third per year after each Annual Meeting.

In June 2023, the Company made a grant of options to each of Messrs. Koehneman and Trelin and to Ms. White to acquire 15,625 shares of common stock and to each of Messrs. Jisser and Thompson to acquire 3,125 shares of common stock. Each such option is at the exercise price of $5.48 per share, exercisable for a period of ten years, vesting over a period of twelve months.

In December 2023 the Company made a grant of options to Mr. Sellitto to acquire 7,000 shares of common stock and to Mr. Szoke to acquire 5,000 shares of common stock. Each such option is at the exercise price of $9.25 per share, exercisable for a period of ten years, vesting over a period of twelve months.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline.  The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, and on December 19, 2023, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $98,000 per month during the remainder of the initial one-year term. During the period from June 6 through December 31, 2023 the Company paid TPG a total of $398,000. As of December 31, 2023 the Company had a balance of $84,000 in Accounts Payable related to amounts owed to TPG under the payment terms of this agreement. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

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

The total fees billed by Cherry Bekaert, LLP in 2023 aggregated $243,164 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2023. Additionally, the Company paid Cherry Bekaert, LLP $33,164 for services associated with the filing of the Company’s S-1 and Prospectus Supplements.

The total fees billed by Cherry Bekaert, LLP in 2022 aggregated $250,500 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2022. Additionally, the Company paid Cherry Bekaert, LLP $2,500 for services associated with the filing of the Company’s S-3.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2023 and December 31, 2022 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2023 and 2022.

	Audit	Taxes	Filings	Accounting	$’s in 000’s Total
2023	$210.0	$-	$33.2	$-	$243.2
2022	$248.0	$-	$2.5	$-	$250.5

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (14)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (18)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.5 (7)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (8)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (8)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (9)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (11)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (10)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (10)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (10)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (10)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (10)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (10)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (12)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (13)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.24 (16)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (16)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (16)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.

10.27 (16)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (17)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (17)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (17)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (19)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (19)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (21)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (22)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (22)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (22)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (22)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.38 (24)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.39 (25)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.40 (27)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.41 (27)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.42 (27)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.42 (28)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
14.1 (26)	Code of Ethics
21.1 (20)	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (26)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.
(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(9)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(18)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.

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
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)
Dated: March 20, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on March 20, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rhoniel A. Daguro	Chief Executive Officer
Rhoniel A. Daguro	(Principal Executive Officer)

/s/Ken Jisser	Director
Ken Jisser

/s/ Michael Koehneman	Director
Michael Koehneman

/s/ Ed Sellitto	Chief Financial Officer
Ed Sellitto	(Principal Financial and Accounting Officer)

/s/ Thomas R. Szoke	Director
Thomas R. Szoke

/s/ Jacqueline White	Director
Jacqueline White

/s/ Michael Thompson	Director
Michael Thompson

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

authID Inc.

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of authID Inc. (formerly known as Ipsidy Inc.) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Description of Matter

As described further in Note 9 to the consolidated financial statements, the Company issued various types of equity awards, including stock options. During the year ended December 31, 2023, the Company recorded stock option related compensation expense of approximately $487,000. The Company estimated the fair value of stock options granted using either the Black-Scholes option pricing model or the Monte Carlo option pricing model, depending on vesting conditions. The option pricing models required the Company to make several assumptions. During the year ended December 31, 2023, the Company also accounted for the reversal of recorded reversals of previously recognized stock-based compensation due to forfeitures.

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

Tampa, Florida

March 20, 2024

authID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$10,177,099	$3,237,106
Accounts receivable, net	91,277	261,809
Deferred contract costs	157,300	-
Other current assets	476,004	729,342
Current assets held for sale	-	118,459
Total current assets	10,901,680	4,346,716

Other Assets	-	250,383
Intangible Assets, net	327,001	566,259
Goodwill	4,183,232	4,183,232
Non-current assets held for sale	-	27,595
Total assets	$15,411,913	$9,374,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,408,965	$1,154,072
Deferred revenue	131,628	81,318
Deferred contract liability	124,150	-
Current liabilities held for sale	-	13,759
Total current liabilities	1,664,743	1,249,149
Non-current Liabilities:
Convertible debt, net	224,424	7,841,500
Deferred Severance	325,000	-
Total liabilities	2,214,167	9,090,649

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 9,450,220 and 3,179,789 shares issued and outstanding as of December 31, 2023 and 2022, respectively	945	318
Additional paid in capital	172,714,712	140,257,448
Accumulated deficit	(159,530,535)	(140,130,159)
Accumulated comprehensive income	12,624	155,929
Total stockholders’ equity	13,197,746	283,536
Total liabilities and stockholders’ equity	$15,411,913	$9,374,185

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Revenues:
Verified software license	$186,171	$156,646
Legacy authentication services	4,118	370,769
Total revenues, net	190,289	527,415

Operating Expenses:

General and administrative	7,882,194	14,676,938
Research and development	2,800,373	6,269,175
Depreciation and amortization	255,858	749,900
Impairment losses	-	1,101,867
Total operating expenses	10,938,425	22,797,880

Loss from continuing operations	(10,748,136)	(22,270,465)

Other (Expense) Income
Interest expense, net	(1,108,458)	(1,359,954)
Other income (expense), net	98,230	(37,221)
Conversion expense	(7,476,000)	-
Loss on extinguishment of debt	(380,741)	-
Other (expense) income, net	(8,866,969)	(1,397,175)

Loss from continuing operations before income taxes	(19,615,105)	(23,667,640)

Income tax expense	(2,864)	(7,670)

Loss from continuing operations	(19,617,969)	(23,675,310)

Gain (loss) from discontinued operations	1,524	(366,663)
Gain (loss) on sale of discontinued operations	216,069	(188,247)
Total gain (loss) from discontinued operations	217,593	(554,910)

Net loss	$(19,400,376)	$(24,230,220)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(3.19)	$(7.72)
Discontinued operations	$0.04	$(0.18)

Weighted Average Shares Outstanding - Basic and Diluted	6,153,881	3,065,365

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022
Net loss	$(19,400,376)	$(24,230,220)
Foreign currency translation loss	(143,305)	(55,557)
Comprehensive loss	$(19,543,681)	$(24,285,777)

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2021	2,926,655	$293	$126,583,738	$(115,899,939)	$211,486	$10,895,578
Stock-based compensation	-	-	8,870,168	-	-	8,870,168
Sale of common stock for cash, net of offering costs	132,940	13	3,146,927	-	-	3,146,940
Common stock issued with convertible debt	3,562	-	91,757	-	-	91,757
Common stock issued for working capital facility	12,500	1	302,999	-	-	303,000
Shares issued in lieu of interest	59,980	6	696,387	-	-	696,393
Warrants for services with the issuance of convertible debt	-	-	449,474	-	-	449,474
Cashless stock option exercise	37,707	4	(4)	-	-	-
Cashless warrant exercise	172	-	-	-	-	-
Warrant exercise for cash	4,583	1	66,002	-	-	66,003
Convertible note converted to common stock	1,690	-	50,000	-	-	50,000
Net loss	-	-	-	(24,230,220)	-	(24,230,220)
Foreign currency translation	-	-	-	-	(55,557)	(55,557)
Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Conversion of convertible debt into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Sale of common stock for cash, net of offering costs	3,564,666	357	14,912,547	-	-	14,912,904
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Stock-based compensation	-	-	487,398	-	-	487,398
Warrants for services with the sale of common stock	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Cashless stock option exercise	268	-	-	-	-	-
Net loss	-	-	-	(19,400,376)	-	(19,400,376)
Foreign currency translation	-	-	-	-	(143,305)	(143,305)
Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,400,376)	$(24,230,220)
Adjustments to reconcile net loss with cash flows from operations:
Conversion expense	7,476,000	-
Stock-based compensation	487,398	8,870,168
Amortization of debt discounts and issuance costs	711,269	595,783
Warrants for services	438,000	-
Shares issued in lieu of interest	387,578	696,393
Loss on debt extinguishment	380,741	-
Depreciation and amortization expense	255,858	749,900
Provision for doubtful collection of other receivable	150,000	-
(Gain) loss from sale of discontinued operation	(216,069)	188,247
Impairment losses	-	1,101,867
Changes in operating assets and liabilities:
Accounts receivable	170,532	(234,962)
Deferred contract cost	(33,150)	-
Other current assets	88,068	167,877
Accounts payable and accrued expenses	245,932	(669,294)
Deferred revenue	50,310	(117,689)
Other liabilities	325,000	-
Adjustments relating to discontinued operations	110,064	87,530
Net cash flows from operating activities	(8,372,845)	(12,794,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	91,751	146,728
Cash disposed of from the sale of a discontinued operation	-	(299,505)
Purchase of property and equipment	-	(7,027)
Purchase of property and equipment - discontinued operations	-	(16,159)
Purchase of intangible assets	(16,600)	(6,311)
Net cash flows from investing activities	75,151	(182,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	14,912,904	3,146,940
Credit facility drawdown, net of issuance costs	471,816	-
Proceeds from issuance of convertible note payable, net of issuance costs	-	7,992,841
Proceeds from exercise of warrants	-	66,003
Principal payments on Convertible notes	-	(662,000)
Cash paid for working capital facility	-	(300,000)
Payments on notes payable - discontinued operations	-	(1,579)
Principal payments on capital lease obligation - discontinued operations	-	(10,582)
Net cash flows from financing activities	15,384,720	10,231,623

Effect of Foreign Currencies	(149,736)	(53,123)

Net Change in Cash	6,937,290	(2,798,174)
Cash, Beginning of the Year	3,237,106	5,767,276
Cash, Beginning of the Year- Discontinued Operations	2,703	270,707
Cash, End of the Year - Discontinued Operations	-	(2,703)
Cash, End of the Year	$10,177,099	$3,237,106

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,345	$94,887
Cash paid for interest - discontinued operations	$364	$-
Cash paid for income taxes	$2,864	$7,670
Cash paid for income taxes - discontinued operations	$1,254	$5,627

Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible note payable and accrued interest to common stock	$7,856,011	$50,406
Conversion of credit facility borrowings into common stock	$900,000	-
Cashless option and warrant exercises	$-	$4
Common stock issued with convertible debt	$-	$91,757
Common stock for working capital facility	$-	$303,000
Warrants for services with the issuance of convertible debt	$-	$449,474

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

(formerly known as Ipsidy Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

authID Inc. quickly and accurately verifies a user’s identity, through its easy-to-integrate, patented, biometric identity platform, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience . Establishing a biometric root of trust for each user that is bound to their accounts or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems.

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

As of December 31, 2022, the Company exited the MultiPay business in Colombia and all impacted employees had left the Company. As of December 31 2022, MultiPay S.A.S., assets are presented as assets held for sale on the Company’s Consolidated Balance Sheets and their operations presented as discontinued operations in the Consolidated Statements of Operations as they met the criteria for discontinued operations under applicable accounting guidance. On June 30, 2023, MultiPay finalized the sale of MultiPay’s proprietary software to its major customer for approximately $96,000 of sale consideration. The Company collected the cash from this customer in September 2023, released foreign currency translation gain of approximately $155,000 and recognized a gain of approximately $216,000 from the transaction. See Discontinued Operations Note 11 for details.

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

As of December 31, 2023, the Company had an accumulated deficit of approximately $159.5 million. For the year ended December 31, 2023, the Company earned revenue of approximately $0.19 million, used $8.4 million to fund its operations, and incurred a net loss from continuing operations of approximately $19.6 million, of which $11.2 million was non-cash.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows.

As discussed in Notes 7 and 9, the Company was able to secure additional financing by the following:

●	On November 27, 2023, the Company closed a registered direct public offering (“Registered Public Offering”) with accredited investors to sell 1,574,990 shares of the Company’s common stock, par value $0.0001 per share at a per share price of $6.00 per share. The aggregate gross proceeds were approximately $9.4 million (or approximately $8.6 million, net of offering costs). The purchasers included three directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for aggregate gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount).

●	On March 9, 2023, the Company entered into a promissory note in favor of Garchik for aggregate gross proceeds of $0.9 million (approximately $0.5 million, net of offering costs). On May 26, 2023, the Company issued 253,617 shares of common stock to Garchik in exchange for the outstanding balance plus accrued and unpaid interest in the aggregate amount of $929,250.

The Company will require additional funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Subsequent Events

On February 15, 2024, Mr. Joe Trelin tendered his resignation as Chairman and a Director of the Company, effective immediately. On February 20, 2024, the board of directors of the Company (the “Board”) accepted his resignation and agreed to vest the unvested portion of an option granted to Mr. Trelin June 28, 2023, amounting to 6,511 shares.

Pursuant to Rule 5605(b)(1) of the Rules of the Nasdaq Stock Market, (“Nasdaq”), a majority of the Board must be comprised of Independent Directors as defined in Rule 5605(a)(2). As a result of Mr. Trelin’s resignation, the Board currently consists of six directors of which three are considered Independent Directors. The Company is currently in discussions with one or more candidates to be appointed as an additional Independent Director, but no agreement has been reached regarding such appointment at this time. Pursuant to Rule 5605(b)(1)(A), the Company has a cure period, within which to restore the majority of Independent Directors, expiring on the earlier of the date of the next Annual Meeting or one year from the date of the vacancy (subject to a minimum period of 180 days from the date of the vacancy).

On February 20, 2024, the Board appointed Michael Thompson to the Audit Committee in compliance with Rule 5605(c)(2)(A) of the Nasdaq Rules.

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

Revenue Recognition

Verified Software License – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and / or variable fees generated. Variable fees are typically earned over time based on monthly users, transaction volumes or a monthly flat fee rate. We allocate the selling price in a contract which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price. Transaction fees are billed monthly and are constrained to transactions incurred within the month.

The Company had deferred revenue contract liabilities of approximately $132,000 and $81,000 as of December 31, 2023 and December 31, 2022 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of December 31, 2023 are expected to be earned over the next twelve months.

Remaining Performance Obligations

As of December 31, 2023, the Company’s Remaining Performance Obligation (RPO) was $4.03 million, of which $0.13 million is held as deferred revenue and $3.89 million is related to other non-cancelable contracted amounts. The Company estimated the $4.03 million balance based primarily on minimum annual billings associated with signed customer contracts, which have not yet implemented the Company’s software. Based on the contractual terms of the signed customer contracts, we anticipate recognizing this revenue over the next 3 years. However, due to the complexities and estimates inherent in revenue recognition, ultimate revenue recognized may differ from these estimates.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the year ended December 31, 2023:

Deferred
Contract Costs
Carrying Value at December 31, 2022	$-
Additions	157,300
Amortization	-
Carrying Value at December 31, 2023	$157,300

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both 2023 and 2022, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

Accounts Receivable

All customers are granted credit on a short-term basis. The Company routinely reviews its trade receivables and makes provisions for probable doubtful accounts; however, those provisions are estimates and actual results could differ from those estimates and those differences may be material. Trade receivables are deemed uncollectible and removed from accounts receivable and the allowance for doubtful accounts when collection efforts have been exhausted.

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 was recorded in other current assets. While the Company and Cards Plus continue to actively pursue payment of the remaining balance, which is subject to regulatory approval, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account in the year ended December 31, 2023 related to this receivable.

At December 31, 2023 and 2022, management determined no other allowance for doubtful accounts was required.

New Accounting Pronouncement – In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which replaces the current incurred loss impairment methodology for most financial assets with the current expected credit lost, or CECL, methodology. The series of new guidance amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The Company adopted the new standard effective January 1, 2023, which did not have a material impact to the consolidated financial statements.

Concentration of Credit Risk and Major Customers

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

Cash: The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the year, the Company may have exceeded amounts insured by the FDIC. At December 31, 2023, the Company had approximately $9.9 million in funds in the United States which were in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2023, the Company held approximately $700 in cash maintained in a British bank.

2023 Revenues and accounts receivable: For the year ended December 31, 2023, 10% of consolidated revenues were derived from International customers and two customers represented 58% of consolidated revenue. As of December 31, 2023, accounts receivable related to three customers amounted to 78% of the accounts receivable.

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

Leases

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost was approximately $1,500 per month. The Company did not renew the lease agreement after July 2023 and has no remaining lease agreements as of December 31, 2023.

Property and Equipment, net

Property and equipment consists of furniture and fixtures and computer equipment and are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful service lives of three to five years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of property and equipment are recorded upon disposal.

Intangible Assets

Intangible assets include when applicable, costs associated with software development of new product offerings and significant enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2023 and 2022, all assets are in service.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

During the year ended December 31, 2023, the Company determined that all intangible assets would be recovered and therefore did not record impairment expense. During the year ended December 31, 2022, the Company determined that certain intangibles assets are no longer recoverable and recognized impairment expense of approximately $1.1 million.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the fair market value of net identified tangible and intangible assets acquired. The Company performs an annual impairment test of goodwill and further periodic tests to the extent indicators of impairment develop between annual impairment tests. The Company’s impairment review process compares the fair market value of the reporting unit to it carrying value, including the goodwill related to the reporting unit utilizing qualitative considerations. To determine the fair market value of the reporting unit, the Company may use various approaches including an asset or cost approach, market approach or income approach or any combination thereof. These approaches may require the Company to make certain estimates and assumptions including future cash flows, revenue and expenses. These estimates and assumptions are reviewed each time the Company tests goodwill for impairment and are typically developed as part of the Company’s routine business planning and forecasting process. While the Company believes its estimates and assumptions are reasonable, variations from those estimates could produce materially different results.

During the year ended December 31, 2023, the Company’s assessment did not indicate that an impairment charge was required as its fair market value (as determined primarily by the Company's market capitalization) was in excess of carrying value.

Stock-based compensation

The Company has accounted for stock-based compensation under the provisions of FASB ASC 718 – “Stock Compensation” which requires the use of the fair- value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). For all awards, the fair market value of each stock option award is estimated on the date of grant using the Black- Scholes or Monte-Carlo valuation models as appropriate that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on historical volatility of the Company’s stock and other factors estimated over the expected term of the stock options. For employee awards, the expected term of options granted is derived based on exercise history. We continually monitor exercise activity from the date of grant and consider our short history and certain stock price growth during various periods. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. The Company accounts for forfeitures of employee awards as they occur.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Advertising Expenses

During the fiscal year 2023 and 2022 the Company incurred approximately $97,000 and $220,000, respectively, in digital marketing expenses to promote our products.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2023 and 2022 because their effect was antidilutive:

	2023	2022
Convertible notes payable	8,277	325,188
Warrants	598,267	153,683
Stock options	1,796,739	1,291,595
	2,403,283	1,770,466

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

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at December 31, 2023 and 2022:

	2023	2022

Prepaid Insurance	$184,492	$244,215
Unamortized working capital facility fees - current	-	199,156
Prepaid Third Party Services	291,512	135,405
Other	-	150,566
	$476,004	$729,342

Other assets consisted of the following at December 31, 2023 and 2022:

OTHER ASSETS
	2023	2022

Unamortized working capital facility fees - non current	$-	$248,945
Other	-	1,438
	$-	$250,383

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	Estimated
Description	Useful Lives	2023	2022
Computer Equipment	3	$-	$85,583
Furniture and Equipment	5	-	54,016
		-	139,599
Less: Accumulated Depreciation		-	(139,599)
Property and Equipment, Net		$-	$-

Depreciation expense totaled $0 and $25,021 for the years ended December 31, 2023 and 2022, respectively.

NOTE 4 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from FIN in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2023 and 2022:

	Acquired and Developed Software	Patents	Total
Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2021	2,238,882	140,570	2,379,452
Additions	-	6,311	6,311
Impairment of assets	(1,107,867)	-	(1,107,867)
Amortization	(695,420)	(16,217)	(711,637)
Carrying Value at December 31, 2022	$435,595	$130,664	$566,259
Additions	16,600	-	16,600
Impairment of assets	-	-	-
Amortization	(239,397)	(16,461)	(255,858)
Carrying Value at December 31, 2023	$212,798	$114,203	$327,001

The following is a summary of intangible assets as of December 31, 2023:

	Acquired and Developed Software	Patents	Total
Cost	1,734,662	164,614	1,899,276
Accumulated amortization	(1,521,864)	(50,411)	(1,572,275)
Carrying Value at December 31, 2023	$212,798	$114,203	$327,001

The following is a summary of intangible assets as of December 31, 2022:

	Acquired and Developed Software	Patents	Total
Cost	4,476,271	164,614	4,640,885
Accumulated amortization	(4,040,676)	(33,950)	(4,074,626)
Carrying Value at December 31, 2023	$435,595	$130,664	$566,259

The following is the future amortization of intangible assets for the year ended December 31:

2024	173,632
2025	69,331
2026	19,228
2027	16,461
2028	16,461
Thereafter	31,888
$327,001

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Trade payables	$339,832	$623,130
Accrued payroll and related expenses	707,317	145,837
Other	361,816	385,105
	$1,408,965	$1,154,072

NOTE 6 – WORKING CAPITAL FACILITY

On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company (“Garchik”), pursuant to which the shareholder agreed to provide to the Company a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes (see Note 7) and may be drawn down in several tranches, subject to certain conditions described in the Facility Agreement (the “Credit Facility”). Pursuant to the Credit Facility, the Company agreed to pay a facility commitment fee of 12,500 shares of our common stock upon the effective date of the Credit Facility.

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

The Company wrote-off approximately $373,000 of the issuance costs related to the Original Credit Facility and capitalized $426,000 issuance costs related to the A&R Facility Agreement.

On May 25, 2023, the Company and Garchik agreed to cancel the Initial Promissory Note, terminate the A&R Facility Agreement and Guaranty and satisfy and offset the outstanding balance of the Initial Promissory Note, plus accrued and unpaid interest in the aggregate amount of $929,250 against the purchase price of certain shares of common stock of the Company.

See Note 9 “Shareholders’ Equity”. All remaining unamortized debt issuance costs of approximately $381,000 related to the Initial Promissory Note and the A&R Facility Agreement were recorded as a loss on debt extinguishment in the year ended December 31, 2023.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, including certain directors of the Company or their affiliates (the “Note Investors”), and, pursuant to the SPA, sold to the Note Investors Senior Secured Convertible Notes (the “Convertible Notes”) with an aggregate initial principal amount of approximately $9.2 million and a conversion price of $3.70. The Convertible Notes were sold with an aggregate cash origination fee of approximately $200,000, and we issued a total of approximately 3,562 shares of our common stock to the Note Investors as an additional origination fee. The Convertible Notes will accrue interest at the rate of 9.75% per annum, which will be payable in cash or, for some or all of the first five interest payments, in shares of our common stock at the Company’s option, on the last day of each calendar quarter before the maturity date and on the maturity date. The maturity date of the Convertible Notes is March 31, 2025.

Between May 23 and June 7, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the Convertible Notes of the Company, pursuant to which the Company agreed to issue 2,348,347 shares of common stock to the Holders in exchange for approximately $8.9 million (or approximately $7.9 million, net of debt issuance costs and discount) of the principal amount of Holders’ Convertible Notes at a price between $3.78 and $5.80 per share (or $4.12 if the Holder is a director, officer or insider of the Company). The Company also recognized an expense on conversion of convertible notes of approximately $7.5 million, representing the market value of the additional shares issued by the Company in exchange for the Convertible Notes, above the number of shares that the Holders would have received upon conversion at the original conversion price under the Convertible Notes.

On May 23, 2023, the Company solicited the consent of the Convertible Notes Holders to eliminate substantially all of the restrictive covenants and a related event of default in the Convertible Notes. The Company received consent from Holders representing over the necessary 66.67% of the outstanding principal amount under the Convertible Notes

During the year ended December 31, 2022, a holder of a Convertible Note converted the full principal amount of $50,000 and accrued interest of $406 into 1,706 shares of our common stock.

During the year ended December 31, 2023 and 2022, the Company issued 103,533 and 59,981 shares of common stock for approximately $358,000 and $696,000 of interest expense, respectively. The number of shares issued to each Note Investor was based on the VWAP of the common stock as of the relevant interest payment date, as defined in the Convertible Notes.

In connection with the issuance of the Convertible Notes during 2022, the Company issued 17,836 common stock warrants to a broker and its representatives with an estimated grant date fair market value of approximately $449,000 which was recorded as a reduction in the carrying value of the Convertible Notes.

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

The following is a summary of convertible notes outstanding as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
9.75% convertible notes due March 31, 2025	245,000	9,125,205

less
Unamortized debt discount expense	(3,256)	(203,593)
Unamortized debt issuance expense	(17,320)	(1,080,112)
	$224,424	$7,841,500

NOTE 8 – RELATED PARTY TRANSACTIONS

2023 Transactions

Convertible Notes Payable

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Ken Jisser, who became a director of the Company on March 9, 2023, exchanged $100,000 of Convertible Notes payable and accrued interest of $1,463 for 24,628 shares of common stock.

On May 23, 2023, pursuant to an Exchange Agreement, Mr. Stephen J. Garchik, who is a shareholder of the Company, exchanged $1,000,000 of Convertible Notes payable and $14,625 of accrued interest for 264,831 and 3,874 shares of common stock, respectively. As a result of such exchange, the issuance of shares in satisfaction of the Credit Facility referred to below and the purchase of additional shares of common stock in May 2023, (See Note 9 “Shareholders’ Equity”), Mr. Garchik is now a holder of more than 10% of the outstanding shares of the Company’s common stock.

Issuance of Common Stock

On May 23, 2023, Messrs. Rhoniel Daguro, CEO, Ken Jisser, Michael Thompson, members of the Company’s Board of Directors and Joseph Trelin, the Chairman of the Board, each purchased 12,500 shares of Company’s common stock at a price of $50,000.

On November 20, 2023, Messrs. Rhoniel Daguro, CEO and Director, and Joseph Trelin, the Chairman of the Board, each purchased 8,333 shares of the Company’s common stock at a price of $50,000. Michael Thompson, also a Director purchased 16,667 shares of Company’s common stock at a price of $100,000. Stephen Garchik, a holder of more than 10% of the outstanding shares of the Company’s common stock, purchased 166,667 shares of Company’s common stock at a price of $1,000,000.

Credit Facility

On March 21, 2022 the Company entered into the Original Facility Agreement with Mr. Stephen Garchik, an accredited investor, who is both a current shareholder of the Company and a Note Investor, pursuant to which Mr. Garchik agreed to provide a $10.0 million unsecured standby line of credit facility that will rank behind the Convertible Notes. Pursuant to the Original Facility Agreement, the Company agreed to pay Mr. Garchik the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Original Facility Agreement. Upon request by Mr. Garchik and until the full amount due under the Original Agreement is repaid in full, the Company agreed to provide for the nomination of one designee specified in writing by Garchik for appointment to our board directors and for subsequent election to our board of directors and to recommend such nominee for election to our board of directors. On April 18, 2022, Joseph Trelin, as Garchik’s designee under the Original Facility Agreement, was appointed as a member of the Board of Directors of the Company. By virtue of such right of nomination Mr. Garchik considered himself a “director by deputization”.

As described in Note 6 “Working Capital Facility”, the Original Facility Agreement was amended and restated effective March 8, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023 Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

On May 25, 2023, the Company and Mr. Garchik agreed to cancel the Initial Promissory Note, terminated the A&R Facility Agreement and Guaranty and satisfied and offset the outstanding balance of the Note in the principal amount of $900,000 and $29,250 accrued and unpaid interest with the purchase price of 245,634 and 7,983 shares of common stock, respectively.

Executive Officers

On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. Mr. Thimot will also be eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,812 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

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

On April 12, 2023, the Company entered an Offer Letter with Thomas R. Szoke, a director of the Company, pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period ending March 31, 2024, a bonus amount of $40,000 shall be payable upon our company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to be achieved, to earn the annual bonus. The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. Additionally, on December 21, 2023, the Company granted Mr. Szoke options to acquire 5,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months.

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

On May 11, 2023, the Company entered a Retention Agreement with Hang Pham, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated and a release granted in relation thereto. Ms. Pham resigned as Chief Financial Officer effective August 15, 2023.

On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The bonus shall be pro-rated for the year 2023. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. Additionally, on December 21, 2023, the Company granted Mr. Selitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

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

On June 28, 2023, the Company granted 15,625 options each at the exercise price of $5.48 per share to Messrs. Joseph Trelin, Michael Koehneman and Ms. Jacqueline White and 3,125 options each at the exercise price of $5.48 to Messrs. Jisser and Thompson, in accordance with the Company’s compensation policy for non-employee directors. Each such option vests over a period of twelve months. Mr. Trelin retired from the Board effective February 20, 2024 and the Board vested the unvested portion of these options, amounting to 6,511 shares. See Note 1 – “Subsequent Events”

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline.  The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023 and December 19, 2023, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $98,000 per month during the remainder of the initial one-year term. During the period from June 6, 2023 through December 31, 2023 the Company paid TPG a total of $398,000. As of December 31, 2023 the Company had a balance of $84,000 in Accounts Payable related to amounts owed to TPG under the payment terms of this agreement. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

2022 Transactions

Convertible Notes Payable

During the year ended December 31, 2022, two Directors, an affiliate of one of such Directors and one Executive Officer invested in $1.2 million of the Convertible Notes issued. See Note 7. In connection with the payment of interest on the Convertible Notes, 2,596 shares were issued to two Directors and an affiliate of one of the Directors.

Issuance of Common Stock

Two Directors and one Executive Officer invested $0.2 million in the common stock offering during the year ended December 31, 2022. See Note 8.

Credit Facility

On March 21, 2022 the Company entered into a Credit Facility with an accredited investor Mr. Stephen Garchik, who is both a current shareholder of the Company and a Note Investor, pursuant to which the accredited investor agreed to provide a $10.0 million unsecured standby line of credit facility that ranked behind the Convertible Notes. Pursuant to the Credit Facility, the Company agreed to pay the Lender the Facility Commitment Fee of 12,500 shares of our common stock upon the effective date of the Facility Agreement.

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

On April 25, 2022, Ms. Pham and the Company entered into an Offer Letter pursuant to which Ms. Pham agreed to serve as Chief Financial Officer commencing June 20, 2022. Ms. Pham receives an annual salary of $275,000. In addition, Ms. Pham received a signing bonus in the amount of $25,000, which is fully refundable to the Company if Ms. Pham leaves her employment voluntarily or is terminated for cause prior to the first anniversary of the commencement of employment. Upon commencing employment, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 and an exercise period of ten years subject to certain performance vesting requirements. In December 2022, Ms. Pham was granted an option to acquire 7,500 shares of common stock at an exercise price of $6.32 which will vest on December 31, 2023 with an exercise period of ten years. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto. Ms. Pham resigned on August 15, 2023.

Board of Directors

In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 12,612 shares of common stock or a total of $270,000 at an exercise price of $25.04 per share for a term of ten years that vest one third per year after each Annual Meeting.

In September 2022 the Company granted additional options to acquire 4,371 shares of common stock each at an exercise price of $24.24 per share, to each of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 shares of common stock. The Company had 9,450,220 and 3,179,789 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

On June 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-eight (1-for-8 reverse split (the “Reverse Split”) of the shares of the Company’s common stock. The Reverse Split became effective on July 7, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “AUID”, when the market opened on July 10, 2023. The Reverse Split affected all holders of common stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 62,816,330 shares of common stock were issued and outstanding immediately prior to the Reverse Split, and 7,874,962 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock received an additional fraction of a share of common stock to round up their holding to the next whole share. In addition, effective as of the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise prices thereof, as well as to the conversion price under the remaining Convertible Notes. The impact of this change in capital structure has been retroactively applied to all periods presented herein.

Common Stock

2023 Common Stock Transactions

●	On November 27, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,574,990 shares of common stock for cash gross proceeds of approximately $9.4 million (or approximately $8.6 million, net of offering costs).

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for cash gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount). In addition, the Company recorded approximately $7.5 million of expense on conversion of convertible notes.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility. See Note 7 “Convertible Notes Payable”.

●	A stock option holder exercised their stock options and were issued approximately 268 shares of our common stock.

2022 Common Stock Transactions

●	On March 18 and March 21, 2022, the Company entered into Subscription Agreements (the “Subscription Agreements”) with an accredited investor and certain members of authID’s management team (the “PIPE Investors”), and, pursuant to the Subscription Agreements, sold to the PIPE Investors a total of 132,940 shares of our common stock at prices of $24.24 per share for an outside investor and $29.60 per share for the management investors (the “PIPE”). The aggregate gross proceeds from the PIPE are approximately $3.3 million.

●	The Company issued a total of 3,562 shares of our common stock to the Note Investors as an additional origination fee.

●	On March 21, 2022, the Company entered into a Facility Agreement with a current shareholder and noteholder of the Company, pursuant to which the shareholder agreed to provide the Company a $10.0 million unsecured standby letter of credit facility. Pursuant to the Credit Facility, the Company paid a facility commitment fee of 12,500 shares of our common stock with a fair market value of $24.24 per share upon the effective date of the Credit Facility.

●	During the year ended December 31, 2022, the Company issued 59,980 shares of common stock for approximately $696,000 of interest related to the Convertible Notes. See Note 9 for details.

●	Certain warrant, stock option and convertible note holders exercised their respective warrants and stock options and conversion right and were issued approximately 44,152 shares of our common stock.

Warrants

●	On November 22, 2023, in connection with their placement agent services, the Company issued 110,249 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $6.000 per share.

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $3.664 per share.

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to Madison III, LLC with a term of 5 years and an exercise price of $3.164 per share.

●	On March 21, 2022, the Company issued 17,837 common stock warrants in connection with Subscription Agreements and Convertible Notes referenced above with a term of five years and exercise price of $29.60 per share.

See Common Stock Transaction above for a further description of the warrant issuances.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2023 and 2022:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, January 1, 2022	175,482	$36.88	3.0 Years
Granted	17,837	$29.60	5.0 Years
Exercised/Cancelled	(39,636)	$33.20	-
Outstanding, December 31, 2022	153,683	$36.96	2.0 Years
Granted	454,461	$4.02	4.5 Years
Exercised/Cancelled	(9,877)	$39.60	-
Outstanding, December 31, 2023	598,267	$11.89	3.9 Years

Stock Options

The Company has adopted the authID 2017 Incentive Stock Plan, and the 2021 Equity Incentive Plan. The Company has no other stockholder approved stock incentive plans in effect as of December 31, 2023.

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

The Company has also granted equity awards that have not been approved by security holders. On December 21, 2023 the Compensation Committee of the Company adopted an Inducement Grant Plan (the “Inducement Plan”), and allocated up to 185,000 shares of common stock of the Company to be subject to option awards under the Inducement Plan. The Inducement Plan is intended for the grant of options as an inducement to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). No options were granted under the Inducement Plan during the year ended December 31, 2023

2023 Stock Option Issuances

●	During the year ended December 31, 2023, the Company granted directors a total of 78,125 options at exercise prices ranging from $2.64 to $5.48 per share.

●	During the year ended December 31, 2023, the Company granted a total of 614,500 options to the Chief Executive Officer, Chief Technology Officer and Chief Financial Officer at exercise prices ranging from $2.64 to $9.25 per share.

●	During the year ended December 31, 2023 the Company also granted a total of 100,000 options to certain new employees at exercise prices ranging from $6.13 to $9.85 per share.

●	On December 21, 2023, the Company granted 84,625 options to certain existing employees at an exercise price of $9.25 per share.

●	During the year ended December 31, 2023 the Company agreed to accelerate the vesting of 45,190 options for Annie Pham under her Retention Agreement with exercise prices ranging from $6.32 to $19.28 per share. These accelerated options would not otherwise have vested prior to termination of employment according to their Market and Service conditions. Therefore, the Company recalculated the fair market value of these options as of her termination date of August 15, 2023 using the Black Scholes method.

2022 Stock Option Issuances

●	In April 2022, the Company appointed Joe Trelin as an additional independent director. The Company granted Mr. Trelin options to acquire 12,612 shares of common stock or a total of $270,000 at an exercise price of $25.04 per share for a term of ten years that vest one third per year after each Annual Meeting.

●	In September 2022 the Company granted additional options to acquire 4,371 shares of common stock valued at $90,000 to each to six of the non-employee Directors, by way of annual compensation under the Company’s compensation policy for non-employee directors, which vest monthly over a one-year-period.

●	Additionally, the Company granted 209,331 options to acquire common stock to employees. The options for the majority will vest annually over a one year period, 21,875 options vest monthly over a four-year period, and 21,875 performance-based and market-based options vest upon the achievement of certain market capitalization thresholds or performance conditions.

The Company determined the grant date fair market value of the options granted during the years ended December 31, 2023 and 2022 using the Black Scholes and Monte-Carlo Method as appropriate and the following assumptions:

	2023	2022
Expected volatility	112–125%	123–127%
Expected term	1.04–5 Years	5 Years
Risk free rate	3.52–4.92%	2.14–3.75%
Dividend rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2023, and 2022 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, January 1, 2022	1,113,904	$51.84	6.7	$67,488,214
Granted	248,169	$12.88	10.0	$-
Exercised	(49,712)	$18.56	8.8	$
Forfeited/cancelled	(20,764)	$52.96	7.9	$-
Outstanding, December 31, 2022	1,291,597	$6.48	6.7	$-
Granted	877,250	$5.38	10.0	$3,576,759
Exercised	(938)	$6.32	0.0	$-
Forfeited/cancelled	(371,166)	$52.39	6.3	$-
Outstanding, December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Exercisable, December 31, 2023	1,073,349	$32.86	4.9	$1,502,214

The following table summarizes stock option information as of December 31, 2023:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$2.64 – $5.00	354,375	9.0	148,867
$5.01 – $10.00	561,189	9.5	154,603
$10.01 – $15.00	43,703	2.9	43,703
$15.01 – $20.00	252,084	1.8	252,084
$20.01 – $121.28	585,392	5.1	474,092
	1,796,743	6.5	1,073,349

As of December 31, 2023, there was approximately $2.7 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2024 through 2026. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2023 and 2022 was approximately $0.5 million, and $8.9 million, respectively.

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

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
United States	(19,417,471)	(25,424,002)
Outside United States	12,356	1,208,777
Loss before income taxes	(19,405,115)	(24,215,225)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2023 and 2022:

	2023	2022

US Federal statutory federal income tax	21.00%	21.00%
State taxes	1.96%	-2.52%
Loss on debt extinguishment	-8.09%
Other deferred adjustments	-0.53%	3.03%
R&D credit	1.75%	0.00%
Change in valuation allowance	-16.09%	-21.57%

Total income tax provision	0.00%	-0.06%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Deferred tax assets
Net operating loss	17,231,979	14,997,873
Stock options	7,529,725	7,450,914
Federal tax credits	676,539	336,475
Basis difference in intangible and fixed assets	1,273,449	963,784
Accrued payroll	136,961	11,203
Accounting reserves	33,599	-
Capital loss	350,418	350,526
Valuation allowance	(27,232,670)	(24,110,775)
Deferred tax assets, net	-	-

As of December 31, 2023, the Company has available federal net operating loss carry forward of $73.6 million and state net operating loss carry forwards of $33.4 million. Federal net operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $59.2 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life.

The Company assesses the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2023 and 2022 the Company had a valuation allowance of approximately $27.0 million and $24.1 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

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

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 was recorded in other current asset, less $3,272 in costs to sell, and recognized a loss of $188,247 from the transaction. While the Company and Cards Plus continue to actively pursue payment of the remaining balance, which is subject to regulatory approval, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account in the year ended December 31, 2023 related to this receivable.

MultiPay business in Colombia

The Company has exited the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations.  We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our Verified platform.

As of December 31, 2022, all impacted employees had left the Company. MultiPay finalized the sale of the Company’s proprietary software to its major customer on June 30, 2023 for approximately $96,000 of sale consideration. The Company recorded the receivable under the sale in Other current assets, released foreign currency translation gain of approximately $155,000 and recognized a gain of $216,000 from the transaction. This receivable was collected in September 2023.

The following table summarizes the assets and liabilities of the MultiPay sale and the consideration received:

Amount
Carrying value of net assets sold:
Property and equipment write-off	$19,528
Net assets write-off	19,528

Sale consideration on disposition of net assets:
Sale consideration	95,852
Less: Value added tax	(15,304)
Net Consideration	80,548
Foreign currency translation:	155,049
Net gain on sale of a discontinued operation	$216,069

The operations of Cards Plus and MultiPay for the years ended December 31, 2023 and 2022 on a consolidated basis are below:

	For the Year Ended December 31,
Discontinued Operations	2023	2022
Discontinued Operations Total Revenues, net	$29,354	$1,503,333

Operating Expenses:
Cost of sales	-	665,269
General and administrative	12,267	1,021,649
Impairment loss	-	143,698
Depreciation and amortization	8,067	41,850
Total operating expenses	20,334	1,872,466

Income (Loss) from operations	9,020	(369,133)

Other Income (Expense):
Other income	-	10,161
Interest expense, net	-	(364)
Other income, net	-	9,797

Income (Loss) before income taxes	9,020	(359,336)

Income tax expense	(7,496)	(7,327)

Income (Loss) from discontinued operations	1,524	(366,663)
Gain (Loss) from sale of discontinued operations	216,069	(188,247)
Total Income (Loss) from discontinued operations	$217,593	$(554,910)

	For the Year Ended December 31,
	2023	2022
Cards Plus
Total Revenues, net	$-	$1,263,672

Operating Expenses:
Cost of sales	-	665,269
General and administrative	-	412,243
Impairment loss	-	143,698
Depreciation and amortization	-	24,451
Total operating expenses	-	1,245,661

Income from operations	-	18,011

Other Income (Expense):
Other income (expense), net	-	8,919
Interest expense, net	-	(364)
Other income, net	-	8,555

Income before income taxes	-	26,566

Income tax expense	-	(4,681)

Income from discontinued operations	-	21,885
Loss from sale of discontinued operations	-	(188,247)
Total loss from discontinued operations	$-	$(166,362)

	For the Year Ended December 31,
	2023	2022
MultiPay
Total Revenues, net	$29,354	$239,661

Operating Expenses:
General and administrative	12,267	609,406
Depreciation and amortization	8,067	17,399
Total operating expenses	20,334	626,805

Income (Loss) from operations	9,020	(387,144)

Other Income:
Other income, net	-	1,242
Other income	-	1,242

Income (Loss) before income taxes	9,020	(385,902)

Income tax expense	(7,496)	(2,646)

Income (Loss) from discontinued operations	1,524	(388,548)
Gain from sale of discontinued operations	216,069	-
Total Income (Loss) from discontinued operations	$217,593	$(388,548)

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the assets and liabilities have been reclassified as assets held for sale as of the respective balance sheet date as follows:

	December 31, 2023	December 31, 2022
Discontinued Operations Current Assets:
Cash	$-	$2,703
Accounts receivable, net	-	105,194
Other current assets	-	10,562
Current assets held for sale	-	118,459

Noncurrent Assets:
Property and equipment, net	-	27,595
Noncurrent assets held for sale	-	27,595

Total assets held for sale	$-	$146,054

Current Liabilities:
Accounts payable and accrued expenses	$-	$13,759
Total liabilities held for sale	$-	$13,759

As a result of meeting the discontinued operations/assets held for sale criteria for Cards Plus and the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,524	$(366,663)
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	8,067	41,850
Impairment of intangible assets	-	143,698
Changes in operating assets and liabilities:
Accounts receivable	105,194	(50,598)
Other current assets	10,562	170,536
Inventory	-	(78,806)
Accounts payable and accrued expenses	(13,759)	(102,486)
Deferred revenue	-	(36,664)
Adjustments relating to discontinued operations	110,064	87,530
Net cash flows from discontinued operations	$111,588	$(279,133)

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

MultiPay recognized revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, MultiPay also sold certain equipment from time to time for which revenue is recognized upon delivery to the customer.

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

Executive Compensation

As of December 31, 2023, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. The Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company.

Starting in fiscal year 2022 the Company adopted the new 401(k) plan where employer matches 100% of the employees contribution up to 3% of their salaries and 50% of the employee’s contribution (including both executives and other employees) between 3% and 5% of their salaries.

Leases

The Company rented office space in Long Beach, New York at a monthly cost of $2,500 in 2022 and 2021, respectively. The agreement was month to month and could be terminated on 30 days’ notice. The lease agreement was terminated in July 2022. The agreement was between the Company and Bridgeworks LLC, an entity principally owned by Mr. Beck, our former CEO and Director and his family.

In July 2022, the Company signed a new lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost is approximately $1,500 per month. The Company did not renew the lease agreement after July 2023 and has no remaining lease agreements as of December 31, 2023.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 was approximately $10,000 and $25,000, respectively. Rent expense included in loss from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 was approximately $2,000 and $90,000, respectively.

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