Form 10-Q
period 2024-03-31
authID Inc.
filed 2024-05-15
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, par value $0.0001	9,450,220 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$7,226,212	$10,177,099
Accounts receivable, net	328,782	91,277
Deferred contract costs	160,718	157,300
Other current assets, net	485,598	476,004
Contract assets	49,713	-
Total current assets	8,251,023	10,901,680

Intangible Assets, net	283,593	327,001
Goodwill	4,183,232	4,183,232
Total assets	$12,717,848	$15,411,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$906,244	$1,408,965
Deferred revenue	307,647	131,628
Commission liability	83,200	124,150
Convertible debt, net	228,539	-
Total current liabilities	1,525,630	1,664,743
Non-current Liabilities:
Convertible debt, net	-	224,424
Accrued severance liability	325,000	325,000
Total liabilities	1,850,630	2,214,167

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.0001 par value, 250,000,000 shares authorized; 9,450,220 shares issued and outstanding as of March 31, 2024 and December 31, 2023	945	945
Additional paid in capital	173,437,683	172,714,712
Accumulated deficit	(162,588,112)	(159,530,535)
Accumulated comprehensive income	16,702	12,624
Total stockholders’ equity	10,867,218	13,197,746
Total liabilities and stockholders’ equity	$12,717,848	$15,411,913

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues, net	157,378	37,856

Operating Expenses:
General and administrative	2,062,361	822,755
Research and development	1,204,968	120,638
Depreciation and amortization	43,408	76,017
Total operating expenses	3,310,737	1,019,410

Loss from continuing operations	(3,153,359)	(981,554)

Other Income (Expense):
Interest expense, net	(13,138)	(800,073)
Interest income	108,920	-
Other income (expense), net	95,782	(800,073)

Loss from continuing operations before income taxes	(3,057,577)	(1,781,627)
Income tax expense	-	-
Loss from continuing operations	(3,057,577)	(1,781,627)

Loss from discontinued operations	-	(2,255)
Net loss	$(3,057,577)	$(1,783,881)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(0.32)	$(0.56)
Discontinued operations	$(0.00)	$(0.00)
Weighted Average Shares Outstanding - Basic and Diluted:	9,450,220	3,180,538

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(3,057,577)	$(1,783,881)
Foreign currency translation gain (loss)	4,078	(24,066)
Comprehensive loss	$(3,053,499)	$(1,807,947)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	(2,598,592)	-	-	(2,598,592)
Shares issued in lieu of interest	68,186	7	222,420	-	-	222,427
Net loss	-	-	-	(1,783,881)	-	(1,783,881)
Foreign currency translation	-	-	-	-	(24,066)	(24,066)
Balances, March 31, 2023	3,247,975	$325	$137,881,276	$(141,914,040)	$131,863	$(3,900,576)

Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-	-	722,971	-	-	722,971
Net loss	-	-	-	(3,057,577)	-	(3,057,577)
Foreign currency translation	-	-	-	-	4,078	4,078
Balances, March 31, 2024	9,450,220	$945	$173,437,683	$(162,588,112)	$16,702	$10,867,218

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,057,577)	$(1,783,881)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	722,971	(2,598,592)
Depreciation and amortization expense	43,408	76,017
Amortization of debt discounts and issuance costs	4,115	567,287
Non-cash recruiting fees	-	492,000
Shares issued in lieu of interest	-	222,427
Other non-cash interest expense	-	8,250
Changes in operating assets and liabilities:
Accounts receivable	(237,506)	206,419
Deferred contract costs	(44,368)	-
Other assets	(59,233)	106,600
Accounts payable and accrued expenses	(495,357)	155,371
Deferred revenue	176,019	(7,449)
Other accrued liabilities	-	325,000
Adjustments relating to discontinued operations	-	60,494
Net cash flows from operating activities	(2,947,528)	(2,170,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit facility drawdown, net of issuance costs	-	543,760
Net cash flows from financing activities	-	543,760

Effect of Foreign Currencies	(3,359)	(22,505)

Net Change in Cash	(2,950,887)	(1,648,802)
Cash, Beginning of the Period	10,177,099	3,237,106
Cash, Beginning of the Period - Discontinued Operations	-	2,703
Cash, End of the Period - Discontinued Operations	-	(3,025)
Cash, End of the Period	$7,226,212	$1,587,982

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,023	$-
Cash paid for income taxes - discontinued operations	$-	$1,294

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2024, the Company had an accumulated deficit of approximately $162.6 million. For the three months ended March 31, 2024, the Company earned revenue from continuing operations of approximately $0.16 million, used approximately $2.9 million to fund its operations, and incurred a net loss of approximately $3.1 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition, and acquiring new clients to generate revenues and cash flows. In 2024 and 2025, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported loss from continuing operations and management does not believe that this reclassification is material to the consolidated financial statements taken as a whole. Specifically, we reclassified approximately $19,000 in Q1 2023 expenses from research and development expenses to general and administrative expenses.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024 and 2023 because their effect was antidilutive:

Security	2024	2023

Convertible notes payable	8,277	308,287
Warrants	598,267	153,653
Stock options	1,880,971	993,208
	2,487,515	1,455,148

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue.

Any usage-based fees in excess of the minimum contract amount are charged to the customer and allocated to the annual period in which they are earned under the contract. At the beginning of each annual period in the contract, the Company estimates the variable amounts for the annual period subject to the constrained variable consideration (usage-based fees) and recognizes that amount on a time-elapsed basis over the annual period. At each reporting date within an annual period, the Company reassesses its estimate of the excess variable amounts for the annual period and updates the amount recognized on a time-elapsed basis over the remainder of the annual period.

The Company had deferred revenue contract liabilities of approximately $308,000 and $132,000 as of March 31, 2024 and December 31, 2023, respectively, for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of March 31, 2024 are expected to be earned over the next twelve months.

Remaining Performance Obligations

As of March 31, 2024, the Company’s Remaining Performance Obligation (RPO) was $4.03 million, of which $0.31 million is held as deferred revenue and $3.73 million is related to other non-cancellable contracted amounts. The Company expects approximately 40% of the RPO to be recognized as revenue over the next twelve months ending March 31, 2025 based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Deferred Contract Costs – We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the three months ended March 31, 2024:

Deferred
Contract Costs

Carrying Value at December 31, 2023	$157,300
Additions	5,850
Amortization	(2,432)
Carrying Value at March 31, 2024	$160,718

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at March 31, 2024 (unaudited) and December 31, 2023:

	March 31,	December 31,
	2024	2023

Prepaid insurance	$73,797	$184,492
Prepaid third party services	411,801	291,512
	$485,598	$476,004

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2023	$212,798	$114,203	$327,001
Amortization	(39,293)	(4,115)	(43,408)
Carrying Value at March 31, 2024	$173,505	$110,088	$283,593

The following is a summary of intangible assets as of March 31, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,734,662	$164,614	$1,899,276
Accumulated amortization	(1,561,157)	(54,526)	(1,615,683)
Carrying Value at March 31, 2024	$173,505	$110,088	$283,593

Amortization expense totaled approximately $43,000 and $76,000 for the three months ended March 31, 2024, and 2023, respectively.

Future expected amortization of intangible assets is as follows:

2024 (Remainder of the Year)	$130,224
2025	69,328
2026	19,230
2027	16,461
2028	16,461
Thereafter	31,889
$283,593

There was no impairment indicator identified for impairment of the Company’s intangible assets and goodwill as of March 31, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2024 (unaudited) and December 31, 2023:

	March 31,	December 31,
	2024	2023

Trade payables	$239,376	$339,832
Accrued payroll and related obligations	412,965	707,317
Other accrued expenses	253,903	361,816
	$906,244	$1,408,965

NOTE 5 – RELATED PARTY TRANSACTIONS

Board of Directors

On February 15, 2024, Mr. Joe Trelin tendered his resignation as Chairman and a Director of the Company, effective immediately. On February 20, 2024, the board of directors of the Company (the “Board”) accepted his resignation and agreed to vest the unvested portion of an option granted to Mr. Trelin on June 28, 2023, amounting to 6,511 shares.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. As of March 31, 2024, the Company held a balance of approximately $163,000 in prepaid expenses related to this service agreement.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-eight (1-for-8) reverse split (the “Reverse Split”) of the shares of the Company’s common stock. The Reverse Split became effective on July 7, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “AUID”, when the market opened on July 10, 2023. The Reverse Split affected all holders of common stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 62,816,330 shares of common stock were issued and outstanding immediately prior to the Reverse Split, and 7,874,962 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock received an additional fraction of a share of common stock to round up their holding to the next whole share. In addition, effective as of the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise prices thereof, as well as to the conversion price under the remaining Convertible Notes. The impact of this change in capital structure has been retroactively applied to all periods presented herein.

Common Stock

There was no common stock issued during the three months ended March 31, 2024.

During the quarter ended March 31, 2023, the Company issued 68,186 shares of common stock for approximately $222,000 of interest accrued under the Convertible Notes.

Warrants

There was no warrant activity for the three months ended March 31, 2024 and 2023. As of March 31, 2024, there are warrants to acquire 598,267 shares for a weighted average exercise price of $11.89 per share with weighted average remaining life of 3.7 years.

Stock Options

During the three months ended March 31, 2024, the Company granted a total of 100,000 options to certain new employees at exercise prices ranging from $9.05 to $9.61 per share.

During the three months ended March 31, 2024 the Company agreed to accelerate the vesting of 6,511 options for Mr. Joe Trelin under the terms of his resignation with an exercise price of $5.48 per share. These accelerated options would not otherwise have vested prior to termination of service according to their Service conditions. Therefore, the Company recalculated the fair value of these options as of his termination date of February 20, 2024 using the Black Scholes method.

The Company determined the grant date fair value of options granted for the three months ended March 31, 2024, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	123%
Expected term	5 years
Risk free rate	3.80% – 4.03%
Dividend rate	0.00%

Activity related to stock options for the three months ended March 31, 2024 (unaudited), is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Yrs.)	Value

Outstanding at December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Granted	100,000	$9.38	10.0	$-
Exercised	-	$-	-	$-
Forfeited/cancelled	(15,772)	$13.35	4.3	$-
Outstanding as of March 31, 2024	1,880,971	$24.23	6.4	$2,163,663
Exercisable as of March 31, 2024	1,158,568	$30.57	5.0	$1,085,676

The following table summarizes stock option information as of March 31, 2024 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

$2.64 – $5.00	354,379	8.8	171,103
$5.01 – $10.00	661,189	9.1	224,949
$10.01 – $15.00	43,703	2.7	43,703
$15.01 – $20.00	252,084	1.5	252,084
$20.01 – $121.28	569,616	4.1	466,729
	1,880,971	6.1	1,158,568

During the three months ended March 31, 2024, the Company recognized approximately $0.72 million of stock option-based compensation expense. As of March 31, 2024, there was approximately $2.6 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Leases

The Company has no remaining lease agreements as of July 2023.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the three months ended March 31, 2024 was approximately $1,000, compared with $5,000 for the three months ended March 31, 2023.

NOTE 8 – SUBSEQUENT EVENT

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

As used in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” except where the context otherwise requires, the term “we,” “us,” “our,” “authID” or “the Company,” refers to the business of authID Inc. and its subsidiaries.

Overview

authID ensures cyber-savvy enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction. Through its easy-to-integrate, patented, biometric identity platform, authID quickly and accurately verifies a user’s identity, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience – delivering identity verification in 700ms. Establishing a biometric root of trust for each user that is bound to their accounts, or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems.

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

Discontinued Operations

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia. On June 30, 2023, the Company completed the sale of its legacy payments software by MultiPay. MultiPay S.A.S., and IDGS S.A.S operations are presented as discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2023, as they met the criteria for discontinued operations under applicable accounting guidance.

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

The Company was incorporated in the State of Delaware on September 21, 2011, and changed our name from Ipsidy Inc. to authID Inc. on July 18, 2022. Our corporate headquarters is located at 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203 and our main phone number is (516) 274-8700. Our website address is www.authid.ai. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-Q and you should not consider information on our website to be part of this Form 10-Q.

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

As of March 31, 2024, the Company had an accumulated deficit of approximately $162.6 million. For the three months ended March 31, 2024, the Company earned revenue from continuing operations of approximately $0.16 million, used approximately $2.9 million to fund its operations, and incurred a net loss of approximately $3.1 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows. In 2024 and 2025, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	For the
	Three Months Ended
	March 31,	March 31,
	2024	2023

Loss from continuing operations	$(3,057,577)	$(1,781,627)

Addback:

Interest expense, net	13,138	800,073
Interest income	(108,920)	-
Severance cost	-	811,041
Depreciation and amortization	43,408	76,017
Non-cash recruiting fees	-	492,000
Stock compensation	722,971	(2,598,591)
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,386,980)	$(2,201,087)

Three Months Ended March 31, 2024 and March 31, 2023 – Continuing Operations

Revenues, net

During the three months ended March 31, 2024, the Company’s revenues were approximately $157,000 compared to approximately $38,000 in the three months ended March 31, 2023, principally due to the recognition of revenue from new customer contracts signed in the 2nd half of 2023.

General and administrative expenses

During the three months ended March 31, 2024 compared to the three months ended March 31, 2023, general and administrative expense increased by approximately $1.2 million. This was comprised of a one-time event, representing approximately $2.5 million reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024 and an approximately $1.3 million reduction in expense due to cost savings from the 2023 restructuring initiative.

Research and development expenses

During the three-month period ended March 31, 2024 compared to March 31, 2023, research and development expenses increased by approximately $1.1 million, principally related to the one-time reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024.

Depreciation and amortization expense

During the three months ended March 31, 2024 compared to March 31, 2023, depreciation and amortization expense was approximately $0.03 million less as the Company reduced the value of certain legacy business asset values.

Interest expense, net

Interest expense, net includes interest expense, debt issuance and discount amortization expense. Interest expense decreased by approximately $0.8 million during the three-month period ended March 31, 2024 compared to March 31, 2023 principally due to the exchange of Convertible Notes for common stock in May 2023.

Three Months Ended March 31, 2024 and March 31, 2023 – Discontinued Operations

On May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia.

MultiPay business in Colombia

In June 2023, MultiPay finalized the sale of the Company’s proprietary software to its major customer for approximately $96,000. As a result, the Company recognized a gain of approximately $216,000 which included the release of a foreign currency translation gain of approximately $155,000.

Although the Company exited the MultiPay business in Colombia, it still maintains an authID customer support and operations team in Bogota which performs essential functions to support the global operations of our Verified product.

Liquidity and Capital Resources

The Company has approximately $7.2 million of cash on hand and approximately $6.7 million of working capital as of March 31, 2024.

Cash used in operating activities was approximately $2.9 million and $2.2 million in the three months ended March 31, 2024 and 2023, respectively.

The Company did not have any cash flows investing activities for the three months ended March 31, 2024 and 2023.

Cash provided by financing activities in the three months ended March 31, 2023 consisted of approximately $0.5 million from an initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

In 2024 and 2025, the Company will need to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Ukraine and the Middle East

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms..

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Option Grants

During the three months ended March 31, 2024, the Company granted a total of 100,000 options to certain new employees at exercise prices ranging from $9.05 to $9.61 per share.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Retirement of Joseph Trelin and Appointment of Kunal Metha

On February 15, 2024, Mr. Joe Trelin tendered his resignation as Chairman and a Director of the Company, effective immediately. On February 20, 2024, the Board of Directors of the Company accepted his resignation and agreed to vest the unvested portion of an option granted to Mr. Trelin June 28, 2023, amounting to 6,511 shares.

On March 25, 2024, Kunal Mehta was appointed as an independent member of the Board of Directors of the Company. Mr. Mehta entered into a letter agreement with the Company pursuant to which, in addition to other compensation, he will be granted options to purchase common stock on the third trading day after the announcement of the Company’s results for the first quarter of 2024.

Equity Grant Policy

Recognizing the importance of adhering to appropriate practices and procedures when granting equity awards, on April 19, 2024, the Board of Directors adopted the Policy on Granting Equity Awards. Under this policy, the Compensation Committee of the Board of Directors may grant equity awards. The Compensation Committee may from time to time grant limited authority to the CEO to offer awards to new hires subject to Compensation Committee ratification. The policy established the following procedures for the Company to issue equity awards:

●	Equity award grants to existing employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least three business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information.

●	With respect to grants made to named executive officers, the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information.

●	Grants of stock options to new hires (other than to new hires who will be Section 16 officers), or for promotions, retention or other special purposes will be described as subject to the approval of the Compensation Committee at its next scheduled meeting and the grant date of such stock options, if approved by the Compensation Committee, shall be the date of such meeting.

●	Annual grants of equity awards to members of the Board of Directors shall be effective within three business days after the date of the Annual Stockholders Meeting at which such Director is elected or re-elected.

We plan to monitor and periodically review our equity grant policy to ensure compliance with plan rules and applicable law.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (14)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (18)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.5 (7)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (8)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (8)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (9)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (11)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (10)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (10)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (10)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (10)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (10)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (10)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (12)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (13)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.24 (16)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (16)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (16)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.

10.27 (16)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (17)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (17)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (17)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (19)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (19)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (21)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (22)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (22)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (22)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (22)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.38 (24)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.39 (25)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.40 (27)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.41 (27)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.42 (27)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.42 (28)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.43 (29)	Letter Agreement between Kunal Mehta and authID Inc.
14.1 (26)	Code of Ethics
21.1 (20)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (26)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 *	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(9)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(18)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.

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
Dated: May 15, 2024