Form 10-Q
period 2024-06-30
authID Inc.
filed 2024-08-08
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 5, 2024
Common Stock, par value $0.0001	10,920,851 shares
Documents incorporated by reference:	None

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$14,407,393	$10,177,099
Accounts receivable, net	192,667	91,277
Deferred contract costs	156,735	157,300
Other current assets, net	771,755	476,004
Contract assets	201,610	-
Total current assets	15,730,160	10,901,680

Intangible Assets, net	255,171	327,001
Goodwill	4,183,232	4,183,232
Total assets	$20,168,563	$15,411,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$998,040	$1,408,965
Deferred revenue	243,772	131,628
Commission liability	46,612	124,150
Accrued severance liability	325,000	-
Convertible debt, net	232,654	-
Total current liabilities	1,846,078	1,664,743
Non-current Liabilities:
Convertible debt, net	-	224,424
Accrued severance liability	-	325,000
Total liabilities	$1,846,078	$2,214,167

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 and 250,000,000 shares authorized; 10,920,851 and 9,450,220 shares issued and outstanding as of June 30, 2024 and December 31, 2023 respectively	1,092	945
Additional paid in capital	184,164,638	172,714,712
Accumulated deficit	(165,849,353)	(159,530,535)
Accumulated comprehensive income	6,108	12,624
Total stockholders’ equity	18,322,485	13,197,746
Total liabilities and stockholders’ equity	$20,168,563	$15,411,913

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues, net	280,438	37,142	437,816	74,998

Operating Expenses:
General and administrative	2,169,160	2,016,908	4,231,521	2,839,662
Research and development	1,392,103	703,590	2,597,071	824,228
Depreciation and amortization	44,004	76,019	87,412	152,036
Total operating expenses	3,605,267	2,796,517	6,916,004	3,815,926

Loss from continuing operations	(3,324,829)	(2,759,375)	(6,478,188)	(3,740,928)

Other Income (Expense):
Interest expense, net	(10,369)	(282,109)	(23,507)	(1,082,182)
Interest income	73,957	1,160	182,877	1,160
Loss on debt extinguishment	-	(380,741)	-	(380,741)
Conversion expense	-	(7,476,000)	-	(7,476,000)
Other income (expense), net	63,588	(8,137,690)	159,370	(8,937,763)

Loss from continuing operations before income taxes	(3,261,241)	(10,897,065)	(6,318,818)	(12,678,691)
Income tax expense	-	(3,255)	-	(3,255)
Loss from continuing operations	(3,261,241)	(10,900,320)	(6,318,818)	(12,681,946)

Gain from discontinued operations	-	5,694	-	3,439
Gain on sale of discontinued operations	-	216,069	-	216,069
Total gain from discontinued operations	-	221,763	-	219,508
Net loss	$(3,261,241)	$(10,678,557)	$(6,318,818)	$(12,462,438)

Net Loss Per Share - Basic and Diluted
Continuing operations	$(0.34)	$(2.16)	$(0.67)	$(3.09)
Discontinued operations	-	$0.04	-	$0.05
Weighted Average Shares Outstanding - Basic and Diluted:	9,501,691	5,046,514	9,475,956	4,108,372

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Loss	$(3,261,241)	$(10,678,557)	$(6,318,818)	$(12,462,438)
Foreign currency translation loss	(10,594)	(132,071)	(6,516)	(156,137)
Comprehensive loss	$(3,271,835)	$(10,810,628)	$(6,325,334)	$(12,618,575)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, March 31, 2024	9,450,220	$945	$173,437,683	$(162,588,112)	$16,702	$10,867,218
Stock-based compensation	-	-	725,704	-	-	725,704
Sale of common stock for cash, net of offering costs	1,464,965	146	10,001,252	-	-	10,001,398
Cashless stock option exercise	5,666	1	(1)	-	-	-
Net Loss	-	-	-	(3,261,241)	-	(3,261,241)
Foreign currency translation	-	-	-	-	(10,594)	(10,594)
Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485

Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-	-	1,448,675	-	-	1,448,675
Sale of common stock for cash, net of offering costs	1,464,965	146	10,001,252	-	-	10,001,398
Cashless stock option exercise	5,666	1	(1)	-	-	-
Net loss	-	-	-	(6,318,818)	-	(6,318,818)
Foreign currency translation	-	-	-	-	(6,516)	(6,516)
Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485

Balances, March 31, 2023	3,247,957	$325	$137,881,276	$(141,914,040)	$131,863	$(3,900,576)
Stock-based compensation	-	-	1,055,690	-	-	1,055,690
Warrants issued for services	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	43,348	4	165,147	-	-	165,151
Conversion of convertible notes into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,383,443	-	-	6,383,641
Net loss	-	-	-	(10,678,557)	-	(10,678,557)
Foreign currency translation	-	-	-	-	(132,071)	(132,071)
Balances, June 30, 2023	7,874,962	$786	$162,155,308	$(152,592,597)	$(208)	$9,563,289

Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	(1,542,902)	-	-	(1,542,902)
Warrants issued for services	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Conversion of convertible notes into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,383,443	-	-	6,383,641
Net loss	-	-	-	(12,462,438)	-	(12,462,438)
Foreign currency translation	-	-	-	-	(156,137)	(156,137)
Balances, June 30, 2023	7,874,962	$786	$162,155,308	$(152,592,597)	$(208)	$9,563,289

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,318,818)	$(12,462,438)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	1,448,675	(1,542,902)
Depreciation and amortization expense	87,412	152,036
Amortization of debt discounts and issuance costs	8,230	689,305
Non-cash recruiting fees	-	438,000
Shares issued in lieu of interest	-	387,578
Gain from sale of discontinued operation	-	(216,069)
Loss on debt extinguishment	-	380,741
Conversion expense	-	7,476,000
Changes in operating assets and liabilities:
Accounts receivable	(101,390)	219,684
Deferred contract costs	(76,973)	-
Other current assets	(497,379)	(136,564)
Accounts payable and accrued expenses	(411,552)	63,546
Deferred revenue	112,144	(22,211)
Other accrued liabilities	-	290,000
Adjustments relating to discontinued operations	-	110,064
Net cash flows from operating activities	(5,749,651)	(4,173,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(15,582)	-
Net cash flows from investing activities	(15,582)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	10,001,398	6,383,641
Credit facility drawdown, net of issuance costs	-	543,760
Net cash flows from financing activities	10,001,398	6,927,401

Effect of Foreign Currencies	(5,871)	(12,206)

Net Change in Cash	4,230,294	2,741,965
Cash, Beginning of the Period	10,177,099	3,237,106
Cash, Beginning of the Period - Discontinued Operations	-	2,703
Cash, End of the Period - Discontinued Operations	-	-
Cash, End of the Period	$14,407,393	$5,981,773

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,276	$-
Cash paid for income taxes - discontinued operations	$-	$364
Cash paid for income taxes	$-	$3,255
Cash paid for income taxes - discontinued operations	$-	$1,254

Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible note payable and accrued interest to common stock	$-	$7,856,011
Conversion of credit facility borrowings into common stock	$-	$900,000
Warrants for services with the sale of common stock	$877,392	$725,889
Cashless option and warrant exercises	$1	$-

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of June 30, 2024, the Company had an accumulated deficit of approximately $165.8 million. For the three and six months ended June 30, 2024, the Company earned revenue from continuing operations of approximately $0.3 million and $0.4 million, used approximately $2.8 million and $5.7 million to fund its operations, and incurred a net loss of approximately $3.3 million and $6.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition, and acquiring new clients to generate revenues and cash flows. In June 2024, the Company raised approximately $10.0 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to a registered direct offering. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported loss from continuing operations and management does not believe that this reclassification is material to the consolidated financial statements taken as a whole. Specifically, for the three and six months ended June 30, 2023, we reclassified approximately $64,000 and $93,000, respectively, in expenses from research and development expenses to general and administrative expenses.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2024 and 2023 because their effect was antidilutive:

Security	2024	2023

Convertible notes payable	8,277	8,277
Warrants	697,446	497,895
Stock options	1,852,819	1,561,070
	2,558,542	2,067,242

Revenue Recognition

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

The Company had deferred revenue contract liabilities of approximately $244,000 and $132,000 as of June 30, 2024 and December 31, 2023, respectively, for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of June 30, 2024 are expected to be earned over the next twelve months.

Concentration of Revenue and Accounts Receivable

For the six months ended June 30, 2024, two customers represented 59% of revenue, respectively. For the six months ended June 30, 2023, one customer represented 47% of revenue. For the three months ended June 30, 2024, three customers represented 76% of revenue, respectively. For the three months ended June 30, 2023, one customer represented 51% of revenue. As of June 30, 2024, three customers accounted for 80% respectively, of accounts receivable. As of December 31, 2023, two customers accounted for 67%, respectively, of accounts receivable.

Remaining Performance Obligations

As of June 30, 2024, the Company’s Remaining Performance Obligation (RPO) was $4.24 million, of which $0.24 million is held as deferred revenue and $4.00 million is related to other non-cancellable contracted amounts. The Company expects approximately 36% of the RPO to be recognized as revenue over the next twelve months ending June 30, 2025 based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Deferred Contract Costs – We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the six months ended June 30, 2024:

Deferred
Contract Costs

Carrying Value at December 31, 2023	$157,300
Additions	8,294
Amortization	(8,859)
Carrying Value at June 30, 2024	$156,735

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30, 2024 (unaudited) and December 31, 2023:

	June 30,	December 31,
	2024	2023

Prepaid insurance	$310,205	$184,492
Prepaid third party services	461,550	291,512
	$771,755	$476,004

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2023	$212,798	$114,203	$327,001
Additions	-	15,582	15,582
Amortization	(78,585)	(8,827)	(87,412)
Carrying Value at June 30, 2024	$134,213	$120,958	$255,171

The following is a summary of intangible assets as of June 30, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,734,662	$180,196	$1,914,858
Accumulated amortization	(1,600,449)	(59,238)	(1,659,687)
Carrying Value at June 30, 2024	$134,213	$120,958	$255,171

Amortization expense totaled approximately $87,000 and $152,000 for the six months ended June 30, 2024, and 2023, respectively.

Future expected amortization of intangible assets is as follows:

2024 (Remainder of the Year)	$87,595
2025	70,889
2026	20,786
2027	18,019
2028	18,019
Thereafter	39,863
$255,171

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of June 30, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2024 (unaudited) and December 31, 2023:

	June 30,	December 31,
	2024	2023

Trade payables	$248,907	$235,606
Accrued payroll and related obligations	97,168	707,317
Insurance Premium Liability	245,542	104,226
Other accrued expenses	406,423	361,816
	$998,040	$1,408,965

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

On March 25, 2024, Mr. Kunal Mehta was appointed as a Director of the Company, upon the standard terms for non-employee Directors. On May 20, 2024, Mr. Mehta was granted an option to purchase 13,282 shares of common stock at an exercise price of $7.78 per share. 12,500 of the shares vest annually in equal amounts over a three-year period commencing in 2025 and 782 shares vested monthly in equal amounts over a three-month period commencing March 2024.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. As of June 30, 2024, the Company held a balance of approximately $117,000 in prepaid expenses related to this service agreement. In June 2024, the agreement with TPG was renewed for an additional year at a reduced fee rate of $70,000 per month. Total expense incurred under this contract during the three and six months ended June 30, 2024 was approximately $285,000 and $542,000, respectively. Total expense incurred under this contract during the three and six months ended June 30, 2023 was approximately $67,000 and $99,000, respectively.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. On July 12, 2023, Dale was granted an option to purchase 25,000 shares of common stock at an exercise price of $7.36 and on December 21, 2023 he was granted a further option to purchase 4,000 shares of common stock at an exercise price of $9.25 per share. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the six months ended June 30, 2024, Dale Daguro earned approximately $148,000 in base salary and sales commission.

Issuance of Common Stock

On June 27, 2024, Michael Thompson, a Director of the Company purchased 12,254 shares of the Company’s common stock at an aggregate price of $100,000, as part of the Company’s Registered Direct offering (See Note 6 – Stockholders’ Equity).

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2024, pursuant to Securities Purchase Agreements in a Registered Direct Offering, the Company issued 1,464,965 shares of common stock for cash gross proceeds of approximately $11.0 million (or approximately $10.0 million, net of offering costs).

During the six months ended June 30, 2024 the Company issued 5,666 shares of common stock, upon the cashless exercise of a stock option.

During the six months ended June 30, 2023, shares of common stock were issued as a result of the following transactions:

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for cash gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock.

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount). In addition, the Company recorded approximately $7.5 million of expense on conversion of convertible notes.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility.

Warrants

On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $7.50 per share.

During the six months ended June 30, 2023, warrants were issued as a result of the following transactions:

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $3.664 per share.

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to Madison III, LLC with a term of 5 years and an exercise price of $3.164 per share.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2024 (unaudited):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, December 31, 2023	598,267	$11.89	3.9 Years
Granted	102,547	$7.50	5.0 Years
Exercised/Cancelled	(3,368)	$21.12	-
Outstanding, June 30, 2024	697,446	$11.20	3.7 Years

Stock Options

During the six months ended June 30, 2024, the Company granted Mr. Kunal Mehta 13,282 options to purchase common stock at an exercise price of $7.78 per share. During the six months ended June 30, 2024, the Company also granted a total of 100,000 options to certain new employees at exercise prices ranging from $9.05 to $9.61 per share.

During the six months ended June 30, 2024 the Company agreed to accelerate the vesting of 6,511 options for Mr. Joe Trelin under the terms of his resignation with an exercise price of $5.48 per share. These accelerated options would not otherwise have vested prior to termination of service according to their Service conditions. Therefore, the Company recalculated the fair value of these options as of his resignation date of February 20, 2024 using the Black Scholes method.

The Company determined the grant date fair value of options granted for the six months ended June 30, 2024, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	122 – 123%
Expected term	5 years
Risk free rate	3.80% - 4.46%
Dividend rate	0.00%

Activity related to stock options for the six months ended June 30, 2024 (unaudited), is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Granted	113,282	$9.19	10.0	$15,540
Exercised	(15,625)	$5.48	-	$-
Forfeited/cancelled	(41,581)	$24.88	6.5	$-
Outstanding as of June 30, 2024	1,852,819	$24.43	6.2	$4,583,031
Exercisable as of June 30, 2024	1,227,820	$29.32	5.1	$2,422,237

The following table summarizes stock option information as of June 30, 2024 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

$2.64 – $5.00	342,628	8.8	193,339
$5.01 – $10.00	651,381	9.1	269,719
$10.01 – $15.00	43,078	2.4	43,078
$15.01 – $20.00	252,084	1.3	252,084
$20.01 – $121.28	563,648	3.8	469,600
	1,852,819	6.2	1,227,820

During the six months ended June 30, 2024, the Company recognized approximately $1.5 million of stock option-based compensation expense. As of June 30, 2024, there was approximately $1.8 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. As of June 30, 2024, there were 444,115 shares allocated to and available for issuance of awards under the 2024 Plan but no such awards have yet been granted.

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

NOTE 8 – SUBSEQUENT EVENTS

In July 2024, the Company evaluated the rollout timelines for several customers who have delayed go-live adoption dates due to their respective corporate processes and timelines. The Company has come to a verbal agreement with one customer (who comprises $1.3 million of the Company’s RPO) to modify the terms of their contract to defer the timing of their minimum payment obligations by approximately 12 months. The Company expects this modification agreement to be finalized during the quarter ending September 30, 2024, resulting in a reduction in the future periodic recognition of the revenue associated with this performance obligation through the end of the initial contract period, December 31, 2027. The proposed modification is not expected to affect the overall RPO associated with this customer’s contract.

In August 2024, the Board adopted a new policy on compensation for non-employee directors, which is summarized as follows

Each non-employee director will receive:

●	Total annual compensation equal to $125,000, payable in cash and equity.

●	Annual cash compensation of $8,000, or $10,000 if they are a committee chair, payable quarterly in arrear.

●	Annual equity compensation of $117,000 by way of an option grant to purchase common stock. The number of shares which will be the subject of each grant shall be determined by reference to the Black Scholes value of the grant based on the closing price of the common stock, as reported by the NASDAQ Stock Market (or such other principal securities exchange or market system on which the common stock is then listed,) on the date of the Annual Meeting, at which the director is re-elected by the stockholders to serve on the Board. Each stock option shall be a non-qualified stock option with a term of 10 years and shall become fully vested on the first anniversary of the grant date, with equal monthly vesting over a 12 month period, provided that such non-employee director remains as a director of the Company during such 12 month period. Each such option shall have an exercise price equal to the closing price of the common stock, as reported by the NASDAQ Stock Market, on the grant date. The grant date may be deferred in accordance with the Company’s Policy on Granting Equity Awards, if the Annual Meeting is held during a closed trading window.

In accordance with this new policy, each non-employee director will receive an option grant of 15,627 shares, on the third day after the announcement of the Company’s results for the period ended June 30, 2024, at an exercise price equal to the closing price of the common stock on the NASDAQ Stock Market on that day.

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

As of June 30, 2024, the Company had an accumulated deficit of approximately $165.8 million. For the six months ended June 30, 2024, the Company earned revenue from continuing operations of approximately $0.4 million, used approximately $5.7 million to fund its operations, and incurred a net loss of approximately $6.3 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows. In June 2024, the Company raised approximately $10.0 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to a registered direct offering. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Loss from continuing operations	$(3,261,241)	$(10,900,320)	$(6,318,818)	$(12,681,946)

Addback:

Interest expense, net	10,369	282,109	23,507	1,082,182
Other income	(73,957)	(1,160)	(182,877)	(1,160)
Loss on debt extinguishment	-	380,741	-	380,741
Conversion expense	-	7,476,000	-	7,476,000
Severance cost	8,638	17,917	14,251	828,958
Depreciation and amortization	44,004	76,019	87,412	152,036
Non-cash recruiting fees	-	(54,000)	-	438,000
Taxes	-	3,255	-	3,255
Stock compensation	725,704	1,055,690	1,448,675	(1,542,902)
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,546,483)	(1,663,749)	(4,927,850)	(3,864,836)

Three and Six Months Ended June 30, 2024 and June 30, 2023 – Continuing Operations

Revenues, net

During the three and six months ended June 30, 2024, the Company’s revenues were approximately $280,000 and $438,000, respectively, compared to approximately $37,000 and $75,000, respectively, in the three and six months ended June 30, 2023, principally due to the recognition of revenue from new customer contracts signed in the 2nd half of 2023.

General and administrative expenses

During the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, general and administrative expense increased by approximately $0.2 million and $1.4 million, respectively. The increase for the six months period was comprised of a one-time event, representing an approximately $2.5 million reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024 and an approximately $1.1 million reduction in expense due to cost savings from the 2023 restructuring initiative.

Research and development expenses

During the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, research and development expenses increased by approximately $0.7 million and $1.8 million, respectively. The increase was comprised of re-investment in employees and contractors following the 2023 restructuring as well as $0.8 million from the one-time reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024.

Depreciation and amortization expense

During the three and six months ended June 30, 2024 compared to June 30, 2023, depreciation and amortization expense was approximately $0.03 million and $0.06 million less, respectively, as the Company reduced the value of certain legacy business asset values.

Interest expense, net

Interest expense, net includes interest expense, debt issuance and discount amortization expense. Interest expense decreased by approximately $0.3 million and $1.1 million during the three and six months ended June 30, 2024 compared to June 30, 2023 principally due to the exchange of Convertible Notes for common stock in May 2023.

Three and Six Months Ended June 30, 2024 and June 30, 2023 – Discontinued Operations

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

Although the Company exited the MultiPay business in Colombia, it still maintains an authID customer support and operations team in Bogota which performs essential functions to support the global operations of our Verified and Proof products.

Liquidity and Capital Resources

The Company has approximately $14.4 million of cash on hand and approximately $13.9 million of working capital as of June 30, 2024.

Cash used in operating activities was approximately $5.7 million and $4.2 million in the six months ended June 30, 2024 and 2023, respectively.

Cash used in investing activities for the six months ended June 30, 2024 was approximately $16,000, compared with $0 for six months ended June 30, 2023, for the payment of patent costs.

Cash provided by financing activities in the six months ended June 30, 2024 consisted of approximately $10.0 million in proceeds from the sale of common stock, net of offering costs.

Cash provided by financing activities in the six months ended June 30, 2023 consisted of approximately $6.4 million in proceeds from the sale of common stock, net of offering costs, and $0.5 million initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

In 2025, the Company will need to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

There is no guarantee that our current business plan will not change, and as a result of such change, we will need additional capital to implement such business plan. Further, assuming we achieve our expected growth plan, of which there is no guarantee, we will need additional capital to implement growth beyond our current business plan.

Ukraine and the Middle East

The war in Ukraine and the Middle East may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support us from those regions. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, and Latin America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, the Company granted a total of 100,000 options to certain new employees at exercise prices ranging from $9.05 to $9.61 per share.

Mr. Mehta, a director of the Company, was granted an option to purchase 13,282 shares of common stock at an exercise price of $7.78 per share. 12,500 of the shares vest annually in equal amounts over a three-year period commencing in 2025 and 782 shares vested monthly in equal amounts over a three-month period commencing March 2024.

The Company issued 5,666 shares of common stock in connection with the cashless exercise of stock options by employees.

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

On March 25, 2024, Kunal Mehta was appointed as an independent member of the Board of Directors of the Company. Mr. Mehta entered into a letter agreement with the Company upon standard terms for non-employee directors. Mr. Mehta was granted an option to purchase 13,282 shares of common stock at an exercise price of $7.78 per share. 12,500 of the shares vest annually in equal amounts over a three-year period commencing in 2025 and 782 shares vested monthly in equal amounts over a three-month period commencing March 2024.

Amendment of Certificate of Incorporation.

On June 26, 2024, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State which reduced the number of shares of Common Stock, which the Company is authorized to issue from 250,000,000 to 150,000,000.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (14)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7(31)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (18)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.5 (7)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (8)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (8)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (9)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (11)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (10)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (10)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (10)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (10)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (10)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (10)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (12)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (13)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.24 (16)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (16)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (16)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.

10.27 (16)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (17)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (17)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (17)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (19)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (19)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (21)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (22)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (22)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (22)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (22)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.38 (24)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.39 (25)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.40 (27)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.41 (27)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.42 (27)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.42 (28)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.43 (29)	Letter Agreement between Kunal Mehta and authID Inc.
10.44(31)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.45(31)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.46(31)	Stock Purchase Warrant issued to Madison Global Partners LLC
14.1 (26)	Code of Ethics
21.1 (20)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (26)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (30)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(9)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(18)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(30)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

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
Dated: August 8, 2024