Form 10-Q
period 2024-09-30
authID Inc.
filed 2024-11-07
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Stock, par value $0.0001	10,920,909 shares
Documents incorporated by reference:	None

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$11,718,392	$10,177,099
Accounts receivable, net	223,606	91,277
Deferred contract costs	102,167	157,300
Other current assets, net	686,382	476,004
Contract assets	342,544	-
Total current assets	13,073,091	10,901,680

Intangible assets, net	213,373	327,001
Goodwill	4,183,232	4,183,232
Total assets	$17,469,696	$15,411,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$984,397	$1,408,965
Deferred revenue	329,343	131,628
Commission liability	-	124,150
Accrued severance liability	325,000	-
Convertible debt, net	236,769	-
Total current liabilities	1,875,509	1,664,743
Non-current Liabilities:
Convertible debt, net	-	224,424
Accrued severance liability	-	325,000
Total liabilities	$1,875,509	$2,214,167

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 and 250,000,000 shares authorized; 10,920,909 and 9,450,220 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,092	945
Additional paid-in capital	184,800,174	172,714,712
Accumulated deficit	(169,214,154)	(159,530,535)
Accumulated comprehensive income	7,075	12,624
Total stockholders’ equity	15,594,187	13,197,746
Total liabilities and stockholders’ equity	$17,469,696	$15,411,913

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues, net	248,920	43,389	686,736	118,387

Operating Expenses:
General and administrative	2,102,549	3,013,554	6,334,070	5,853,218
Research and development	1,615,970	701,495	4,213,041	1,525,723
Depreciation and amortization	43,798	60,416	131,210	212,450
Total operating expenses	3,762,317	3,775,465	10,678,321	7,591,391

Loss from continuing operations	(3,513,397)	(3,732,076)	(9,991,585)	(7,473,004)

Other Income (Expense):
Interest expense	(12,712)	(13,138)	(36,219)	(1,095,320)
Interest income	161,308	29,511	344,185	30,671
Loss on debt extinguishment	-	-	-	(380,741)
Conversion expense	-	-	-	(7,476,000)
Other income (expense), net	148,596	16,373	307,966	(8,921,390)

Loss from continuing operations before income taxes	(3,364,801)	(3,715,703)	(9,683,619)	(16,394,394)
Income tax expense	-	-	-	(3,255)
Loss from continuing operations	(3,364,801)	(3,715,703)	(9,683,619)	(16,397,649)

Gain (loss) from discontinued operations	-	(1,915)	-	1,524
Gain on sale of discontinued operations	-	-	-	216,069
Total gain (loss) from discontinued operations	-	(1,915)	-	217,593
Net loss	$(3,364,801)	$(3,717,618)	$(9,683,619)	$(16,180,056)

Earnings (Loss) Per Share - Basic and Diluted
Continuing operations	$(0.31)	$(0.47)	$(0.97)	$(3.05)
Discontinued operations	-	$(0.00)	-	$0.04
Weighted Average Shares Outstanding - Basic and Diluted:	10,920,872	7,874,962	9,961,110	5,376,821

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Loss	$(3,364,801)	$(3,717,618)	$(9,683,619)	$(16,180,056)
Foreign currency translation gain (loss)	967	12,592	(5,549)	(143,545)
Comprehensive loss	$(3,363,834)	$(3,705,026)	$(9,689,168)	$(16,323,601)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485
Stock-based compensation	-	-	595,536	-	-	595,536
Reclass of offering costs	-	-	40,000	-	-	40,000
Cashless stock option exercise	58	-	-	-	-	-
Net loss	-	-	-	(3,364,801)	-	(3,364,801)
Foreign currency translation	-	-	-	-	967	967
Balances, September 30, 2024	10,920,909	$1,092	$184,800,174	$(169,214,154)	$7,075	$15,594,187

Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-	-	2,044,210	-	-	2,044,210
Sale of common stock for cash, net of offering costs	1,464,965	146	10,041,253	-	-	10,041,399
Cashless stock option exercise	5,724	1	(1)	-	-	-
Net loss	-	-	-	(9,683,619)	-	(9,683,619)
Foreign currency translation	-	-	-	-	(5,549)	(5,549)
Balances, September 30, 2024	10,920,909	$1,092	$184,800,174	$(169,214,154)	$7,075	$15,594,187

Balances, June 30, 2023	7,874,962	$786	$162,155,308	$(152,592,597)	$(208)	$9,563,289
Stock-based compensation	-	-	1,519,952	-	-	1,519,952
Incremental offering costs	-	-	(62,149)	-	-	(62,149)
Net loss	-	-	-	(3,717,618)	-	(3,717,618)
Foreign currency translation	-	-	-	-	12,592	12,592
Balances, September 30, 2023	7,874,962	$786	$163,613,111	$(156,310,215)	$12,384	$7,316,066

Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Stock-based compensation	-	-	(22,949)	-	-	(22,949)
Warrants issued for services	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Conversion of convertible notes into common stock	2,348,347	235	15,331,775	-	-	15,332,010
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Sale of common stock for cash, net of offering costs	1,989,676	198	6,321,294	-	-	6,321,492
Net loss	-	-	-	(16,180,056)	-	(16,180,056)
Foreign currency translation	-	-	-	-	(143,545)	(143,545)
Balances, September 30, 2023	7,874,962	$786	$163,613,111	$(156,310,215)	$12,384	$7,316,066

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,683,619)	$(16,180,056)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	2,044,210	(22,949)
Depreciation and amortization expense	131,210	212,450
Provision for doubtful collection of other receivable	-	150,000
Amortization of debt discounts and issuance costs	12,345	693,420
Non-cash recruiting fees	-	438,000
Shares issued in lieu of interest	-	387,578
Gain from sale of discontinued operation	-	(216,069)
Loss on debt extinguishment	-	380,741
Conversion expense	-	7,476,000
Changes in operating assets and liabilities:
Accounts receivable	(132,329)	212,977
Deferred contract costs	(69,017)	(66,300)
Other current assets	(552,922)	66,676
Accounts payable and accrued expenses	(424,961)	(178,428)
Deferred revenue	197,715	21,734
Other accrued liabilities	-	290,000
Adjustments relating to discontinued operations	-	110,064
Net cash flows from operating activities	(8,477,368)	(6,224,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	-	91,751
Purchase of intangible assets	(17,582)	(16,601)
Net cash flows from investing activities	(17,582)	75,150

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	10,041,399	6,321,492
Credit facility drawdown, net of issuance costs	-	543,760
Net cash flows from financing activities	10,041,399	6,865,251

Effect of Foreign Currencies	(5,156)	(145,035)

Net Change in Cash	1,541,293	571,204
Cash, Beginning of the Period	10,177,099	3,237,106
Cash, Beginning of the Period - Discontinued Operations	-	2,703
Cash, End of the Period - Discontinued Operations	-	-
Cash, End of the Period	$11,718,392	$3,811,014

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,873	$-
Cash paid for income taxes - discontinued operations	$-	$364
Cash paid for income taxes	$-	$3,255
Cash paid for income taxes - discontinued operations	$-	$1,254

Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible note payable and accrued interest to common stock	$-	$7,856,011
Conversion of credit facility borrowings into common stock	$-	$900,000
Warrants for services with the sale of common stock	$877,392	$725,889
Cashless option and warrant exercises	$1	$-

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

The condensed consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S., ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of September 30, 2024, the Company had an accumulated deficit of approximately $169.2 million. For the three and nine months ended September 30, 2024, the Company earned revenue from continuing operations of approximately $0.25 million and $0.69 million, used approximately $2.7 million and $8.5 million to fund its operations, and incurred a net loss of approximately $3.4 million and $9.7 million.

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

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported loss from continuing operations and management does not believe that this reclassification is material to the consolidated financial statements taken as a whole. Specifically, for the three and nine months ended September 30, 2023, we reclassified approximately $48,000 and $141,000, respectively, in expenses from research and development expenses to general and administrative expenses.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023 because their effect was antidilutive:

Security	2024	2023

Convertible notes payable	8,277	8,277
Warrants	697,446	488,018
Stock options	1,991,048	1,685,570
	2,696,771	2,181,865

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The company accounts for any price concessions granted to a customer as reductions to consideration under each respective contract and subsequently recognizes revenue up to the amount of the revised consideration after the concession is provided.

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

The Company had deferred revenue contract liabilities of approximately $329,000 and $132,000 as of September 30, 2024 and December 31, 2023, respectively, for certain revenue that will be earned in future periods.

Concentration of Revenue and Accounts Receivable

For the nine months ended September 30, 2024, two customers represented 64% of revenue. For the nine months ended September 30, 2023, one customer represented 49% of revenue. For the three months ended September 30, 2024, three customers represented 84% of revenue. For the three months ended September 30, 2023, one customer represented 53% of revenue. As of September 30, 2024, three customers accounted for 71%, of accounts receivable. As of December 31, 2023, two customers accounted for 67%, of accounts receivable.

Remaining Performance Obligations

As of September 30, 2024, the Company’s Remaining Performance Obligation (RPO) was $3.83 million, of which $0.33 million is recorded as deferred revenue and $3.50 million is related to other non-cancellable contracted amounts. The Company expects approximately 27% of the RPO to be recognized as revenue over the twelve months ending September 30, 2025, based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

In July 2024, the Company evaluated the rollout timelines for several customers who have delayed go-live adoption dates due to their respective corporate processes and timelines. The Company expects to amend an agreement with certain customers (who comprises $1.4 million of the Company’s RPO as of September 30, 2024) to modify the terms of their contract and defer the timing of their minimum payment obligations. The Company expects these modification agreements to be finalized during the quarter ending December 31, 2024, resulting in a reduction in the future periodic recognition of the revenue associated with this performance obligation through the end of the modified contract period, December 31, 2027. The proposed modifications are not expected to affect the overall RPO associated with the customer contracts.

Deferred Contract Costs – We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reversals recorded in the nine months ending September 30, 2024 reflect commission clawbacks for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2024:

Deferred
Contract Costs

Carrying Value at December 31, 2023	$157,300
Additions	32,572
Reversals	(71,500)
Amortization	(16,205)
Carrying Value at September 30, 2024	$102,167

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2024 (unaudited) and December 31, 2023:

	September 30,	December 31,
	2024	2023

Prepaid insurance	$225,604	$184,492
Prepaid third-party and related party services	460,778	291,512
	$686,382	$476,004

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2023	$212,798	$114,203	$327,001
Additions	-	17,582	17,582
Amortization	(117,878)	(13,332)	(131,210)
Carrying Value at September 30, 2024	$94,920	$118,453	$213,373

The following is a summary of intangible assets as of September 30, 2024 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,734,662	$182,196	$1,916,858
Accumulated amortization	(1,639,742)	(63,743)	(1,703,485)
Carrying Value at September 30, 2024	$94,920	$118,453	$213,373

Amortization expense totaled approximately $131,000 and $212,000 for the nine months ended September 30, 2024, and 2023, respectively.

Future expected amortization of intangible assets is as follows:

2024 (Remainder of the Year)	$43,847
2025	71,089
2026	20,986
2027	18,219
2028	18,219
Thereafter	41,013
$213,373

There were no impairment indicators noted with respect to the Company’s long-lived assets, including intangible assets, as of September 30, 2024.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2024 (unaudited) and December 31, 2023:

	September 30,	December 31,
	2024	2023

Trade payables	$347,762	$235,606
Accrued payroll and related obligations	202,730	707,317
Insurance Premium Liability	163,696	104,226
Other accrued expenses	270,209	361,816
	$984,397	$1,408,965

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

On August 13, 2024, the Company granted 15,627 options each at the exercise price of $8.67 per share to Messrs. Michael Koehneman, Michael Thompson, Ken Jisser, Kunal Mehta and Ms. Jacqueline White, in accordance with the Company’s compensation policy for non-employee directors. Each such option vests over a period of twelve months.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. As of September 30, 2024, the Company held a balance of approximately $117,000 in prepaid expenses related to this service agreement. In June 2024, the agreement with TPG was renewed for an additional year at a reduced fee rate of $70,000 per month. Total expense incurred under this contract during the three and nine months ended September 30, 2024 was approximately $210,000 and $752,000, respectively. Total expense incurred under this contract during the three and nine months ended September 30, 2023 was approximately $141,000 and $260,000, respectively.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the nine months ended September 30, 2024, Dale Daguro earned approximately $201,000 in base salary and sales commission.

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

During the nine months ended September 30, 2024 the Company issued 5,724 shares of common stock, upon the cashless exercise of stock options.

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

Warrants

On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to the placement agent, with a term of 5 years and an exercise price of $7.50 per share.

During the nine months ended September 30, 2023, warrants were issued as a result of the following transactions:

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to the placement agent, with a term of 5 years and an exercise price of $3.664 per share.

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to the placement agent with a term of 5 years and an exercise price of $3.164 per share.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024 (unaudited):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, December 31, 2023	598,267	$11.89	3.9 Years
Granted	102,547	$7.50	4.8 Years
Exercised/Cancelled	(3,368)	$21.12	-
Outstanding, September 30, 2024	697,446	$11.20	3.6 Years

Stock Options

During the nine months ended September 30, 2024,

●	The Company granted directors a total of 91,417 options at exercise prices ranging from $7.78 to $8.67 per share.

●	The Company also granted 220,000 options to certain new employees at exercise prices ranging from $7.99 to $9.61 per share.

●	The Company agreed to accelerate the vesting of 6,511 options for Mr. Joe Trelin under the terms of his resignation with an exercise price of $5.48 per share. These accelerated options would not otherwise have vested prior to termination of service according to their Service conditions. Therefore, the Company recalculated the fair value of these options as of his resignation date of February 20, 2024 using the Black Scholes method.

●	Certain stock option holders exercised their stock options and were issued approximately 5,724 shares of our common stock.

The Company determined the grant date fair value of options granted for the nine months ended September 30, 2024, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	118 – 123%
Expected term	5 years
Risk free rate	3.49% - 4.46%
Dividend rate	0.00%

Activity related to stock options for the nine months ended September 30, 2024 (unaudited), is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Granted	311,417	$8.69	10.0	$-
Exercised	(15,875)	$5.49	-	$-
Forfeited/cancelled	(101,237)	$39.04	7.0	$-
Outstanding as of September 30, 2024	1,991,048	$22.07	6.3	$1,314,090
Exercisable as of September 30, 2024	1,184,263	$28.67	4.7	$735,615

The following table summarizes stock option information as of September 30, 2024 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

$2.64 – $5.00	344,379	8.5	193,339
$5.01 – $10.00	828,272	9.1	257,490
$10.01 – $15.00	43,078	2.1	43,078
$15.01 – $20.00	252,084	1.0	252,084
$20.01 – $121.28	523,235	3.3	438,272
	1,991,048	6.3	1,184,263

During the nine months ended September 30, 2024, the Company recognized approximately $2.1 million of stock option-based compensation expense. As of September 30, 2024, there was approximately $2.6 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. As of September 30, 2024, there were 447,523 shares allocated to and available for issuance of awards under the 2024 Plan.

During the nine months ended September 30, 2024, the Company also issued 140,000 options to purchase common stock and agreed to grant 100,000 options to newly hired employees as inducement grants under Nasdaq Listing Rule 5635(c)(4), which are not included in the totals for the 2024 Plan.

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

As of September 30, 2024, the Company had an accumulated deficit of approximately $169.2 million. For the nine months ended September 30, 2024, the Company earned revenue from continuing operations of approximately $0.7 million, used approximately $8.5 million to fund its operations, and incurred a net loss of approximately $9.6 million. The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders and noteholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and /or acquiring new clients to generate revenues and cash flows. In June 2024, the Company raised approximately $10.0 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to a registered direct offering. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Loss from continuing operations	$(3,364,801)	$(3,715,703)	$(9,683,619)	$(16,397,649)

Addback:

Interest expense, net	12,712	13,138	36,219	1,095,320
Other income	(161,308)	(29,511)	(344,185)	(30,671)
Loss on debt extinguishment	-	-	-	380,741
Conversion expense	-	-	-	7,476,000
Severance cost	-	49,390	14,251	878,348
Depreciation and amortization	43,798	60,416	131,210	212,450
Non-cash recruiting fees	-	-	-	438,000
Taxes	-	-	-	3,255
Stock compensation	595,536	1,519,952	2,044,210	(22,949)
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,874,063)	(2,102,318)	(7,801,914)	(5,967,155)

Three and Nine Months Ended September 30, 2024 and September 30, 2023 – Continuing Operations

Revenues, net

During the three and nine months ended September 30, 2024, the Company’s revenues were approximately $249,000 and $687,000, respectively, compared to approximately $43,000 and $118,000, respectively, in the three and nine months ended September 30, 2023, principally due to the recognition of revenue from new customer contracts signed in the second half of 2023.

General and administrative expenses

During the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, general and administrative expense decreased by approximately $0.9 million and increased by $0.5 million, respectively. The decrease for the three month period was driven by lower stock-based compensation expense, while the increase for the nine month period reflected a one-time event in 2023, representing an approximately $2.5 million reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024. This increase was partially offset by the reduction in employee-related expense due to cost savings from the 2023 restructuring initiative.

Research and development expenses

During the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, research and development expenses increased by approximately $0.9 million and $2.7 million, respectively. The increase was comprised of re-investment in employees and contractors following the 2023 restructuring as well as $0.8 million from the one-time reversal of stock-based compensation in Q1 2023 on stock awards with market vesting conditions resulting from Q1 2023 terminations, which was not repeated in 2024.

Depreciation and amortization expense

During the three and nine months ended September 30, 2024 compared to September 30, 2023, depreciation and amortization expense was approximately $0.02 million and $0.08 million less, respectively, as the Company reduced the value of certain legacy business asset values.

Interest expense

Interest expense includes interest expense, debt issuance and discount amortization expense. Interest expense remained flat and increased $1.1 million, respectively, during the three and nine months ended September 30, 2024 compared to September 30, 2023 principally due to the exchange of Convertible Notes for common stock in May 2023.

Three and Nine Months Ended September 30, 2024 and September 30, 2023 – Discontinued Operations

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

The Multipay entity has been dissolved as of August 2, 2024.

Liquidity and Capital Resources

The Company has approximately $11.7 million of cash on hand and approximately $11.2 million of working capital as of September 30, 2024.

Cash used in operating activities was approximately $8.5 million and $6.2 million in the nine months ended September 30, 2024 and 2023, respectively.

Cash used in investing activities for the nine months ended September 30, 2024 was approximately $18,000, compared with $17,000 for the nine months ended September 30, 2023, for purchases of intangible assets.

Cash provided by financing activities in the nine months ended September 30, 2024 consisted of approximately $10.0 million in proceeds from the sale of common stock, net of offering costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company granted a total of 220,000 options to certain new employees at exercise prices ranging from $6.29 to $9.61 per share.

Mr. Mehta, a director of the Company, was granted an option to purchase 13,282 shares of common stock at an exercise price of $7.78 per share. 12,500 of the shares vest annually in equal amounts over a three-year period commencing in 2025 and 782 shares vested monthly in equal amounts over a three-month period commencing March 2024. Mr. Mehta and the remaining non-employee directors were each granted options to purchase 15,627 shares of common stock at an exercise price of $8.67 per share.

Each non-employee director received an option grant of 15,627 shares, on August 13, 2024, at an exercise price of $8.67, which was equal to the closing price of the common stock on the NASDAQ Stock Market on that day.

The Company issued 5,724 shares of common stock in connection with the cashless exercise of stock options by employees.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

Compensation for Non-employee Directors.

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

In accordance with this new policy, each non-employee director received an option grant of 15,627 shares, on August 13, 2024, at an exercise price of $8.67, which was equal to the closing price of the common stock on the NASDAQ Stock Market on that day.

Appointment of Mr. Soto.

On September 23, 2024, Mr. Erick Soto was hired as Chief Product Officer of the Company in consideration of an initial annual salary of $325,000. Mr. Soto and the CEO will mutually agree as to the performance targets for Mr. Soto to earn an annual bonus of up to 20% of his annual base salary. Additionally, the Company agreed to provide Mr. Soto with a grant of options to purchase 100,000 shares of common stock, for a period of ten years, vesting monthly over 36 months, subject to continued service. The grant date has been deferred in accordance with the Company’s Policy on Granting Equity Awards, until after the announcement of the Company’s results for the period ended September 30, 2024.

The Company also entered an Executive Retention Agreement with Mr. Soto, pursuant to which the Company agreed to provide specified severance amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. In the event of a termination upon a change of control or an involuntary termination, Mr. Soto is entitled to receive an amount equal to 12 months of his base salary. In the event of a termination upon a change of control the Company agreed to accelerate the vesting of his equity awards. Further upon termination upon a change of control or an involuntary termination, the exercise period of Mr. Soto’s stock options shall be extended so as to expire the lesser of four years after the date of termination, or the expiration of the relevant options. The Company also entered a standard Director and Officer Indemnification Agreement with Mr. Soto.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (14)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (14)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (15)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (23)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7(31)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (3)	Form of 8.0% Convertible Note
4.3 (4)	Form of 15.0% Convertible Note
4.4 (4)	Amended and Restated Promissory Note issued to The Theodore Stern Revocable Trust
4.5 (5)	Paycheck Protection Program Term Note dated May 6, 2020
4.6 (6)	Paycheck Protection Program Term Note dated February 1, 2021
4.7 (18)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.5 (7)	2017 Incentive Stock Plan
10.7 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.8 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.9 (2)	Letter Agreement between the Company and Thomas L. Thimot dated June 14, 2021
10.10 (2)	Letter Agreement between the Company and Cecil N. Smith III dated June 14, 2021
10.11 (8)	Letter Agreement between the Company and Phillip L. Kumnick dated as November 5, 2021
10.12 (8)	Letter Agreement between the Company and Philip R. Broenniman dated as November 5, 2021
10.13 (9)	AuthID Inc. 2021 Equity Incentive Plan
10.14 (11)	Letter Agreement between AuthID Inc. and Thomas Szoke dated November 19, 2021
10.15 (10)	Form of Securities Purchase Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.16 (10)	Form of Senior Secured Convertible Note issued by the Company to the Note Investors dated March 21, 2022.
10.17 (10)	Security and Pledge Agreement entered into between the Company and Stephen J. Garchik as Collateral Agent dated March 21, 2022.
10.19 (10)	Form of Registration Rights Agreement entered into between the Company and the Note Investors dated March 21, 2022.
10.20 (10)	Facility Agreement entered into between the Company and Stephen J. Garchik dated March 21, 2022.
10.21 (10)	Form of Subscription Agreement entered into between the Company and the PIPE Investors dated March 21, 2022.
10.22 (12)	Letter Agreement between Joseph Trelin and AuthID Inc. dated April 18, 2022
10.23 (13)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.24 (16)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.25 (16)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.26 (16)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.

10.27 (16)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.28 (17)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.29 (17)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.30 (17)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.31 (19)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.32 (19)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.33 (21)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.34 (22)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.35 (22)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.36 (22)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.37 (22)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.38 (24)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.39 (25)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.40 (27)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.41 (27)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.42 (27)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.42 (28)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.43*	Letter Agreement between Kunal Mehta and authID Inc.
10.44(31)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.45(31)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.46(31)	Stock Purchase Warrant issued to Madison Global Partners LLC
10.47*	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.48*	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
14.1 (26)	Code of Ethics
21.1 (20)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (26)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (30)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 16, 2019.
(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on February 18, 2020.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 13, 2020.

(6)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 6, 2021.
(7)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(8)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2021.
(9)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 21, 2022.
(11)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 22, 2022.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2022.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(18)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 11, 2023.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(23)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(27)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(29)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(30)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(31)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

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
Dated: November 7, 2024