Form 10-K
period 2024-12-31
authID Inc.
filed 2025-03-13
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $96,708,261 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $10.44.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March10, 2025
Common Stock, par value $0.0001	10,920,909 shares
Documents incorporated by reference:	None

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

ii

PART I

Item 1. Business

Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”) ensures enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction. Through its easy-to-integrate, patented, biometric identity platform, authID quickly and accurately verifies a user’s identity, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience – delivering identity verification in 700ms. Establishing a biometric root of trust for each user that is bound to their accounts, or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, more accurate and privacy preserving user identity experience demanded by operators of today’s digital ecosystems.

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification – ProofTM

●	Biometric Identity Authentication - VerifiedTM

●	PrivacyKeyTM Privacy Preserving Biometrics

●	Account / Access Recovery

Biometric Identity Verification - Proof

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. Additionally, authID’s PrivacyKey technology enables customers to perform biometric verification through the use of Public/Private Keys that is performed without storing any biometric data, which ensures individual data privacy. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication - Verified

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

PrivacyKey Privacy Preserving Biometrics

authID’s PrivacyKey solution provides biometric authentication without the requirement to store any biometric or derivative of biometric data. The technology transforms biometric verification into Public/Private Key cryptography whereby the facial image of the person is converted into an elliptical public/private key pair where only the public key is stored and the private key only exists during authentication and is deleted immediately after. The solution is compliant to the ISO30136 Privacy Biometric standard and provides a False Match Rate accuracy of 1:1 Billion at a False Rejection Rate of 0.3%, as confirmed by independent tests conducted by the Commonwealth Scientific and Industrial Research Organization (“CSRIO”).

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

Key Customer Benefits

Our solution allows our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees, giving the enterprise complete confidence in who is accessing their digital assets.

●	Provide a seamless user experience in terms of speed and self-guided flow, so that even users who are not tech-savvy are easily able to complete the identity verification and authentication processes.

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OIDC connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

●	Perform secure biometric verification & authentication without the need to store biometric data. Our PrivacyKey technology removes the need to store any biometric data in order to perform verification or authentication transactions. PrivacyKey verification and authentication is seamlessly delivered thru either a web or mobile applications with a response time of less than 700ms.

Discontinued Operations

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. On June 30, 2023, the Company completed the sale of its legacy payments software by MultiPay, which was dissolved in August 2024. MultiPay S.A.S., and IDGS S.A.S. operations, together with those of Cards Plus Pty Ltd., are presented as discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2023, as they met the criteria for discontinued operations under applicable accounting guidance.

Corporate Information

The Company was incorporated in the State of Delaware on September 21, 2011. Our corporate headquarters is a virtual address located at 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203 and our main phone number is (516) 274-8700. Our website address is www.authid.ai. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Form 10-K and you should not consider information on our website to be part of this Form 10-K.

Global Market Opportunity

The momentum towards a digital economy in recent years, accompanied by a massive growth in cyberattacks, fraud, and account takeovers fueled by Artificial Intelligence are driving the demand for more streamlined and more secure identity verification and authentication. The World Economic Forum estimates digitally enabled platform business models will drive 70% of new economic value created over the next ten years. Yet vast amounts of data have been compromised, and ransomware attacks have cost businesses hundreds of millions in remediation costs, lost revenue and brand equity. Passwords and device authentication alone no longer provide the security needed to fight today’s rampant cyber-attacks and account takeover schemes.

According to Statista, cybercrime costs in the United States alone increased to approximately $452 million in 2024 and are projected to increase to approximately $640 million in 2025 and continue rising to over $1.8 billion in 2028 (Statista: Annual Cost of Cybercrime in the U.S. 2017-2028). In the 2023 Verizon Data Breach Investigation Report, 83% of 4,000 data breaches studied involved external actors, while 74% of all breaches were attributed to some form of social engineering, stolen credentials, or human error. Verizon also found that Business Email Compromise (BEC) attacks now represent more than 50% of social engineering incidents, having almost doubled in recent years. Further it is predicted that Artificial Intelligence (AI) will almost certainly increase the volume and heighten the impact of cyberattacks over the next two years (NCSC Assessment, Jan 1, 2024).

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

These factors have created a hyper-growth market for the identity verification and authentication industry as well as increased buyer demand for integrated identity platforms that can provide a range of identity solutions to address the full authentication lifecycle of the user journey. The Global Biometric Technology Market is estimated to reach a market size of $50 billion by 2024, increasing at a 20% CAGR to reach over $150 billion by 2030 (Grand View Research, Biometric Technology Market Size, Share & Trends Analysis Report, 2023 - 2030).

Growth Strategy

We orient our business strategy and invest for future growth by focusing on the following key priorities:

●	Drive new customer growth. We intend to continue to build our customer base with a focus on key markets and verticals with the strongest need for high-assurance identity verification and authentication, including highly regulated sectors and organizations with high-risk transactions. This entails targeting less complex, less resource-intensive opportunities, as well as larger, higher revenue-generating brands. We concentrate on enhancing or complementing legacy platforms as a top-of-funnel, high-assurance provider where appropriate.

●	Accelerate onboarding and usage within our customer base. As we continue to acquire meaningful contracts, we intend to invest in bringing customers live on our platform quickly, ensuring that they realize the benefits of our platform and ramp up their usage, while speeding up time to revenue.

●	Strategically develop our partner network. There are major cybersecurity and identity organizations with which we can partner to expand our customer reach quickly and efficiently. We are identifying and pursuing strategic reseller and similar partner opportunities to complement our direct sales team.

●	Innovate and advance our platform. We intend to continue to invest in research and development and hiring top technical talent to meet the identity proofing and authentication needs of our existing and prospective customers, as well as support new use cases, diversify our product offerings, and continually improve our key differentiators of speed, accuracy, privacy, and user experience.

●	Select Acquisitions. We intend to selectively pursue acquisitions that will help us achieve our strategic goals, enhance our technology capabilities and accelerate growth. We believe pursuing these types of acquisitions will increase our ability to work with existing customers, add new customers, enter new markets, develop new services and enhance our processing platform capabilities. However, we have no commitments with respect to any such acquisitions at this time.

Sales and Marketing

authID provides its Verified platform based on a subscription and usage-based model, with fees per transaction, enrolled or active users.

We sell our platform primarily through our direct sales team, which consists of inside sales and field sales professionals based in the United States. To power our efforts, we have built a team of subject matter experts in the identity space, and applied a regimented sales execution strategy, allowing us to win against competitors with comparable products but a sub-optimal approach to the market. Our leadership team significantly expanded our sales force and technical sales support. We also use a lead generation service and digital marketing in order to carefully target potential customers and provide qualified leads for our sales representatives to develop.

We also work with partners such as banking infrastructure or cybersecurity providers who provide our services to their customers through reseller arrangements and allow us to broaden our customer reach.

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

Human Capital

As of December 31, 2024, the Company had a total of 46 employees who are located in the United States, Latvia and Colombia as well as outsourced service providers. There are 31 employees in the United States who provide overall Company strategic, business and technological leadership. Employees in the U.S. and Latvia receive health benefits on a cost-sharing basis and employees in Colombia are provided the respective Government required benefits.

Subsidiaries

Currently, the Company has four U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., ID Solutions Inc. and authID Gaming Inc. The Company had one subsidiary in Colombia: MultiPay S.A.S. which was dissolved as of August 2, 2024. The Company has one subsidiary in the United Kingdom: Ipsidy Enterprises Limited. The Company is the sole shareholder of all its subsidiaries.

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

None.

Item 1A. Risk Factors

Summary of Risk Factors The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:

●	We have a history of losses and we may not be able to achieve profitability going forward.

●	We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	There can be no assurance that we will successfully commercialize our products that are currently in development or that our existing products will sustain market acceptance.

●	We depend upon key personnel and need additional personnel.

●	Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

●	The market for our products is characterized by changing technology, requirements, standards and products, is impacted by the growing use of AI technologies and we may be adversely affected if we do not respond promptly and effectively to these changes.

●	Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.

●	If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

●	We have in the past entered into and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

●	We may have to seek business through a competitive bidding process.

●	We rely in part on third-party software to develop and provide our solutions.

●	We depend upon a small number of large sales with contractual commitments ranging from $500,000 up to $10,000,000, which take longer to close and may result in a concentration of business and unpredictable quarterly revenue.

●	Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

●	We are exposed to risks in operating in foreign markets, which may make operating in those markets difficult and thereby force us to curtail our business operations.

●	Cyber-attacks, breaches of network or information technology security, presentation attacks, natural disasters, pandemics, or terrorist attacks could have an adverse effect on our business.

●	The wars in Ukraine and the Middle East may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

●	Interruptions, delays in service or defects in our systems could impair the delivery of our services and harm our business.

●	Third parties could obtain access to our proprietary information or could independently develop similar technologies.

●	Third parties may assert that we are infringing their intellectual property rights; IP litigation could require us to incur substantial costs even when our efforts are successful.

●	Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

●	We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

●	Government regulation, specifically that relating to data privacy protection could negatively impact the business.

●	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

●	Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

●	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

●	The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

●	We do not anticipate paying any cash dividends in the foreseeable future.

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $173.8 million as of December 31, 2024 and incurred an operating loss of approximately $14.3 million for the year ended December 31, 2024. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2025. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow positive) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $11.6 million and approximately $8.4 million for the years ended December 31, 2024 and 2023, respectively. We anticipate that we will continue to have negative cash flows from operating activities through at least the next 12 months as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

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

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $10.0 million and $15.4 million net proceeds after expenses in 2024 and 2023, respectively, through equity and debt financing at varying terms.

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

The market for our products is characterized by changing technology, requirements, standards and products, is impacted by the growing use of AI technologies and we may be adversely affected if we do not respond promptly and effectively to these changes.

The market for our identity verification and authentication products is characterized by evolving technologies, changing industry standards, changing political and regulatory environments, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. In addition, cyberattack attempts are increasing in number, magnitude, and technical sophistication, and we expect emerging technologies to contribute to the increasing sophistication of attacks and to lead to new threats. For example, threat actors are leveraging emerging artificial intelligence (or, AI) technologies to develop new hacking tools and attack vectors, generate deep fake images, exploit vulnerabilities, obscure their activities, and increase the difficulty of threat attribution. The use of AI by bad actors can increase both the sophistication and ease of production and therefore proliferation of these new threats. Our future success will depend on our ability to enhance our existing products and to develop, or acquire and introduce, on a timely and cost-effective basis, new products and product features that counter these AI threats, keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. In the future:

●	we may not be successful in developing and marketing new products or product features that respond to new AI driven cyberattacks, technological change, or evolving industry standards;

●	we may experience difficulties that could delay or prevent the successful development, or acquisition, introduction and marketing of these new products and features; or

●	our new products and product features may not adequately meet the requirements of the marketplace and achieve market acceptance.

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

Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.

Social, ethical and operational issues relating to the use of AI, including generative AI, in our offerings may result in reputational harm, liability and additional costs. We are incorporating AI technologies, developed by third parties, into our offerings. If our AI development, deployment, data privacy and product disclosures, or governance is ineffective or inadequate, it may result in incidents that impair the public acceptance of our AI solutions, or cause harm to individuals, customers or society, or result in our offerings not working as intended or producing unexpected outcomes.

Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the EU AI Act was adopted in 2024 and will be implemented in phases through 2030, and other jurisdictions are considering similarly focused legislation. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. There can be no guarantee that future AI regulations will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our offerings available without costly changes, delaying or halting development of our offerings, requiring us to change our development practices, go to market strategies and indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and legal liability. To the extent we rely on third-party AI technologies in our products, services and solutions, we will face risks inherent in how those technologies and their AI models have been developed and deployed.

Uncertainty around new and evolving AI uses may require significant, additional investment. We may in the future experience, challenges accessing AI models, datasets or hardware. Developing, testing and deploying AI systems and countermeasures to AI threats outlined above, may also increase the cost of our offerings, including due to the nature of the computing costs.

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

Governments may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Governmental agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we will engage in the government contracting business, we will be subject to additional regulatory and legal compliance requirements, as well as audits, and may be subject to investigation, by governmental entities. Compliance with such additional regulatory requirements is likely to result in additional operational costs in performing such Governmental Contracts which may impact on our profitability. Failure to comply with the terms of any Governmental Contract could result in substantial civil and criminal fines and penalties, as well as suspension from future contracts for a significant period of time, any of which could adversely affect our business by requiring us to pay fines and penalties and prohibiting us from earning revenues from Governmental Contracts during the suspension period.

Furthermore, governmental programs can experience delays or cancellation of funding and suspension of appropriations has occurred, for example the partial United States government shutdown in 2018/19 and current congressional uncertainty over the debt ceiling which could lead to a further shutdown, which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

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

We depend upon a small number of large sales with contractual commitments ranging from $500,000 up to $10,000,000, which take longer to close and may result in a concentration of business and unpredictable quarterly revenue.

We derive a substantial portion of our revenues from a small number of sales with large contractual commitments ranging from $500,000 up to $10,000,000. We have changed the product set of the business and have developed a new range of software as a service (SaaS) based products and solutions, which are in a lower price range and intended to generate recurring revenue from a large number of customers. We have at the same time changed our marketing focus to target major enterprises, which involve a longer sales cycle but if we are successful in securing contracts with multi-million dollar contractual commitments with such enterprises, we believe that such contracts will generate substantial, sustainable revenue growth. At the same time, we are also focusing our efforts in expanding our channel partner relationships, in the expectation that these will bring additional sales that will be quicker and easier to close. We are still endeavoring to enter into multi-year contracts for our new products with minimum commitments ranging in price from $50,000 to $10,000,000 and we may, or may not, be successful in achieving such sales. If we are successful in securing the major contractual commitments that we are targeting, that may result in concentration of our business amongst a small number of customers, the loss of any one of which could have significant adverse effects on our revenue and financial situation. Additionally, the longer sales and implementation cycle of major enterprises may delay the recognition of revenue and adversely affect our results of operations in the meantime. Some of our large contractual commitments are from enterprises, which are at an early stage of business development and the ramp in their business and processing volumes may be unpredictable. Accordingly, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, substantial sales (whether measured in commitment volumes, or number of contracts) will occur in a given year, nor when (if at all), or at what rate the ramp in sales of new products will occur. As a result, we believe that quarter-to-quarter comparisons of our sales are not a good indication of our future performance. In some future quarters, our sales may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

Most of our revenues historically to date are attributable to sales and business operations in jurisdictions other than the United States. Although we are now focusing our efforts in generating more United States based revenues, we continue to pursue international sales, in particular in Asia and Europe. Our international operations could be subject to a number of risks, any of which could adversely affect our future international sales and operating results, including:

●	local Data Privacy and other regulations;

●	trade restrictions;

●	import duties and tariffs;

●	export regulations or restrictions including sanctions;

●	uncertain political, regulatory and economic developments;

●	labor and social unrest;

●	inability to protect our intellectual property rights;

●	highly aggressive competitors;

●	currency issues, including currency exchange risk;

●	difficulties in staffing, managing and supporting foreign operations;

●	longer payment cycles;

●	increased collection risks;

●	impact of the Coronavirus or other pandemics; and

●	impact of wars and terrorism

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

It is possible that countries in which we do or intend to do business, or companies and their principals become subject to sanctions under U.S. law. This would prevent us from doing business with those countries or with those entities or individuals. We could be exposed to fines and penalties in the event of breach any applicable sanctions legislation or orders. In addition, we might be required to suspend or terminate existing contracts in order to comply with such sanctions, legislation or orders, which would adversely impact our future revenues and cash flows.

Cyber-attacks, breaches of network or information technology security, presentation attacks, natural disasters, pandemics, or terrorist attacks could have an adverse effect on our business.

Cyberattacks or other breaches of network or information technology (IT) security, natural disasters, pandemics such as Covid-19, terrorist acts or acts of war may cause equipment failures or disrupt our systems and operations. We may be subject to attempts to breach the security of our networks and IT infrastructure through cyber-attack, presentation attacks to biometric data capture systems, including deep fakes and other threats developed by use of AI driven technologies, malware, computer viruses and other means of unauthorized access. While we regularly review our security policies, protocols, controls and systems to determine their effectiveness for detection and prevention of such attacks, and to make improvements and fix any known vulnerabilities where necessary, new means and methods for such attacks are constantly being developed by bad actors, facilitated by the easy access to generative AI and we may not become aware of such new attacks or vulnerabilities prior to being subject to such an attack. There is no guarantee that we can prevent all such attacks, even if we become aware of their potential. While we maintain insurance coverage for some of these events, the potential liabilities associated with these events could exceed the insurance coverage we maintain. A failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation. To date, we have not been subject to cyberattacks or other cyber incidents that we are aware of which, individually or in the aggregate, resulted in a material impact to our operations or financial condition.

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

Most recently, we have considered the impact of pandemics (e.g. COVID-19) on our overall operations. The impact of any disease which may give rise to a pandemic in the United States and worldwide are unknown, and the widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of disease, among other things, may impact the ability of our employees, sub-contractors, or our customers’ employees and sub-contractors to attend places of work, to meet with potential customers, or undertake implementations at our customer’s locations. In addition, such a disease could lead to disruptions in our supply chain, causing shortages or unavailability of software updates, or necessary equipment. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The wars in Ukraine and the Middle East may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

The wars in Ukraine and the Middle East may impact the Company and its operations in a number of different ways, which are yet to be fully assessed and are therefore uncertain. The Company’s principal concern is for the safety of the personnel who support from those regions. The Company works with third party sub-contractors for outsourced services, including software engineering and development, some of whom are based in Eastern Europe. The Company also works with outsourced engineers and developers and third-party providers in other parts of the world, including the United States, Europe, India, and Latin America. While the continuing impact of this conflict and the response of the United States and other countries to it by means of trade and economic sanctions, or other actions is still unknown, it could disrupt our ability to work with certain contractors. The Company has taken steps to diversify its sub-contractor base, which may in the short term give rise to additional costs and delays in delivering software and product upgrades.

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

We depend on the efficient and uninterrupted operation of our computer network systems, software, telecommunications networks, and processing centers, as well as the systems and services of third parties, in order to provide services to our customers. All of our network systems are hosted “in the cloud” by internationally recognized third party service providers such as Microsoft Azure and Amazon Web Services. Our systems and host data centers are vulnerable to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, terrorist acts, war, unauthorized entry, human error, and computer viruses or other defects. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. We have security, backup and recovery systems in place, and business continuity plans that will be designed to ensure our systems will not be inoperable. However, there is still a risk that a system outage or data loss may occur which would not only damage our reputation but could also require the payment of penalties or damages to our clients if our systems do not meet certain operating standards. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of sabotage or terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Our property and business interruption insurance may not be applicable or adequate to compensate us for all losses or failures that may occur.

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

Our products contain technology provided to us by third parties. Because we did not develop such technology ourselves, we may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of any other party. Our suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only with respect to intellectual property infringement claims in certain jurisdictions, and/or only up to a maximum amount, above which we would be responsible for any further costs or damages. In addition, we have indemnification obligations to certain parties with respect to any infringement of third-party patents and intellectual property rights by our products. If litigation were to be filed against these parties in connection with our technology, we would be required to defend and indemnify such parties.

Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors and the holders of at least 5% of the outstanding shares of the Company currently beneficially own approximately 20% of our outstanding Common Stock, and 24% on a fully diluted basis assuming the exercise of both vested and unvested options and warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Common Stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

Government regulation, specifically that relating to data privacy protection could negatively impact the business.

We do not have or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company does business (including India and the EEA) may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals resident in those countries. To the extent that our contracts are with Governmental or regulated entities, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. As indicated in, “We are exposed to risks in operating in foreign markets” above, the imposition of sanctions on particular countries, entities or individuals would prevent us from doing business with such countries, entities or individuals. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act. We are also subject to the corporate governance and other listing rules of the Nasdaq Stock Market LLC (“Nasdaq”). Maintaining compliance with these rules and regulations, particularly as we have ceased to be an emerging growth company, will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place increased strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and at the time we cease to be a smaller reporting company, we will be required to provide attestation that we maintain effective disclosure controls and procedures by our registered public accounting firm. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal control also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to include in our periodic reports filed with the SEC, under Section 404(a) of the Sarbanes-Oxley Act or the annual auditor attestation reports regarding effectiveness of our internal controls over financial reporting that we will be required to include in our periodic reports filed with the SEC upon our ceasing to be a smaller reporting company, unless we meet certain criteria that would require such reports to be included prior to then, under Section 404(b) of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our Common Stock.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three-year period ended December 31, 2024, the closing price of our common stock ranged from $2.40 to $114.64. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external independent auditors. These assessments include a variety of activities including information security assessments, audits and independent reviews of our ISMS, control environment and operating effectiveness. For example, in 2023 and 2024, we conducted independent audits to assess our ISMS against the ISO/IEC 27001:2013 standard and received certification of compliance with the standard. We also undertake regular penetration testing of our systems. The results of significant assessments are reported to management and the Board. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the Nasdaq Market (ticker symbol AUID) for each quarter for the years ended December 31, 2024 and 2023 were as follows:

Quarter Ended	High	Low
March 31, 2023	$5.84	$2.40
June 30, 2023	$7.12	$2.80
September 30, 2023	$10.96	$6.43
December 31, 2023	$9.94	$5.78
March 31, 2024	$11.95	$7.01
June 30, 2024	$11.79	$7.16
September 30, 2024	$10.79	$6.29
December 31, 2024	$8.12	$5.21

Holders of our Common Stock

As of March 10, 2025, there were approximately 128 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2024

Plan	Number of Securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for issuance under equity compensation plans (excluding) securities reflected in first column)
Equity compensation plans approved by security holders - 2017 Incentive Stock Plan	403,498	32.52	-

Equity compensation plans approved by security holders - 2021 Equity Incentive Plan	815,078	6.64	-

Equity compensation plans approved by security holders - 2024 Equity Incentive Plan	158,135	8.67	340,262

Equity compensation plans not approved by security holders	770,689	32.38	-

The Company has adopted the authID Inc. 2017 Incentive Stock Plan, 2021 Equity Incentive Plan, and 2024 Equity Incentive Plan. The Company has no other equity incentive plans in effect as of December 31, 2024.

On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). On December 29, 2021 the shareholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”). On June 26, 2024, the shareholders of the Company approved the 2024 Equity Incentive Plan (“2024 Plan”). The following is a summary of principal features of the 2017 Incentive Plan, the 2021 Plan, and the 2024 Plan. The summaries, however, do not purport to be a complete description of all the provisions of each plan.

The 2017 Incentive Plan initially authorized Awards over 604,167 shares of common stock and at the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 312,500 shares allocated to the 2017 Incentive Plan. No further awards may be made under the 2017 Incentive Plan. The 2021 Plan initially authorized Awards over 156,250 shares as well as (a) the balance of the shares which were not allocated to awards under the 2017 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. At the Annual Meeting of Stockholders held on June 26, 2023, the stockholders approved and ratified an increase of 362,500 shares to the 2021 Plan. No further awards may be made under the 2021 Incentive Plan. The 2024 Plan initially authorized 395,000 shares as well as (a) the balance of the shares which were not allocated to awards under the 2021 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. All plans are administered by the Compensation Committee.

Under each plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. Other types of equity awards may also be granted under each of the plans include but are not limited to restricted stock, restricted stock units, and stock appreciation rights, which together with the ISOs and Non-ISOs are hereinafter collectively referred to as “Awards”. Each of the plans are not considered qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and are not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

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

In addition, the Compensation Committee has from time to time approved the grant of options to purchase shares of common stock by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4). During 2024 the Company granted 300,000 such options. The options so granted are Non-ISOs and the terms of the Inducement Grants are contained in an agreement between the participant and the Company which are consistent with the Awards issued under the 2021 and 2024 Plans.

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

On June 12, 2024, the Company entered into a further engagement agreement (the “June Engagement Agreement”) with Madison, pursuant to which Madison agreed to serve as non-exclusive exclusive placement agent for the issuance and sale in a public offering of an aggregate of 1,464,965 shares (the “June Registered Shares”). The Company paid Madison an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the sale of the June Registered Shares, $80,000 cash retainer fee and issued stock purchase warrants (the “June Madison Warrants”) to purchase up to 102,547 shares of common stock of the Company with a term of 5 years at an exercise price of $7.50 per share, which equal to 7.0% of the aggregate number of Shares placed in the Offering. Pursuant to the June Engagement Agreement, the Company reimbursed Madison $60,000 for fees and expenses of legal counsel and other out-of-pocket expenses. The June Engagement Agreement has indemnity and other customary provisions for transactions of this nature.

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

On December 21, 2023, the Company made a grant of options to Mr. Szoke and Mr. Sellitto to acquire 5,000 and 7,000 shares of common stock, respectively, at an exercise price of $9.25 per share, exercisable for a period of ten years, vesting over twelve months.

On May 20, 2024, the Company made a grant of options to Mr. Mehta to acquire 13,282 shares of common stock at the exercise price of $7.78 and exercisable for a period of ten years, subject to achievement of service conditions.

On August 13, 2024, the Company made a grant of options to each of Messrs. Mehta, Jisser, Koehneman, Thompson and to Ms. White to acquire 15,627 shares of common stock. Each such option is at the exercise price of $8.67 per share, exercisable for a period of ten years, vesting over a period of twelve months.

On November 12, 2024, the Company made a grant of options to Mr. Erick Soto to acquire 100,000 shares of common stock at an exercise price of $6.94, exercisable for a period of ten years, vesting over a period of thirty-six months.

Other Stock Option Grants

In addition, the Company issued options by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4).

During the year ended December 31, 2023, the Company granted a total of 100,000 such options to certain new employees at exercise prices ranging from $6.13 per share to $9.85 per share.

During the year ended December 31, 2024, the Company granted a total of 200,000 such options to certain new employees at exercise prices ranging from $5.99 per share to $9.61 per share.

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

Overview

authID Inc. (together with its subsidiaries, the “Company”, “authID”, “we” or “our”) ensures enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction. Through its easy-to-integrate, patented, biometric identity platform, authID quickly and accurately verifies a user’s identity, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience – delivering identity verification in 700ms. Establishing a biometric root of trust for each user that is bound to their accounts, or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, more accurate and privacy preserving user identity experience demanded by operators of today’s digital ecosystems.

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification – ProofTM

●	Biometric Identity Authentication - VerifiedTM

●	PrivacyKeyTM Privacy Preserving Biometrics

●	Account / Access Recovery

Biometric Identity Verification - Proof

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. Additionally, authID’s PrivacyKey technology enables customers to perform biometric verification through the use of Public/Private Keys that is performed without storing any biometric data, which ensures individual data privacy. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication - Verified

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

PrivacyKey Privacy Preserving Biometrics

authID’s PrivacyKey solution provides biometric authentication without the requirement to store any biometric or derivative of biometric data. The technology transforms biometric verification into Public/Private Key cryptography whereby the facial image of the person is converted into an elliptical public/private key pair where only the public key is stored and the private key only exists during authentication and is deleted immediately after. The solution is compliant to the ISO30136 Privacy Biometric standard and provides a False Match Rate accuracy of 1:1 Billion at a False Rejection Rate of 0.3%, as confirmed by independent tests conducted by The Commonwealth Scientific and Industrial Research Organization (“CSRIO”).

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

Key Customer Benefits

Our solution allows our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees, giving the enterprise complete confidence in who is accessing their digital assets

●	Provide a seamless user experience in terms of speed and self-guided flow, so that even users who are not tech-savvy are easily able to complete the identity verification and authentication processes

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OIDC connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

●	Perform secure biometric verification & authentication without the need to store biometric data. Our PrivacyKey technology removes the need to store any biometric data in order to perform verification or authentication transactions. PrivacyKey verification and authentication is seamlessly delivered thru either a web or mobile applications with a response time of less than 700ms.

Discontinued Operations

On May 4, 2022, the Board of Directors of authID (the “Board” or the “Board of Directors”) approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia and the Cards Plus cards manufacturing and printing business in South Africa (“Cards Plus business”). On August 29, 2022 the Company executed and completed the sale of the Cards Plus business. On June 30, 2023, the Company completed the sale of its legacy payments software by MultiPay. MultiPay S.A.S., and IDGS S.A.S. operations, together with those of Cards Plus Pty Ltd., are presented as discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2023, as they met the criteria for discontinued operations under applicable accounting guidance.

Key Trends

We believe that our financial results will be impacted by several market trends in the identity verification and authentication markets, as well as expanding digital transformation efforts across a wide range of market segments. These trends include:

●	growing concerns over identity theft, fraud and account takeover, resulting from the acceleration of digital transformation, for example online shopping and remote working and the growth in AI-assisted fraud;

●	the growth in the sharing economy; and

●	the increase in electronic payments and alternative money transfer solutions provided by both bank and non-bank entities. The key drivers for these alternative payment methods are consumer demands for safe, convenient payment transactions, with less friction.

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

As of December 31, 2024, the Company had an accumulated deficit of approximately $173.8 million. For the year ended December 31, 2024, the Company earned revenue of approximately $0.9 million, used $11.6 million to fund its operations, and incurred a net loss from continuing operations of approximately $14.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient revenues and cash flows from operations (both from existing and new customers), and successfully locating and negotiating with cash generating business entities for potential acquisition by the Company. In June 2024, the Company raised approximately $10.0 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to a registered direct offering. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

As discussed in “Liquidity and Capital Resources” below, the Company secured additional financing during 2024 which provides funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion, thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Related Party Transactions

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. These services and their contracted pricing has been evaluated by Management based on historical experience with similar providers and determined to be priced at fair market rates. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $70,000 per month during the current term ending in June 2025. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

The Company has entered into various investment, credit and funding agreements with Mr. Stephen Garchik, which are summarized in the following paragraphs. Mr. Garchik is now a holder of more than 10% of the issued and outstanding common stock of the Company. Mr. Garchik’s financial support for the Company has been a material factor in the continued operation of the Company over the period covered by this Annual Report and its current financial position. Full details of these transactions are set forth in Item 13 “Certain Relationships and Related Transactions and Director Independence” and in Note 7 “Related Party Transactions” to the Audited Consolidated Financial Statements of the Company as of and for the years ended December 31, 2024 and 2023, which are exhibited hereto (the “Consolidated Financial Statements”).

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

As described in Note 5 “Working Capital Facility”, the Original Facility Agreement was amended and restated effective March 8, 2023 pursuant to which amendment the amount of the facility was reduced to $3.6 million, an initial advance of $900,000 was made and subsequent advances under the A&R Facility Agreement are subject to various conditions including the granting of a security interest over substantially all the Company’s assets. Under the A&R Facility Agreement Garchik had a one-time right for the nomination of four designees specified in writing by Garchik for appointment to our board of directors. On March 9, 2023, Rhoniel Daguro, Ken Jisser, Michael Thompson and Thomas Szoke as Garchik’s designees under the A&R Facility Agreement, were appointed as members of the Board of Directors of the Company.

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

Further, On May 23, 2023, pursuant to an Exchange Agreement, Mr. Garchik, exchanged a Convertible Note and accrued interest in the amount of $1,014,625 for 268,705 shares of common stock. The price of the shares issued to Mr. Garchik under the Exchange Agreement was the same as the purchase price paid by all other investors (who were not directors) pursuant to the Exchange Agreement and was the Nasdaq Official Closing Price in effect on the date of the transaction. As a result of such exchange, the issuance of shares in satisfaction of the Credit Facility and the purchase of additional shares of common stock as referenced above (See Note 8 “Shareholders’ Equity” to the Consolidated Financial Statements), Mr. Garchik is now a holder of more than 10% of the outstanding shares of the Company’s common stock.

On November 20, 2023, Mr. Garchik, purchased 166,667 shares of Company’s common stock at a price of $1,000,000. The purchase price of the shares issued in this transaction was the same as the purchase price paid by all other investors in the same round and was higher than the Nasdaq Official Closing Price in effect on the date of the transaction.

On June 26, 2024, Mr. Garchik, purchased 150,000 shares of the Company’s common stock at a price of $1,125,000. The purchase price of the shares issued in this transaction was the same as the purchase price paid by all other investors in the same round and represented a 24% discount to the Nasdaq Official Closing Price in effect on the date of the transaction.

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the year ended December 31, 2024, Dale Daguro earned approximately $255,000 in base salary and sales commission.

As further described in Item 13 “Certain Relationships and Related Transactions and Director Independence” and in Note 7 “Related Party Transactions” to the Consolidated Financial Statements, the Company has entered into various equity investments and employment agreements with Directors and Officers of the Company.

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

Revenue Recognition

Software License – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and / or variable fees generated. Variable fees are typically earned over time based on monthly users and transaction volumes. We allocate the selling price in a contract which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price. Transaction fees are billed monthly and are constrained to transactions incurred within the month.

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

Adjusted EBITDA is a non-GAAP financial measure that represents U.S. GAAP net income (loss) adjusted to exclude (1) interest expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense (stock options) and (6) certain other items management believes affect the comparability of operating results. Other items included the following:

●	Conversion expense of $0 in 2024 and $7.5 million in 2023

●	Severance cost of $0.01 million in 2024 and $0.9 million in 2023

●	Loss on debt extinguishment of $0 in 2024 and $0.4 million in 2023

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

	For the Year Ended
	December 31,
	2024	2023
Loss from continuing operations	$(14,227,994)	$(19,617,969)

Addback:

Interest expense	48,930	1,108,458
Other expense (income)	(455,227)	(98,230)
Conversion expense		7,476,000
Loss on debt extinguishment		380,741
Severance cost	14,251	855,279
Depreciation and amortization	179,075	255,858
Non-Cash recruiting fees		438,000
Taxes		2,864
Stock compensation	2,612,164	487,398

Adjusted EBITDA continuing operations (Non-GAAP)	$(11,878,801)	$(8,711,601)

The increase in Adjusted EBITDA Loss From Continuing Operations in 2024 compared to 2023 can be attributed to several factors. First, the Company took a strategic approach to increase funding for its operations, resulting in an increase in its overall operating expenses. Additionally, the Company invested significantly in research and development, and people.

Results of Operations and Financial Condition for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Revenues, net

During the year ended December 31, 2024, the Company revenues were approximately $886,000 compared to approximately $190,000 for the year ended December 31, 2023. Revenue increased as we acquired and went live with new customers.

General and administrative expenses

During the year ended December 31, 2024, general and administrative expenses increased by approximately $1.1 million compared to the year ended December 31, 2023, principally due to higher stock-based compensation expenses as well as the Company’s increase in headcount costs and higher third-party vendor costs.

Research and development expenses

During the year ended December 31, 2024, research and development expenses increased by approximately $3.7 million compared to the year ended December 31, 2023, principally due to higher stock-based compensation expenses as well as the Company’s increase in headcount costs and higher third-party vendor costs.

Depreciation and amortization expense

During the year ended December 31, 2024, depreciation and amortization decreased by approximately $0.1 million compared to the year ended December 31, 2023, as the Company’s intangible assets useful life decreases.

Interest expense

Interest expense during the year ended December 31, 2024 compared to the year ended December 31, 2023 decreased by $1.1 million, principally due to the exchange of Convertible Notes for common stock in May 2023.

Macro-Economic Conditions

The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. The continuing wars in Ukraine and the Middle East, inflationary pressures, rising energy prices and increases in interest rates have impacted the United States and other major economies and have created uncertainty regarding a possible recession. As a result, many businesses, especially in the technology sector, have made significant cut-backs in expenditure, including reductions in force and investment freezes. Our sales and results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth of our revenue from those products.

Liquidity and Capital Resources

As of December 31, 2024, current assets were $10.1 million and current liabilities outstanding amounted to $3.0 million which resulted in net working capital of $7.1 million.

Net cash used by operating activities was $11.6 million for the year ended December 31, 2024 compared to $8.4 million in 2023. Cash used in operations for 2024 and 2023 was primarily the result of funding the business operations as the Company invested in people and product.

Net cash (used)/generated in investing activities in 2024 and 2023 was approximately ($66,000) and $75,000 as the Company received certain proceeds from the sale of its discontinued businesses in 2023.

Net cash provided by financing activities for 2024 was approximately $10.0 million, compared to $15.4 million in 2023. Cash provided by financing activities in 2024 consisted primarily of proceeds from sale of Common Stock pursuant to a registered direct offering in June 2024. Cash provided by financing activities in 2023 consists of proceeds from the sale of common stock in May 2023 and November 2023 and a $0.5 million initial drawdown net of debt issuance costs under the Company’s A&R Facility Agreement.

In 2025, the Company will continue to be opportunistic and judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available if available on acceptable terms.

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Research and development activities and technology deployment will require continued investment.

The Company projects that the current and past investments in technology and systems will lead to revenue expansion, thereby reducing liquidity needs. However, to further implement its business plan and satisfy its working capital requirements, the Company will need to raise more capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Description of Indebtedness

As described in Item 1A (Risk Factors), the Company has a history of losses and may not be able to achieve profitability in the near term. The Company has not been able to achieve positive cash flows from operations and raised additional financing in 2024 and 2023 from the sale of equity and convertible notes.

As of December 31, 2024, the Company has the remaining balance of a series of Senior Secured Convertible Notes outstanding for $245,000 due in March 2025.

See Notes 5 and 6 of the Consolidated Financial Statements for additional information associated with the convertible notes payable.

Equity Financing

See Note 8 of the Consolidated Financial Statements for additional information associated with equity financing in 2024 and 2023.

2024 Common Stock Transactions

●	On June 27, 2024, the Company entered into a securities purchase agreement with accredited investors (the “June Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a registered offering (the “June Offering”) an aggregate of 1,464,965 shares of the Company’s common stock at a per share price of $7.50 (or $8.61 if the purchaser is a director of the Company). The purchasers under the June Purchase Agreement included Stephen J. Garchik and one director of the Company.

2023 Common Stock Transactions

●	Between May 23 and June 7, 2023, the Company entered into a securities purchase agreement with accredited investors (the “Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a public offering an aggregate of 1,113,828 shares (the “Registered Shares”) of the Company’s common stock and in a concurrent private placement 1,121,482 shares (the “PIPE Shares”) of Common Stock (the “May 2023 Offering”) at a per share price between $3.664 and $5.632 per share (or $4.00 if the purchaser is a director of the Company). The purchasers under the Purchase Agreement included Garchik and four directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

●	On May 23, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	Between May 23 and June 7, 2023, the Company entered into an exchange agreement with certain holders (“Holders”) of the March 2022 Senior Secured Convertible Notes (the “Convertible Notes”) of the Company (the “Exchange Agreement”), pursuant to which the Company issued 2,348,347 shares (the “Exchange Shares”) of common stock to the Holders in exchange for the Holders’ Convertible Notes (the “Note Exchange”) at a per share price between $3.776 and $5.80 per share (or $4.12 if the Holder is a director, officer or insider of the Company.

●	On November 20, 2023, authID Inc. (the “Company”) entered into a securities purchase agreement with accredited investors (the “November Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a registered offering (the “November Offering”) an aggregate of 1,574,990 shares of the Company’s common stock at a per share price of $6.00. The purchasers under the November Purchase Agreement included Stephen J. Garchik and three directors of the Company, including the Chief Executive Officer and Chairman of the Board of Directors.

●	The Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2024, the Company had the following contractual obligations.

		Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Convertible Notes Payable	$245,000	$245,000	$-	$-	$-
Severance Payable	325,000	325,000	-	-	$-
	$570,000	$570,000	$-	$-	$-

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCOAB ID 00677), are set forth on pages F-1 through F-28 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the last fiscal year, there have been no changes except as noted above in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Rhoniel A. Daguro (2)	50	Director and Chief Executive Officer

Edward C. Sellitto	40	Chief Financial Officer

Thomas R. Szoke	60	Director, Chief Technology Officer

Erick Soto	37	Chief Product Officer

Ken Jisser	47	Director

Kunal Mehta (3)	56	Director

Michael L. Koehneman*(1)(2)	64	Director

Michael C. Thompson (1)(2)(3)	64	Director

Jacqueline L. White*(1)(3)	60	Director

*	denotes Committee Chair

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

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

Edward C. Sellitto

Mr. Sellitto joined authID as Chief Financial Officer of the Company on August 15, 2023. Mr. Sellitto has over 15 years of experience in Financial Management and Revenue Operations roles supporting a wide range of industries and company sizes, from startups to Fortune 100 organizations. Most recently, from December 2022 through present, he served as Vice President, Revenue Operations at Zero Hash, a Digital Asset-as-a-Service infrastructure provider. From February 2022 through December 2022, Mr. Sellitto served as the Head of Go-To-Market Financial Planning and Analysis for Sprinklr (NYSE: CXM) and held various roles including Director – Sales Operations and VP – Revenue Operations with Source from May 2019 through February 2022. Further, from 2018 to 2019, Mr. Sellitto served as the Director – Sales Operations for SmartSource Rentals. Ed holds an MBA in Corporate Finance and Strategy from the Stern School of Business at New York University.

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

Erick Soto

Mr. Soto joined authID as Chief Product Officer of the Company on September 23, 2024. Mr. Soto is a seasoned product leader with over 15 years of experience in product management within the fintech and identity industries. Mr. Soto most recently served as Chief Product Officer at Oxygen Health, a provider of health benefit plans, from September 2023, through August 2024. From September 2022 to August 2023, Mr. Soto was Chief Product Officer – New Digital Initiatives at BBVA, the global financial services group. Prior to that from April 2018 to July 2022, Erick was VP of Product at Socure, a provider of identity verification and fraud prevention solutions.

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

Kunal Mehta

Mr. Mehta became a Director of the Company on March 25, 2024. Mr. Mehta has over 25 years of experience building value-creation programs for private equity firms and industry experience scaling global revenue operations, marketing, and sales programs for several of the biggest names in the technology space. In January 2025, Mr. Mehta joined LaunchQ Inc. (dba TPG Technologies), a go-to-market technology company, as CEO. From 2022-2024, he was an Expert Partner at Boston, Massachusetts-based Bain & Company, working with a number of Private Equity firms to accelerate Go To Market (GTM) value creation. Between Sept 2019 and March 2022, he built the Go To Market (GTM) Center of Excellence at Menlo Park, CA-based Technology Crossover Ventures (TCV). From September 2018 to March 2019, Mr. Mehta worked at Druva, a private equity backed portfolio company as VP of Sales Strategy and Operations. Mr. Mehta began his management career at Hewlett-Packard, progressing through a series of solutions, marketing, and enablement roles with increasing responsibility. Mr. Mehta earned his MBA in Management of Information Systems, BA in Economics from The George Washington University in Washington, DC, and MHS in Health Finance & Management from Johns Hopkins.

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

Board & Committees

Board meetings during calendar year ended 2024

During 2024, the Board of Directors held nine meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served, apart from one Board meeting which one director was not able to attend. The Board and the Pricing Committee that was formed for the purposes of approval of the funding transaction in June 2024 also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Board has designated the Chair of the Committee as the “audit committee financial expert” as defined by the SEC. During 2024, the Audit Committee held four meetings. The Committee also approved certain actions by unanimous written consent.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2024, the Compensation Committee held two meetings and also approved certain actions by unanimous written consent.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2024, the Governance Committee held one meeting.

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

Except as set forth below, during the year ended December 31, 2024, there have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2024 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that one director filed Form 3 late and another director filed two Forms 4 late.

Equity Award Grant Practices

Equity awards are made by the Compensation Committee, are discretionary and are not granted to executive officers and employees at any specific time in the year. In April 2024 the Board adopted a Policy on Granting Equity Awards (“Equity Policy”). Under the Equity Policy, awards to employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least three business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information. With respect to grants made to executive officers, and new hires who will become executive officers the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information (other than a current report on Form 8–K disclosing a material new option award grant under Item 5.02(e) of that form). Grants of stock options to new hires (other than those who will become Section 16 officers), will not be subject to the same restrictions but will be made on the later of the date of approval of the grant by the Compensation Committee and the date of commencement of employment.

Annual grants of equity awards to members of the Board shall be effective within three business days after the date of the Annual Stockholders Meeting at which such Director is elected or re-elected (subject that being in an open period in accordance with the previous paragraph). For Directors appointed other than at an Annual Stockholders Meeting, initial grants of equity awards shall be effective on the date the Director is appointed (subject that being in an open period in accordance with the previous paragraph).

In each case where applicable, the exercise/grant price for an award will be equal to the closing market price of our common stock on the grant date.

Item 11. Executive Compensation

The below table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to (i) all individuals serving as the Company’s principal executive officers or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) the Company’s two most highly compensated executive officers other than the principal executive officers serving at the end of the last completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Non-Equity	All
				Option	Incentive Plan	Other
		Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Title	Year	($)	($)	($)	($)	($)	($)
Rhoniel Daguro	2024	400,000	-	-	300,000	13,800	713,800
CEO (1)	2023	310,769	-	1,185,100	225,000	8,000	1,728,869

Edward Sellitto	2024	275,000	165,000	-	-	9,964	449.964
CFO (2)	2023	94,712	57,123	315,303	-	2,188	469,326

Erick Soto	2024	88,750	17,760	571,323	-	1,625	679,458
Chief Product Officer (3)	2023	-	-	-	-	-	-

(1)	Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023, and ending March 31, 2025, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024 and has earned $225,000 in 2023 based on bookings signed in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of Mr. Daguro’s stock options was $1,185,100. Mr. Daguro has not exercised or realized a gain on his vested stock options as of the date of this report’s submission. All other compensation is primarily the Company’s 401(k) match.

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

Additionally, Mr. Daguro prior to being appointed as Chief Executive Officer received $2,000 for Director’s Compensation in 2023.

(2)	Mr. Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The target bonus for the 2024 year is $165,000 and the target bonus for the 2023 year was pro-rated to be $57,123. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The grant date fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause. Additionally, on December 21, 2023, the Company granted Mr. Sellitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $54,803. Mr. Sellitto has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match.

(3)	Mr. Erick Soto was hired as Chief Product Officer on September 23, 2024 in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The target bonus for the 2024 year was pro-rated and is $17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. The grant date fair market value of the option grant was $571,323.

The Company also entered an Executive Retention Agreement with Mr. Soto, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. In the event of a termination upon a change of control or an involuntary termination, Mr. Soto is entitled to receive an amount equal to 100% of his base salary.

The above references to stock option grants should be read with Note 8 of the Notes to Financial Statements – Stockholder’s Equity – Stock Option Issuances.

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

Other than the 401(k) retirement plan which allows employer match of 100% of up to 3% employee 401(k) payroll contribution and 50% of 3%-5% employee 401(k) payroll contribution, the Company currently has no other retirement, pension, or profit-sharing plan covering its officers and directors. The Company provides medical benefits on a cost sharing basis and has a dental plan which is fully paid by the employees. (See “Executive Agreements” below.)

Grant of Plan-Based Awards

During the calendar year ended December 31, 2024, the following grants were made to named executive officers:

●	The Company granted Mr. Soto stock options to acquire 100,000 shares of common stock that vest over a 3 year period. See above for additional disclosure.

During the calendar year ended December 31, 2023, the following grants were made to named executive officers:

●	The Company granted Mr. Daguro stock options to acquire 490,000 shares of common stock that vest upon the achievement of performance and service conditions. See above for additional disclosure.

●	The Company granted Mr. Sellitto stock options to acquire 50,000 shares of common stock that vest upon the achievement of performance and service conditions. Additionally, the Company granted Mr. Sellitto stock options to acquire 7,000 shares of common stock that vest upon the achievement of service conditions over twelve months. See above for additional disclosure.

There were no other grants of plan-based awards or common stock options, to other named executive officers during the years ended December 31, 2024, and December 31, 2023.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2024.

			Plan Awards
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Unearned	Exercise	Expiration
	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Executive Officer
Rhon Daguro	229,134	77,741	-	3.18	4/10/33
Rhon Daguro	127,157	55,968	-	5.48	6/28/33
Edward Sellitto	22,208	27,792	-	8.87	8/15/33
Edward Sellitto	7,000	-	-	9.25	12/21/33
Erick Soto	8,333	91,667	-	6.94	11/29/34

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2024 by any named executive officers

Compensation of Directors
		Cash	Option
		Compensation	Awards	Total
	Year	($)	($)	($)
Joe Trelin	2024	-	-	-
Former Chairman of the Board	2023	26,500	73,000	99,500

Michael Koehneman	2024	10,000	113,559	123,559
Board Member	2023	37,500	73,000	110,500

Jacqueline White	2024	10,000	113,559	123,559
Board Member	2023	37,500	73,000	110,500

Michael Thompson	2024	8,000	113,559	121,559
Board Member	2023	10,000	42,000	52,000

Ken Jisser	2024	8,000	113,559	121,559
Board Member	2023	10,000	42,000	52,000

Kunal Mehta	2024	6,151	200,968	207,119
Board Member	2023	-	-	-

Philip Kumnick	2024	-	-	-
Former Chairman of the Board, CEO and President	2023	20,000	-	20,000

Philip Broenniman	2024	-	-	-
Former Board Member and President	2023	16,000	-	16,000

Michael Gorriz	2024	-	-	-
Board Member	2023	14,000	-	14,000

Neepa Patel	2024	-	-	-
Board Member	2023	17,500	-	17,500

In August 2024, the Board approved that the compensation policy for non-employee directors be amended as follows:

●	That annual cash compensation payable to each non-employee Director of $8,000 (or $10,000 for Committee chairs), paid quarterly; and

●	That with respect to the year awards to be made following the 2024 Annual Meeting, each non-employee director be awarded options to purchase shares of Common Stock (“Shares”) equivalent in value to $117,000 for the current year, to be granted following the Annual Meeting (and subject to the stockholder approval of the 2024 Plan).

Executive Employment Agreements

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023 and ending March 31, 2025, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024 and has earned $225,000 in 2023 based on bookings signed in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

Mr. Thomas Thimot, the former Chief Executive Officer resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023. On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. Mr. Thimot was also eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,813 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

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

Mr. Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The target bonus for the 2024 year is $165,000 and the target bonus for the 2023 year was pro-rated to be $57,123. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

Ms. Annie Pham, the former Chief Financial Officer was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham resigned on August 15, 2023. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000 and earned an annual salary of $275,000 with a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair market value of Ms. Pham’s stock options was $722,750. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto.

Mr. Erick Soto was hired as Chief Product Officer on September 23, 2024 in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The target bonus for the 2024 year was pro-rated and is 17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. The grant date fair market value of the option grant was $571,323.

The Company also entered an Executive Retention Agreement with Mr. Soto, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. In the event of a termination upon a change of control or an involuntary termination, Mr. Soto is entitled to receive an amount equal to 100% of his base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of authID’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of March 10, 2025, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers and Directors
Rhoniel A. Daguro	Director, CEO	441,879	(2)	3.9%
Thomas R. Szoke	Director, CTO	130,563	(3)	1.2%
Michael C. Thompson	Director	102,689	(4)	*
Ken Jisser	Director	70,487	(5)	*
Michael L. Koehneman	Director	42,309	(6)	*
Jacqueline L. White	Director	40,809	(7)	*
Edward Sellitto	CFO	36,148	(8)	*
Erick Soto	CPO	19,445	(9)	*
Kunal Mehta	Director	16,669	(10)	*
Total Officers and Directors		900,999		8.1%
5% Stockholders
Stephen J. Garchik	Stockholder	1,456,808	(11)	13.3%
Philip R. Broenniman	Stockholder	609,311	(12)	5.6%

Total Officers, Directors and 5% Stockholders		2,967,118		27.0%

*	Represents less than 1% of the Company’s issued and outstanding shares of common stock.

(1)	Applicable percentage ownership is based on 10,920,909 shares of common stock outstanding as of March 10, 2025. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the reference date of this table are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Options or warrants which are not vested, or expected to be vested as of May 14, 2024, are referenced in the footnotes below for the sake of completeness, but are not included in the figures in the above table.

(2)	Includes (i) 24,833 shares of common stock, (ii) a stock option to purchase 306,875 shares of common stock at an exercise price of $3.176 vesting subject to achievement of performance and service conditions, and (iii) a stock option to purchase 183,125 shares of common stock at an exercise price of $5.48 vesting subject to achievement of performance and service conditions. A total of 417,046 of the stock options will be vested as of May 9, 2025.

(3)	Includes (i) 15,518 shares of common stock, (ii) 12,500 shares of common stock held by Mrs. Szoke, (iii) a stock option to acquire 41,667 shares of common stock at an exercise price of $108.00 per share, (iv) a stock option to acquire 4,166 shares of common stock at an exercise price of $57.60 per share, (v) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share vesting subject to achievement of performance and service conditions, (vi) a stock option to acquire 50,000 shares of common stock at an exercise price of $5.48 per share vesting subject to achievement of performance and service conditions, and (vii) a stock option to acquire 5,000 shares of common stock at an exercise price of $9.25 per share. A total of 102,545 of the stock options will be vested as of May 9, 2025.

(4)	Includes (i) 83,667 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share which vest over a three-year period after each Annual Meeting subject to continued service, (iii) a stock option to acquire 3,125 shares of common stock at an exercise price of $5.48 per share, and (iv) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, which vest over a period of 12 months. A total of 19,012 of the stock options will be vested as of May 9, 2025.

(5)	Includes (i) 51,475 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share which vest over a three-year period after each Annual Meeting subject to continued service, and (iii) a stock option to acquire 3,125 shares of common stock at an exercise price of $5.48 per share, and (iv) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, which vest over a period of 12 months. A total of 19,012 of the stock options will be vested as of May 9, 2025.

(6)	Includes (i) 1,471 shares of common stock, (ii) 29 shares of common stock held by Mrs. Koehneman, (iii) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (iv) a stock option to acquire 1,280 shares of common stock at $121.28 per share, (v) a stock option to acquire 4,371 shares of common stock at $24.24 per share, (vi) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share, and (vii) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, which vest over a period of 12 months. A total of 40,809 of the stock options will be vested as of May 9, 2025.

(7)	Includes (i) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (ii) a stock option to acquire 1,280 shares of common stock at $121.28 per share, and (iii) a stock option to acquire 4,371 shares of common stock at $24.24 per share, and (iv) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share, and (v) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, which vest over a period of 12 months. A total of 40,809 of the stock options will be vested as of May 9, 2025.

(8)	Includes (i) an option to purchase 50,000 shares of common stock at an exercise price of $8.87 vesting subject to achievement of performance and service conditions, and (ii) a stock option to acquire 7,000 shares of common stock at an exercise price of $9.25 per share. A total of 36,148 of the stock options will be vested as of May 9, 2025.

(9)	Includes (i) 1 share of common stock, and (ii) a stock option to acquire 100,000 shares of common stock at an exercise price of $6.94 per share, which vest over a period of 36 months. A total of 19,444 of the stock options will be vested as of May 9, 2025.

(10)	Includes (i) 4,167 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $7.78 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (ii) a stock option to acquire 782 shares of common stock at an exercise price of $7.78 per share, and (iii) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, which vest over a period of 12 months. A total of 12,502 of the stock options will be vested as of May 9, 2025.

(11)	Includes (i) 1,123,563 shares of common stock held by Mr. Garchik personally, (ii) 170,834 shares of common stock held by the Garchik 2019 Irrevocable Trust (“2019 Trust”) of which Mr. Garchik is a trustee and beneficiary, (iii) 4,367 shares of common stock held by Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, (iv) 147,627 shares of common stock held by the Marla Garchik 2020 Irrevocable Trust (the “2020 Trust”) of which Mr. Garchik is a beneficiary, and (v) a common stock purchase warrant to acquire 10,417 shares of common stock at $36.00 per share held by the 2019 Trust.

(12)	Includes (i) 79,889 shares of common stock, (ii) a stock option to purchase 69,445 shares of common stock at a price of $16.80 per share, (iii) a stock option to purchase 47,917 shares of common stock at a price of $57.60 per share which vest upon meeting performance criteria. The performance criteria have not been met as of March 10, 2025 and the options are not expected to be vested by May 9, 2025 (iv) common stock purchase warrants to acquire 1,094 shares of common stock at $21.12 per share, and (v) 458,883 shares of common stock held by Varana Capital Focused L.P. (“VCFLP”). Mr. Broenniman is the Managing Partner of Varana Capital, LLC, which, in turn, is the investment manager of and has dispositive control over the shares held by VCFLP. By virtue of these relationships, in addition to the shares he holds personally, Mr. Broenniman may be deemed to beneficially own the shares held by VCFLP.

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

On June 27, 2024, Michael Thompson, a Director of the Company purchased 12,254 shares of the Company’s common stock at an aggregate price of $100,000, as part of the Company’s Registered Direct offering.

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

Director & Executive Compensation

Ms. Annie Pham was hired as Chief Financial Officer on April 25, 2022 and commenced employment on June 20, 2022. Ms. Pham and the Company entered an Offer Letter pursuant to which Ms. Pham received a signing bonus of $25,000, an annual salary of $275,000, and a bonus target at 40% of the base salary (pro-rated for 2022). In addition, Ms. Pham was granted an option to acquire 43,750 shares of common stock at an exercise price of $19.28 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. The aggregate grant date fair market value of Ms. Pham’s stock options was $722,750. In December 2022, Ms. Pham was granted an option to purchase 7,500 shares of common stock at an exercise price of $6.32 per share for a term of ten years which will vest over one year period at the aggregate grant date fair market value of $45,000. Mr. Pham has not exercised or realized a gain on her vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match for the fiscal year 2023. On May 11, 2023, the Company and Ms. Annie Pham, the CFO of the Company, entered a Retention Agreement, pursuant to which the Company agreed to provide specified retention bonus amounts subject to certain performance conditions in the aggregate amount of up to $240,625 and to accelerate the vesting on her equity awards upon termination. Mr. Pham also received one-year of medical coverage for an aggregate cost $57,715. This Agreement replaces the previous Executive Retention Agreement dated April 25, 2022, which was terminated, and a release granted in relation thereto. Ms. Pham resigned on August 15, 2023.

Mr. Thomas Thimot and Mr. Cecil Smith, became employed by the Company as Chief Executive Officer and President and Chief Technology Officer effective June 14, 2021. Mr. Thimot and the Company entered into an Offer Letter pursuant to which Mr. Thimot received an annual salary of $325,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021 and on the understanding that the 2022 target will include a requirement of the Company achieving three times the annual revenue of 2021. Additionally, Mr. Thimot was granted an option to acquire 150,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements.

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

On June 14, 2021, Mr. Smith and the Company entered an into an Offer Letter pursuant to which Mr. Smith received an annual salary of $275,000 with a bonus target at 50% of the base salary (pro-rated for 2021) upon terms to be agreed with the Compensation Committee for 2021. In addition, Mr. Smith received a bonus of $50,000 after 90 days of service. Additionally. Mr. Smith was granted an option to acquire 75,000 shares of common stock at an exercise price of $7.80 per share for a term of ten years of which half of the options vest monthly over four years and the balance is subject to certain performance vesting requirements. On February 15, 2023, Mr. Smith ceased to be an employee, and the President and Chief Technology Officer of the Company.

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

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023 and ending March 31, 2025, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024 and has earned $225,000 in 2023 based on bookings signed in 2023. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

Thomas R. Szoke, a director of the Company agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period beginning April 1, 2023 and ending March 31, 2025, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $40,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Szoke has earned a bonus of $160,000 in 2024 for non-equity incentive compensation based on Bookings in 2024 and has earned $120,000 in 2023 based on bookings signed in 2023. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

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

Employment Agreements

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the year ended December 31, 2024, Dale Daguro earned approximately $255,000 in base salary and sales commission.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $70,000 per month during the current term ending in June 2025. During the year ended December 31, 2024 the Company paid TPG a total of $994,000. As of December 31, 2024 the Company had a balance of $70,000 in Accounts Payable related to amounts owed to TPG under the payment terms of this agreement. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

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

The total fees billed by Cherry Bekaert, LLP in 2024 aggregated $202,682 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2024. Additionally, the Company paid Cherry Bekaert, LLP $28,455 for services associated with the filing of the Company’s S-3 and Prospectus Supplements.

The total fees billed by Cherry Bekaert, LLP in 2023 aggregated $243,164 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2023. Additionally, the Company paid Cherry Bekaert, LLP $33,164 for services associated with the filing of the Company’s S-1 and Prospectus Supplements.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2024 and December 31, 2023 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2024 and 2023.

					$’s in 000’s
	Audit	Taxes	Filings	Accounting	Total
2024	$174.2	$-	$28.4	$-	$202.6
2023	$210.0	$-	$33.2	$-	$243.2

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (14)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7(22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (10)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (11)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (11)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (12)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (13)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (13)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC

10.20 (13)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (13)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (15)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (16)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (18)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (18)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (18)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.27 (19)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28(20)	Letter Agreement between Kunal Mehta and authID Inc.
10.29(22)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30(22)	Engagement Agreement, dated as of June 12, 2024 between the Company and Madison Global Partners, LLC
10.31(22)	Stock Purchase Warrant issued to Madison Global Partners LLC
10.32***	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33(23)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34(23)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
14.1 (17)	Code of Ethics
19*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (17)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (21)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.
(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(17)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.
(23)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.

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
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)

Dated: March 13, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on March 13, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rhoniel A. Daguro	Chief Executive Officer
Rhoniel A. Daguro	(Principal Executive Officer)

/s/ Ken Jisser	Director
Ken Jisser

/s/ Michael Koehneman	Director
Michael Koehneman

/s/ Kunal Mehta	Director
Kunal Mehta

/s/ Ed Sellitto	Chief Financial Officer
Ed Sellitto	(Principal Financial and Accounting Officer)

/s/ Thomas R. Szoke	Director
Thomas R. Szoke

/s/ Michael Thompson	Director
Michael Thompson

/s/ Jacqueline White	Director
Jacqueline White

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

authID Inc.

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of authID Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Revenue Recognition

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

Description of Matter

The Company recognized approximately $886,000 in revenues for the year ended December 31, 2024. As described further in Note 1 to the consolidated financial statements, the Company recognizes revenue when control of the Company’s services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those services in a process that involves identifying the contract with the customer, determining the performance obligation in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied.

Due to the nature of the Company’s customer agreements, management exercises judgment in the following areas in determining appropriate revenue recognition:

●	Determination of which services are considered distinct performance obligations that should be accounted for separately or combined;

●	Determination of stand-alone selling prices for each performance obligation;

●	Estimation of contract price and allocation of the transaction price to the performance obligations;

●	The pattern and timing of delivery for each distinct performance obligation; and

●	The identification and treatment of contract terms that may impact the timing and amount of revenue recognized.

As a result, a degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these judgments can have a material effect on the amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue as discussed above. Our audit procedures included the following for revenue:

●	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes;

●	Analyzed the significant assumptions and estimates made by management as discussed above; and

●

Assessed the recorded revenue by selecting a sample of transactions, analyzing the related contract, testing management’s identification of distinct performance obligations, and comparing the amounts recognized for consistency with underlying documentation.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Tampa, Florida

March 13, 2025

authID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$8,471,561	$10,177,099
Accounts receivable, net	97,897	91,277
Contract assets	426,859	-
Deferred contract costs	617,918	157,300
Other current assets	460,192	476,004
Total current assets	10,074,427	10,901,680

Intangible assets, net	213,718	327,001
Goodwill	4,183,232	4,183,232
Total assets	$14,471,377	$15,411,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,715,410	$1,408,965
Commission liability	459,657	124,150
Severance liability	325,000	-
Convertible debt, net	240,884	-
Deferred revenue	215,237	131,628
Total current liabilities	2,956,188	1,664,743
Non-current Liabilities:
Convertible debt, net	-	224,424
Severance liability	-	325,000
Total liabilities	2,956,188	2,214,167

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 and 250,000,000 shares authorized as of December 31, 2024 and 2023, respectively; 10,920,909 and 9,450,220 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,092	945
Additional paid in capital	185,312,508	172,714,712
Accumulated deficit	(173,808,529)	(159,530,535)
Accumulated comprehensive income	10,118	12,624
Total stockholders’ equity	11,515,189	13,197,746
Total liabilities and stockholders’ equity	$14,471,377	$15,411,913

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023

Revenues	886,485	190,289

Operating Expenses:

General and administrative	9,149,166	8,094,352
Research and development	6,242,535	2,588,215
Depreciation and amortization	179,075	255,858
Total operating expenses	15,570,776	10,938,425

Loss from continuing operations	(14,684,291)	(10,748,136)

Other (Expense) Income
Interest income	455,227	98,230
Interest expense, net	(48,930)	(1,108,458)
Conversion expense	-	(7,476,000)
Loss on extinguishment of debt	-	(380,741)
Other income (expense), net	406,297	(8,866,969)

Loss from continuing operations before income taxes	(14,277,994)	(19,615,105)

Income tax expense	-	(2,864)

Loss from continuing operations	(14,277,994)	(19,617,969)

Gain from discontinued operations	-	1,524
Gain on sale of discontinued operations	-	216,069
Total gain from discontinued operations	-	217,593

Net loss	$(14,277,994)	$(19,400,376)

Net (Loss) Earnings Per Share - Basic and Diluted
Continuing operations	$(1.40)	$(3.19)
Discontinued operations	$-	$0.04

Weighted Average Shares Outstanding - Basic and Diluted	10,202,371	6,153,881

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023
Net loss	$(14,277,994)	$(19,400,376)
Foreign currency translation loss	(2,506)	(143,305)
Comprehensive loss	$(14,280,500)	$(19,543,681)

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2022	3,179,789	$318	$140,257,448	$(140,130,159)	$155,929	$283,536
Conversion of convertible debt into common stock	2,348,347	235	15,331,776	-	-	15,332,011
Sale of common stock for cash, net of offering costs	3,564,666	357	14,912,547	-	-	14,912,904
Conversion of credit facility borrowings into common stock	245,634	24	899,976	-	-	900,000
Stock-based compensation	-	-	487,398	-	-	487,398
Warrants for services with the sale of common stock	-	-	438,000	-	-	438,000
Shares issued in lieu of interest	111,516	11	387,567	-	-	387,578
Cashless stock option exercise	268	-	-	-	-	-

Net loss	-	-	-	(19,400,376)	-	(19,400,376)
Foreign currency translation					(143,305)	(143,305)
Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-		2,612,164	-	-	2,612,164
Sale of common stock for cash, net of offering costs	1,464,965	146	9,985,633	-	-	9,985,779
Cashless stock option exercise	5,724	1	(1)	-	-	-
Net loss	-	-	-	(14,277,994)	-	(14,277,994)
Foreign currency translation	-	-	-	-	(2,506)	(2,506)
Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,277,994)	$(19,400,376)
Adjustments to reconcile net loss with cash flows from operations:
Conversion expense	-	7,476,000
Stock-based compensation	2,612,164	487,398
Amortization of debt discounts and issuance costs	16,460	711,269
Warrants for services	-	438,000
Shares issued in lieu of interest	-	387,578
Loss on debt extinguishment	-	380,741
Depreciation and amortization expense	179,075	255,858
Provision for doubtful accounts	149,720	150,000
Gain from sale of discontinued operation	-	(216,069)
Changes in operating assets and liabilities:
Accounts receivable	(156,340)	170,532
Contract assets	(426,859)	-
Deferred contract cost	(460,618)	(157,300)
Other current assets	15,812	88,068
Commission liability	335,507	124,150
Accounts payable and accrued expenses	306,445	245,932
Deferred revenue	83,609	50,310
Other liabilities	-	325,000
Adjustments relating to discontinued operations	-	110,064
Net cash flows from operating activities	(11,623,019)	(8,372,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations, net of selling costs	-	91,751
Purchase of intangible assets	(65,792)	(16,600)
Net cash flows from investing activities	(65,792)	75,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	9,985,779	14,912,904
Credit facility drawdown, net of issuance costs	-	471,816
Net cash flows from financing activities	9,985,779	15,384,720

Effect of Foreign Currencies	(2,506)	(149,736)

Net Change in Cash	(1,705,538)	6,937,290
Cash, Beginning of the Year	10,177,099	3,237,106
Cash, Beginning of the Year- Discontinued Operations	-	2,703
Cash, End of the Year - Discontinued Operations	-	-
Cash, End of the Year	$8,471,561	$10,177,099

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$32,470	23,345
Cash paid for interest - discontinued operations	$-	364
Cash paid for income taxes	$-	2,864
Cash paid for income taxes - discontinued operations	$-	1,254
Schedule of Non-cash Investing and Financing Activities:
Conversion of convertible note payable and accrued interest to common stock	$-	$7,856,011
Conversion of credit facility borrowings into common stock	$-	$900,000
Cashless option and warrant exercises	$1	$-

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

authID Inc. quickly and accurately verifies a user’s identity, through its easy-to-integrate, patented, biometric identity platform, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience. Establishing a biometric root of trust for each user that is bound to their accounts or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems.

On May 4, 2022, the Board of Directors of authID Inc. approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank payments services in Colombia.

As of December 31, 2022, the Company exited the MultiPay business in Colombia and all impacted employees had left the Company. On June 30, 2023, MultiPay finalized the sale of MultiPay’s proprietary software to its major customer for approximately $96,000 of sale consideration. The Company collected the cash from this customer in September 2023, released foreign currency translation gain of approximately $155,000 and recognized a gain of approximately $216,000 from the transaction. See Discontinued Operations Note 10 for details.

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

As of December 31, 2024, the Company had an accumulated deficit of approximately $173.8 million. For the year ended December 31, 2024, the Company earned revenue of approximately $0.9 million, used $11.6 million to fund its operations, and incurred a net loss from continuing operations of approximately $14.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient revenues and cash flows from operations (both from existing and new customers), and successfully locating and negotiating with cash generating business entities for potential acquisition by the Company. In June 2024, the Company raised approximately $10.0 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to a registered direct offering. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

The Company will require additional funding for its current operations as it continues to invest in its product, people, and technology. The Company projects that the investments will lead to revenue expansion, thereby reducing liquidity needs. However, in order to further implement its business plan and satisfy its working capital requirements, the Company will need to raise additional capital. There is no guarantee that the Company will be able to raise additional equity or debt financing at acceptable terms, if at all.

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

Reclassification

Certain prior year expenses have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the previously reported loss from continuing operations and management does not believe that this reclassification is material to the consolidated financial statements taken as a whole. Specifically, for the twelve months ended December 31, 2024, we reclassified approximately $212,000, in prior year expenses from research and development expenses to general and administrative expenses.

Subsequent Events

Management of the Company has performed a review of all events and transactions occurring after the condensed consolidated balance sheet date and determined there were no events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S. (dissolved as of August 2, 2024), ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Software License – The Company recognizes revenue based on the identified performance obligations over the performance period for fixed consideration and / or variable fees generated. Variable fees are typically earned over time based on monthly users and transaction volumes. We allocate the selling price in a contract which has multiple performance obligations based on the contract selling price that we believe represents a fair market price for the service rendered based on estimated standalone selling price. Transaction fees are billed monthly and are constrained to transactions incurred within the month.

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

The Company had deferred revenue contract liabilities of approximately $215,000 and $132,000 as of December 31, 2024 and December 31, 2023 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of December 31, 2024 are expected to be earned over the next twelve months.

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers as of:

	December 31, 2024	December 31, 2023
Accounts receivable, net	$97,897	$91,277
Contract assets	426,859	-
Contract liabilities (deferred revenue)	215,237	131,628

Remaining Performance Obligations

As of December 31, 2024, the Company’s Remaining Performance Obligation (RPO) was $14.26 million, of which $0.22 million is recorded as deferred revenue and $14.04 million is related to other non-cancellable contracted amounts. The Company expects approximately 33% of the RPO to be recognized as revenue over the twelve months ending December 31, 2025, based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

In 2024, the Company evaluated the rollout timelines for several customers who have delayed go-live adoption dates due to their respective corporate processes and timelines. In December 2024, the Company amended an agreement with a certain customer (who comprises $1.15 million of the Company’s RPO and approximately $394,000 of contract assets as of December 31, 2024) to modify the terms of their contract and defer the timing of their minimum payment obligations. This results in a reduction in the future periodic recognition of the revenue associated with this performance obligation through the end of the modified contract period, December 31, 2027. The proposed modifications are not expected to affect the overall RPO associated with the customer contract. Finally, the estimated RPO assumes that none of the signed customer contracts are terminated in advance of their expiration, the customers do not experience a significant deterioration of credit, and that the customers do not cancel the go-live adoption date.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the year ended December 31, 2024:

Deferred Contract Costs
Carrying Value at December 31, 2023	$157,300
Additions	572,596
Reductions	(82,550)
Amortization	(29,428)
Carrying Value at December 31, 2024	$617,918

Legacy Authentication Services – The Company historically has sold certain legacy software licenses to customers and revenue is recognized when delivery occurs, and all other revenue recognition criteria have been met. During both 2024 and 2023, the Company provided annual software maintenance support services relating to previously licensed software on a stand-ready basis. These fees were billed in advance and recognized ratably over the requisite service period as revenue.

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

On August 29, 2022, the Company completed the sale of Cards Plus for a price of $300,000 of which $150,000 was received and the remaining balance of $150,000 was recorded in other current assets. While the Company and Cards Plus continued to actively pursue payment of the remaining balance, management re-evaluated the likelihood of recovery and recorded an allowance for doubtful account in the year ended December 31, 2023 related to this receivable. At December 31, 2024 the Company re-evaluated the likelihood of recovery of the balance of $150,000 and decided to remove the $150,000 from accounts receivable and allowance for doubtful accounts.

At December 31, 2024 the Company’s balance in its allowance for doubtful accounts is $149,720.

New Accounting Pronouncement

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024. We adopted this guidance during the year ended December 31, 2024, and the adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB issued ASU No. 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments". The amendments in the ASU require disclosures for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

Concentration of Risks

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances are generally in excess of the amounts insured by FDIC. At December 31, 2024, the Company had approximately $8.5 million in funds in the United States which are approximately $8.2 million in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured. At December 31, 2024, the Company held approximately $600 in cash maintained in a British bank.

For the years-ended December 31, 2024 and 2023, two customers accounted for 64% and 59% of the Company’s revenue respectively.

As of December 31, 2024, one customer accounted for 26% of the Company’s accounts receivable. As of December 31, 2023, two customers accounted for 67% of the Company’s accounts receivable.

As of December 31, 2024, one customer accounted for 70% of the Company’s Remaining Performance Obligation. As of December 31, 2023, two customers accounted for 82% of the Company’s Remaining Performance Obligation.

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

Leases

In July 2022, the Company signed a lease agreement for one year and moved its headquarters to Denver, Colorado. The office monthly lease cost was approximately $1,500 per month. The Company did not renew the lease agreement after July 2023 and has no remaining lease agreements as of December 31, 2024.

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

Intangible Assets

Intangible assets include when applicable, costs associated with software development of new product offerings and significant enhancements to existing applications. Research & development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. As of December 31, 2024 and 2023, all assets are in service.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

For the years ended December 31, 2024 and 2023, the Company determined that all intangible assets would be recovered and therefore did not record impairment expense.

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

During the years ended December 31, 2024 and 2023, the Company’s assessment did not indicate that an impairment charge was required as its fair market value (as determined primarily by the Company's market capitalization) was in excess of carrying value.

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll, bonuses and awards, stock-based compensation and other employee-related costs for executive management, sales, and finance and legal as well as external professional services. General and administrative expenses also include incremental costs related to servicing the customer contracts, such as payroll, consulting, hosting and software related expenses.

Research and Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2024 and 2023 because their effect was antidilutive:

	2024	2023
Convertible notes payable	8,277	8,277
Warrants	697,446	598,267
Stock options	2,147,402	1,796,739
	2,853,125	2,403,283

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

NOTE 2 – OTHER CURRENT ASSETS AND OTHER ASSETS

Other current assets consisted of the following at December 31, 2024 and 2023:

	2024	2023

Prepaid Insurance	$141,002	$184,492
Prepaid Third Party Services	319,190	291,512
	$460,192	$476,004

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from FIN Holdings Inc. in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2024, and 2023:

	Acquired and
	Developed
	Software	Patents	Total
Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2022	$435,595	$130,664	$566,259
Additions	16,600	-	16,600
Amortization	(239,397)	(16,461)	(255,858)
Carrying Value at December 31, 2023	$212,798	$114,203	$327,001
Additions	48,210	17,582	65,792
Amortization	(161,189)	(17,886)	(179,075)
Carrying Value at December 31, 2024
	$99,819	$113,899	$213,718

The following is a summary of intangible assets as of December 31, 2024:

	Acquired and
	Developed
	Software	Patents	Total
Cost	1,782,872	182,197	1,965,069
Accumulated amortization	(1,683,053)	(68,298)	(1,751,351)
Carrying Value at December 31, 2024	$99,819	$113,899	$213,718

The following is a summary of intangible assets as of December 31, 2023:

	Acquired and
	Developed
	Software	Patents	Total
Cost	1,734,662	164,614	1,899,276
Accumulated amortization	(1,521,864)	(50,411)	(1,572,275)
Carrying Value at December 31, 2023	$212,798	$114,203	$327,001

The following is the future amortization of intangible assets for the years ended December 31:

2025	87,158
2026	37,056
2027	30,271
2028	18,219
2029	18,219
Thereafter	22,795
$213,718

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2024 and 2023:

	2024	2023
Trade payables	$317,030	$339,832
Accrued payroll and related expenses	984,536	707,317
Other	413,844	361,816
	$1,715,410	$1,408,965

NOTE 5 – WORKING CAPITAL FACILITY

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

On May 23, 2023, the Company solicited the consent of the Convertible Notes Holders to eliminate substantially all of the restrictive covenants and a related event of default in the Convertible Notes. The Company received consent from Holders representing over the necessary 66.67% of the outstanding principal amount under the Convertible Notes

During the years ended December 31, 2024 and 2023, the Company issued 0 and 103,533 shares of common stock for approximately $0 and $358,000 of interest expense, respectively. The number of shares issued to each Note Investor was based on the Volume-Weighted Average Price of the common stock as of the relevant interest payment date, as defined in the Convertible Notes.

In connection with the issuance of the Convertible Notes during 2022, the Company issued 17,836 common stock warrants to a broker and its representatives with an estimated grant date fair market value of approximately $449,000 which was recorded as a reduction in the carrying value of the Convertible Notes.

The following is a summary of convertible notes outstanding as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
9.75% convertible notes due March 31, 2025	245,000	245,000

less
Unamortized debt discount expense	(652)	(3,256)
Unamortized debt issuance expense	(3,464)	(17,320)
	$240,884	$224,424

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

On June 27, 2024, Michael Thompson, a Director of the Company purchased 12,254 shares of the Company’s common stock at an aggregate price of $100,000, as part of the Company’s Registered Direct offering.

Credit Facility

On March 21, 2022, the Company entered into the Original Facility Agreement with Mr. Stephen Garchik, which was subsequently amended and then on May 25, 2023 was terminated and all outstanding liability thereunder was satisfied. See Note 5 “Working Capital Facility” for details regarding the Credit Facility.

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

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023 and ending March 31, 2025, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

On April 12, 2023, the Company entered an Offer Letter with Thomas R. Szoke, a director of the Company, pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period beginning April 1, 2023 and ending March 31, 2025, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $40,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to be achieved, to earn the annual bonus. The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. Additionally, on December 21, 2023, the Company granted Mr. Szoke options to acquire 5,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months.

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

On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The bonus was pro-rated for the year 2023. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. Additionally, on December 21, 2023, the Company granted Mr. Sellitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

On September 23, 2024, Mr. Erick Soto was hired as Chief Product Officer, in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The target bonus for the 2024 year was pro-rated and is $17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. The grant date fair market value of the option grant was $571,323.

The Company also entered an Executive Retention Agreement with Mr. Soto, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. In the event of a termination upon a change of control or an involuntary termination, Mr. Soto is entitled to receive an amount equal to 100% of his base salary.

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

Employment Agreements

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the year ended December 31, 2024, Dale Daguro earned approximately $255,000 in base salary and sales commission.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $70,000 per month during the current term ending in June 2025. During the years ended December 31, 2024 and 2023, the Company paid TPG a total of approximately $994,000 and $398,000, respectively under this agreement. As of December 31, 2024 and 2023 the Company had a balance of $70,000 and $84,000 in Accounts Payable related to amounts owed to TPG under the payment terms of this agreement. The Company held a balance in prepaid expenses of approximately $70,000 and $84,000 in December 31, 2024 and 2023 respectively. Total expense incurred under this contract during the years ended 2024 and 2023 respectively was approximately $974,000 and $371,000, respectively. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 shares of common stock. The Company had 10,920,909 and 9,450,220 shares of common stock issued and outstanding as of December 31, 2024 and 2023, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

On June 26, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to affect a one-for-eight (1-for-8 reverse split (the “Reverse Split”) of the shares of the Company’s common stock. The Reverse Split became effective on July 7, 2023. As a result of the Reverse Split, every eight shares of the Company’s issued and outstanding common stock automatically converted into one share of common stock, without any change in the par value per share, and began trading on a post-split basis under the Company’s existing trading symbol, “AUID”, when the market opened on July 10, 2023. The Reverse Split affected all holders of common stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares. A total of 62,816,330 shares of common stock were issued and outstanding immediately prior to the Reverse Split, and 7,874,962 shares of common stock were issued and outstanding immediately after the Reverse Split. No fractional shares will be outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock received an additional fraction of a share of common stock to round up their holding to the next whole share. In addition, effective as of the Reverse Split, proportionate adjustments were made to all then-outstanding options and warrants with respect to the number of shares of common stock subject to such options or warrants and the exercise prices thereof, as well as to the conversion price under the remaining Convertible Notes. The impact of this change in capital structure has been retroactively applied to all periods presented herein.

Common Stock

●	During the year ended December 31, 2024, the Company issued 5,724 shares of common stock, upon the cashless exercise of stock options

●	On June 27, 2024, pursuant to Securities Purchase Agreements in a Registered Direct Offering, the Company issued 1,464,965 shares of common stock for cash gross proceeds of approximately $11.0 million (or approximately $10.0 million, net of offering costs).

●	On November 27, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,574,990 shares of common stock for cash gross proceeds of approximately $9.4 million (or approximately $8.6 million, net of offering costs).

●	On May 26, 2023, pursuant to Securities Purchase Agreements, the Company issued 1,989,676 shares of common stock for cash gross proceeds of approximately $7.3 million (or approximately $6.4 million, net of offering costs).

●	On May 26, 2023, pursuant to a Securities Purchase Agreement, Mr. Garchik capitalized the outstanding principal balance of $900,000 under the Initial Promissory Note, into 245,634 shares of common stock, respectively.

●	On May 26, 2023, pursuant to an exchange agreement with Holders of Convertible Notes payable, the Company issued 2,348,347 shares of common stock in exchange for Convertible Notes in the gross principal amount of approximately $8.9 million (approximately $7.9 million, net of debt issuance costs and discount). In addition, the Company recorded approximately $7.5 million of expense on conversion of convertible notes.

●	During the year ended December 31, 2023, the Company issued 111,516 shares of common stock for approximately $388,000 of interest accrued under the Convertible Notes and Credit Facility.

●	During the year ended December 31, 2023, a stock option holder exercised their stock options and was issued approximately 268 shares of our common stock.

Warrants

●	On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to the placement agent, with a term of 5 years and an exercise price of $7.50 per share.

●	On May 26, 2023, in connection with their placement agent services, the Company issued 156,712 common stock warrants to the placement agent, with a term of 5 years and an exercise price of $3.664 per share.

●	On May 12, 2023, in connection with certain recruitment services, the Company issued 187,500 common stock warrants to the placement agent with a term of 5 years and an exercise price of $3.164 per share.

●	On November 22, 2023, in connection with their placement agent services, the Company issued 110,249 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $6.000 per share.

See Common Stock Transaction above for a further description of the warrant issuances.

The following is a summary of the Company’s warrant activity for the years ended December 31, 2024 and 2023:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, January 1, 2023	153,683	$36.96	2.0 Years
Granted	454,461	$4.02	4.5 Years
Exercised/Cancelled	(9,877)	$39.60	-
Outstanding, December 31, 2023	598,267	$11.89	3.9 Years
Granted	102,547	$7.50	4.5 Years
Exercised/Cancelled	(3,368)	$21.12	-
Outstanding, December 31, 2024	697,446	$11.20	3.2 Years

Stock Options

The Company has adopted the authID 2017 Incentive Stock Plan, the 2021 Equity Incentive Plan, and the 2024 Equity Incentive Plan. The Company has no other stockholder approved stock incentive plans in effect as of December 31, 2024.

On September 28, 2017, the shareholders of the Company approved the 2017 Incentive Stock Plan (“2017 Incentive Plan”). On December 29, 2021 the shareholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”). On June 26, 2024, the shareholders of the Company approved the 2024 Equity Incentive Plan (“2024 Plan”). The following is a summary of principal features of the 2017 Incentive Plan, the 2021 Plan, and the 2024 Plan. The summaries, however, do not purport to be a complete description of all the provisions of each plan.

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. As of December 31, 2024, there were 447,523 shares allocated to and available for issuance of awards under the 2024 Plan.

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

In addition, the Compensation Committee has from time to time approved the grant of options to purchase shares of common stock by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4). During 2024 the Company granted 300,000 such options. The options so granted are Non-ISO’s and the terms of the Inducement Grants are contained in agreements between the participant and the Company which are consistent with the Awards issued under the 2021 and 2024 Plans.

2024 Stock Option Activity

●	During the year the Company granted directors a total of 91,417 options at exercise prices ranging from $7.78 to $8.67 per share.

●	During the year the Company also granted 380,000 options to certain new employees at exercise prices ranging from $5.99 to $9.61 per share.

●	During the year the Company agreed to accelerate the vesting of 6,511 options for Mr. Joe Trelin under the terms of his resignation with an exercise price of $5.48 per share. These accelerated options would not otherwise have vested prior to termination of service according to their Service conditions. Therefore, the Company recalculated the fair value of these options as of his resignation date of February 20, 2024 using the Black Scholes method.

●	Certain stock option holders exercised their stock options and were issued approximately 5,724 shares of our common stock.

2023 Stock Option Activity

●	During the year ended December 31, 2023, the Company granted directors a total of 78,125 options at exercise prices ranging from $2.64 to $5.48 per share.

●	During the year ended December 31, 2023, the Company granted a total of 614,500 options to the Chief Executive Officer, Chief Technology Officer and Chief Financial Officer at exercise prices ranging from $2.64 to $9.25 per share.

●	During the year ended December 31, 2023 the Company also granted a total of 100,000 options to certain new employees at exercise prices ranging from $6.13 to $9.85 per share.

●	On December 21, 2023, the Company granted 84,625 options to certain existing employees at an exercise price of $9.25 per share.

●	During the year ended December 31, 2023 the Company agreed to accelerate the vesting of 45,190 options for Annie Pham under her Retention Agreement with exercise prices ranging from $6.32 to $19.28 per share. These accelerated options would not otherwise have vested prior to termination of employment according to their Market and Service conditions. Therefore, the Company recalculated the fair market value of these options as of her termination date of August 15, 2023 using the Black Scholes method.

The Company determined the grant date fair market value of the options granted during the years-ended December 31, 2024 and 2023 using the Black Scholes and Monte-Carlo Method as appropriate and the following assumptions:

	2024	2023
Expected volatility	113–123%	112–125%
Expected term	5 Years	1.04–5 Years
Risk free rate	3.49–4.46%	3.52–4.92%
Dividend rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2024, and 2023 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, January 1, 2023	1,291,597	$6.48	6.7	$3,576,759
Granted	877,250	$5.38	10.0	$-
Exercised	(938)	$6.32	-	$-
Forfeited/cancelled	(371,166)	$52.39	6.3	$-
Outstanding, December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Granted	471,417	$8.01	10.0	$-
Exercised	(15,875)	$5.49	-	$-
Forfeited/cancelled	(104,883)	$39.30	7.2	$-
Outstanding, December 31, 2024	2,147,402	$20.89	6.3	$1,146,540
Exercisable, December 31, 2024	1,348,260	$25.82	5.0	$788,701

The following table summarizes stock option information as of December 31, 2024:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$2.64 – $5.00	344,375	8.5	237,811
$5.01 – $10.00	987,235	9.1	383,825
$10.01 – $15.00	43,078	2.1	43,078
$15.01 – $20.00	252,084	1.0	252,084
$20.01 – $121.28	520,630	3.3	431,462
	2,147,402	6.3	1,348,260

As of December 31, 2024, there was approximately $2.9 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2025 through 2027. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2024 and 2023 was approximately $2.6 million, and $0.5 million, respectively.

NOTE 9 – INCOME TAXES

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

We establish valuation allowances for deferred tax assets based on a more likely than not standard. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years.

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2024 and 2023, are as follows:

	2024	2023
United States	(14,163,648)	(19,417,471)
Outside United States	(112,246)	12,356
Loss before income taxes	(14,275,894)	(19,405,115)

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2024 and 2023:

	2024	2023

US Federal statutory federal income tax	21.00%	21.00%
State taxes	19.84%	1.96%
Foreign taxes	0.03%	0.00%
Loss on debt extinguishment	0.00%	-8.09%
Other deferred adjustments	-6.35%	-0.53%
R&D credit	3.12%	1.75%
Change in valuation allowance	-37.64%	-16.09%

Total income tax provision	0.00%	0.00%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Deferred tax assets

Net operating loss	19,980,310	17,231,979
Stock options	8,607,020	7,529,725
Federal tax credits	1,121,640	676,539
Basis difference in intangible and fixed assets	2,328,429	1,273,449
Accrued payroll	106,511	136,961
Accounting reserves	40,211	33,599
Capital loss	420,158	350,418
Valuation allowance	(32,604,279)	(27,232,670)
Deferred tax assets, net	-	-

As of December 31, 2024, the Company has available federal net operating loss carry forward of $81.9 million and state net operating loss carry forwards of $47.4 million. Federal net operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $67.5 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life..

The Company assess the recoverability of its net operating loss carry forwards and other deferred tax assets and records a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. The Company continues to maintain the valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2024 and 2023 the Company had a valuation allowance of approximately $32.6 million and $27.2 million against its deferred tax assets, net of deferred tax liabilities, due to insufficient positive evidence, primarily consisting of losses within the taxing jurisdictions that have tax attributes and deferred tax assets.

NOTE 10 – DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Board of Directors of authID considers it in the best interests of the Company to focus its business activities on providing biometric authentication products and services by means of our proprietary identity verification and authentication platform. Accordingly, on May 4, 2022, the Board approved a plan to exit from certain non-core activities comprising the MultiPay correspondent bank, payments services in Colombia.

MultiPay business in Colombia

The Company has exited the MultiPay business in Colombia in an orderly fashion, honoring our obligations to employees, customers and under applicable laws and regulations. We maintain our customer support and operations team in Bogota, which performs essential functions to support the global operations of our identity platform.

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

The following table summarizes the assets and liabilities of the MultiPay sale and the consideration received:

Amount
Carrying value of net assets sold:
Property and equipment write-off	19,528
Net assets write-off	19,528

Sale consideration on disposition of net assets:
Sale consideration	95,852
Less: Value added tax	(15,304)
Net Consideration	80,548
Foreign currency translation:	155,049
Net gain on sale of a discontinued operation	$216,069

The operations of MultiPay for the years ended December 31, 2024 and 2023 on a consolidated basis are below:

	For the Year Ended December 31,
	2024	2023
MultiPay
Total Revenues, net	$-	$29,354

Operating Expenses:
General and administrative	-	12,267
Depreciation and amortization	-	8,067
Total operating expenses	-	20,334

Income (Loss) from operations	-	9,020

Other Income:
Other income, net	-	-
Other income	-	-

Income (Loss) before income taxes	-	9,020

Income tax expense	-	(7,496)

Income (Loss) from discontinued operations	-	1,524
Gain from sale of discontinued operations	-	216,069
Total Income (Loss) from discontinued operations	$-	$217,593

As a result of meeting the discontinued operations/assets held for sale criteria for the MultiPay operations, the cash flow activity related to discontinued operations is presented separately on the statement of cash flows as summarized below:

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$-	$1,524
Adjustments to reconcile net loss with cash flows from operations:
Depreciation and amortization expense	-	8,067
Changes in operating assets and liabilities:
Accounts receivable	-	105,194
Other current assets	-	10,562
Accounts payable and accrued expenses	-	(13,759)
Adjustments relating to discontinued operations	-	110,064
Net cash flows from discontinued operations	$-	$111,588

Notes to Financial Statements – Discontinued Operations

Revenue Recognition

MultiPay recognized revenue for variable fees generated for payment processing solutions that are earned on a usage fee over time based on monthly transaction volumes or on a monthly flat fee rate. Additionally, MultiPay also sold certain equipment from time to time for which revenue is recognized upon delivery to the customer.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

Executive Compensation

As of December 31, 2024, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

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

Starting in fiscal year 2022 the Company adopted a 401(k) plan where employer matches 100% of the employees contribution up to 3% of their salaries and 50% of the employee’s contribution (including both executives and other employees) between 3% and 5% of their salaries. Total employer contributions for the years ended December 31, 2024 and 2023 were approximately $25,000 and $23,000, respectively.

Leases

In July 2022, the Company signed a lease agreement for one year and moved its headquarters to Denver, Colorado. The Company did not renew the lease agreement after July 2023 and has no remaining lease agreements as of December 31, 2023.

Rent expense included in general and administrative on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023 was approximately $0 and $10,000, respectively. Rent expense included in loss from discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2023 was approximately $2,000.

NOTE 12 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.