Form 10-Q
period 2025-03-31
authID Inc.
filed 2025-05-13
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 8, 2025
Common Stock, par value $0.0001	13,443,740 shares
Documents incorporated by reference:	None

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2024 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$2,866,347	$8,471,561
Accounts receivable, net	1,028,564	97,897
Contract assets	487,551	426,859
Deferred contract costs	595,359	617,918
Other current assets, net	623,475	460,192
Total current assets	5,601,296	10,074,427

Intangible assets, net	185,226	213,718
Goodwill	4,183,232	4,183,232
Total assets	$9,969,754	$14,471,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$811,934	$1,715,410
Commission liability	191,519	459,657
Severance liability	325,000	325,000
Convertible debt, net	-	240,884
Deferred revenue	1,011,448	215,237
Total current liabilities	2,339,901	2,956,188

Total liabilities	$2,339,901	$2,956,188

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 10,920,909 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1,092	1,092
Additional paid-in capital	185,766,847	185,312,508
Accumulated deficit	(178,147,996)	(173,808,529)
Accumulated comprehensive income	9,910	10,118
Total stockholders’ equity	7,629,853	11,515,189
Total liabilities and stockholders’ equity	$9,969,754	$14,471,377

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues, net	296,256	157,378

Operating Expenses:
General and administrative	2,645,700	2,062,361
Research and development	1,998,663	1,204,968
Depreciation and amortization	30,192	43,408
Total operating expenses	4,674,555	3,310,737

Loss from continuing operations	(4,378,299)	(3,153,359)

Other Income (Expense):
Interest expense	(12,712)	(13,138)
Interest income	51,544	108,920
Other income (expense), net	38,832	95,782

Net Loss before income taxes	(4,339,467)	(3,057,577)
Income tax expense	-	-
Net Loss	$(4,339,467)	$(3,057,577)

Net Loss Per Share - Basic and Diluted operations	$(0.40)	$(0.32)

Weighted Average Shares Outstanding - Basic and Diluted:	10,920,909	9,450,220

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net Loss	$(4,339,467)	$(3,057,577)
Foreign currency translation (loss) gain	(208)	4,078
Comprehensive loss	$(4,339,675)	$(3,053,499)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-	-	722,971	-	-	722,971
Net Loss	-	-	-	(3,057,577)	-	(3,057,577)
Foreign currency translation	-	-	-	-	4,078	4,078
Balances, March 31, 2024	9,450,220	$945	$173,437,683	$(162,588,112)	$16,702	$10,867,218

Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	454,339	-	-	454,339
Net Loss	-	-	-	(4,339,467)	-	(4,339,467)
Foreign currency translation	-	-	-	-	(208)	(208)
Balances, March 31, 2025	10,920,909	$1,092	$185,766,847	$(178,147,996)	$9,910	$7,629,853

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,339,467)	$(3,057,577)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	454,339	722,971
Depreciation and amortization expense	30,192	43,408
Amortization of debt discounts and issuance costs	4,116	4,115

Changes in operating assets and liabilities:
Accounts receivable	(930,667)	(237,506)
Contract assets	(60,692)	(49,713)
Deferred contract cost	22,559	(3,417)
Other current assets	(163,283)	(9,521)
Commission liability	(268,138)	(40,950)
Accounts payable and accrued expenses	(903,476)	(495,357)
Deferred revenue	796,211	176,019
Net cash flows from operating activities	(5,358,306)	(2,947,528)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,700)	-
Net cash flows from investing activities	(1,700)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	(245,000)	-
Net cash flows from financing activities	(245,000)	-

Effect of Foreign Currencies	(208)	(3,359)

Net Change in Cash	(5,605,214)	(2,950,887)
Cash, Beginning of the Period	8,471,561	10,177,099
Cash, End of the Period	$2,866,347	$7,226,212

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,137	$9,023

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S. (dissolved as of August 2, 2024), ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2025, the Company had an accumulated deficit of approximately $178.1 million. For the three months ended March 31, 2025, the Company earned revenue of approximately $0.3 million, used approximately $5.4 million to fund its operations, and incurred a net loss of approximately $4.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2025 and 2024 because their effect was antidilutive:

Security	2025	2024

Convertible notes payable	-	8,277
Warrants	697,446	598,267
Stock options	2,135,985	1,880,971
	2,833,431	2,487,515

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

The Company had deferred revenue contract liabilities of approximately $1,011,000 and $215,000 as of March 31, 2025 and December 31, 2024, respectively, for certain revenue that will be earned in future periods.

Remaining Performance Obligations

As of March 31, 2025, the Company’s Remaining Performance Obligation (RPO) was $13.85 million, of which $1.01 million is recorded as deferred revenue and $12.84 million is related to other non-cancellable contracted amounts. The Company expects approximately 34% of the RPO to be recognized as revenue over the twelve months ending March 31, 2026, based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

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

As of December 31, 2024 the Company’s balance in its allowance for doubtful accounts was $149,720. In the three months ended March 31, 2025 the Company re-evaluated the likelihood of recovery of the balance of $149,720 and decided to remove the $149,720 from accounts receivable and allowance for doubtful accounts.

Concentration of Risks

For the Three Months ended March 31, 2025, three customers represented 68% of revenue. For the Three Months ended March 31, 2024, three customers represented 61% of revenue.

As of March 31, 2025, one customer accounting for 81% of the Company’s accounts receivable. As of December 31, 2024, two customers accounted for 39% of the Company’s accounts receivable.

As of March 31, 2025, one customer accounted for 72% of the Company’s Remaining Performance Obligation. As of December 31, 2024, one customer accounted for 70% of the Company’s Remaining Performance Obligation.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reversals recorded in the three months ended March 31, 2025 reflect commission clawbacks for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the three months ended March 31, 2025:

Deferred
Contract Costs

Carrying Value at December 31, 2024	$617,918
Additions	-
Reversals	(3,185)
Amortization	(19,374)
Carrying Value at March 31, 2025	$595,359

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of March 31, 2025 (unaudited) and December 31, 2024:

	March 31,	December 31,
	2025	2024

Deferred offering cost	$215,193	$-
Prepaid third-party and related party services	351,882	319,190
Prepaid insurance	56,400	141,002
	$623,475	$460,192

Deferred offering costs are deferred costs directly related to the Company’s registered direct offering as described in Note 10. These costs include fees paid to bankers, attorneys, as well as other third parties.

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2025 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2024	$99,819	$113,899	$213,718
Additions	-	1,700	1,700
Amortization	(25,636)	(4,556)	(30,192)
Carrying Value at March 31, 2025	$74,183	$111,043	$185,226

The following is a summary of intangible assets as of March 31, 2025 (unaudited):

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,782,872	$185,596	$1,968,468
Accumulated amortization	(1,708,689)	(74,553)	(1,783,242)
Carrying Value at March 31, 2025	$74,183	$111,043	$185,226

Amortization expense totaled approximately $30,000 and $43,000 for the three months ended March 31, 2025, and 2024, respectively.

Future expected amortization of intangible assets is as follows:

2025 (Remainder of the Year)	$57,095
2026	37,226
2027	30,442
2028	18,389
2029	18,389
Thereafter	23,685
$185,226

There were no impairment indicators noted with respect to the Company’s long-lived assets, including intangible assets, as of March 31, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2025 (unaudited) and December 31, 2024:

	March 31,	December 31,
	2025	2024

Trade payables	$292,042	$317,030
Accrued payroll and related obligations	224,002	984,536
Other accrued expenses	295,890	413,844
	$811,934	$1,715,410

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On March 21, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with certain accredited investors, which included certain Company directors or their affiliates (the “Note Investors”). Under the SPA, the Company issued Senior Secured Convertible Notes (the “Convertible Notes”) to the Note Investors, with a total initial principal amount of approximately $9.2 million and a conversion price of $3.70 per share.

The Convertible Notes carried an aggregate cash origination fee of approximately $200,000, and the Company also issued approximately 3,562 shares of common stock to the Note Investors as an additional origination fee. These Convertible Notes matured on March 31, 2025 and accrued interest at an annual rate of 9.75%, was payable on a quarterly basis.

The following is a summary of convertible notes outstanding as of March 31, 2025 (unaudited) and December 31, 2024:

	March 31,	December 31,
	2025	2024

9.75% convertible notes due March 31, 2025	$-	$245,000
Less
Unamortized debt discount expense	-	(652)
Unamortized debt issuance expense	-	(3,464)
	$-	$240,884

The Company paid the outstanding Convertible Notes and accrued interest in full on March 31, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $70,000 per month during the current term ending in June 2025. During the three months ended March 31, 2025 the Company paid TPG a total of $210,000. As of March 31, 2025 the Company had a balance of $70,000 in Accounts Payable related to amounts owed to TPG under the payment terms of this agreement. The foregoing is only a summary of the material terms of the agreements entered with TPG and does not purport to be a complete description of the rights and obligations of the parties thereunder. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to the Company’s Current Report and are incorporated by reference herein (See “Exhibits”).

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

There was no common stock issued during the three months ended March 31, 2025 and 2024.

Warrants

There was no warrant activity during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there are warrants to acquire 697,446 shares for a weighted average exercise price of $11.20 per share with weighted average remaining life of 2.9 years.

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2025 (unaudited):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Life
Outstanding, December 31, 2024	697,446	$11.20	3.2 Years
Granted	-	$-
Exercised/Cancelled	-	$-
Outstanding, March 31, 2025	697,446	$11.20	2.9 Years

Stock Options

During the three months ended March 31, 2025, the Company granted 30,000 options to a new employee at an exercise price of $5.89 per share.

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

The Company determined the grant date fair value of options granted for the three months ended March 31, 2025, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	110 – 123%
Expected term	5 years
Risk free rate	3.49% - 4.59%
Dividend rate	0.00%

Activity related to stock options for the three months ended March 31, 2025 (unaudited), is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	2,147,402	$20.89	6.3	$1,146,540
Granted	30,000	$5.89	10.0	$-
Exercised	0	$0.00	-	$-
Forfeited/cancelled	(41,417)	$35.15	5.2	$-
Outstanding as of March 31, 2025	2,135,985	$20.39	6.2	$596,584
Exercisable as of March 31, 2025	1,429,485	$24.05	5.1	$458,944

The following table summarizes stock option information as of March 31, 2025 (unaudited):

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

$2.64 – $5.00	344,375	8.0	268,380
$5.01 – $10.00	898,902	8.8	452,564
$10.01 – $15.00	42,578	1.6	42,578
$15.01 – $20.00	252,084	0.5	252,084
$20.01 – $121.28	498,046	2.9	413,879
	2,135,985	6.2	1,429,485

During the three months ended March 31, 2025, the Company recognized approximately $0.45 million of stock option-based compensation expense. As of March 31, 2025, there was approximately $2.5 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. While any litigation contains an element of uncertainty, we have no reason to believe that the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 9 – SEGMENT INFORMATION

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

NOTE 10 – SUBSEQUENT EVENT

On April 1, 2025, pursuant to Securities Purchase Agreements, the Company issued 1,811,120 shares of common stock to existing and new stockholders in a registered direct offering, for cash gross proceeds of approximately $8.2 million and approximately $7.0 million, net of offering costs. Approximately $215,000 of offering costs related to the common stock offering in April 2025 were incurred during the three months ended March 31, 2025. Those costs are deferred and presented as other current assets in the Company’s Condensed Consolidated Balance Sheet as described in Note 2.

On May 7, 2025, pursuant to Securities Purchase Agreements, the Company issued 373,060 shares of common stock to existing and new stockholders in a registered direct offering, for cash gross proceeds of approximately $2.1 million and approximately $1.6 million, net of offering costs.

Except as noted above, the Company has concluded that no events or transactions have occurred that may require disclosure in the accompanying financial statements.

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

Our Platform

Our VerifiedTM cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification – ProofTM

●	Biometric Identity Authentication – VerifiedTM

●	PrivacyKeyTM Privacy Preserving Biometrics

●	Account Access and Recovery

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

As of March 31, 2025, the Company had an accumulated deficit of approximately $178.1 million. For the three months ended March 31, 2025, the Company earned revenue of approximately $0.3 million, used approximately $5.4 million to fund its operations, and incurred a net loss of approximately $4.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition, and acquiring new clients to generate revenues and cash flows. In April and May 2025, the Company raised approximately $8.6 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Subsequent Events

On April 1, 2025, pursuant to Securities Purchase Agreements, the Company issued 1,811,120 shares of common stock to existing and new stockholders in a registered direct offering, for cash gross proceeds of approximately $8.2 million and approximately $7.0 million, net of offering costs. Approximately $215,000 of offering costs related to the common stock offering in April 2025 were incurred during the three months ended March 31, 2025. Those costs are deferred and presented as other current assets in the Company’s Condensed Consolidated Balance Sheet as described in Note 2.

On May 7, 2025, pursuant to Securities Purchase Agreements, the Company issued 373,060 shares of common stock to existing and new stockholders in a registered direct offering, for cash gross proceeds of approximately $2.1 million and approximately $1.6 million, net of offering costs.

Except as noted above, the Company has concluded that no events or transactions have occurred that may require disclosure in the accompanying financial statements.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense and debt discount and debt issuance costs amortization expense, (2) interest income, (3) depreciation and amortization, (4) stock-based compensation expense (stock options) and certain other items management believes affect the comparability of operating results.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended March 31,
	2025	2024

Loss from continuing operations	$(4,339,467)	$(3,057,577)

Addback:

Interest expense, net	12,712	13,138
Other income	(51,544)	(108,920)
Depreciation and amortization	30,192	43,408
Stock compensation	454,339	722,971
Adjusted EBITDA continuing operations (Non-GAAP)	$(3,893,768)	(2,386,980)

Results of Operations and Financial Condition for the Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Revenues, net

During the three months ended March 31, 2025, the Company’s revenues were approximately $296,000, compared to approximately $157,000 in the three months ended March 31, 2024, principally due to the recognition of revenue from new customer contracts.

General and administrative expenses

During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, general and administrative expenses increased by approximately $0.6 million. The increase for the three-month period was driven by increases in employee related expenses, primarily resulting from the investment in client-facing sales resources.

Research and development expenses

During the three months ended March 31, 2025 compared to the three months ended March 31, 2024, research and development expenses increased by approximately $0.8 million. The increase was due to continued investment in employees and contractors to deliver required product capabilities and performance for existing customers and sales prospects.

Depreciation and amortization expense

During the three months ended March 31, 2025 compared to March 31, 2024, depreciation and amortization expense remained flat during the three months ended March 31, 2025 compared to March 31, 2024.

Interest expense

Interest expense includes interest expense, debt issuance and discount amortization expense. Interest expense remained flat during the three months ended March 31, 2025 compared to March 31, 2024.

Macro-Economic Conditions

The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. The current increase in international tariffs and uncertainty over international trading conditions, continuing wars in Ukraine and the Middle East, inflationary pressures, rising energy prices and increases in interest rates have impacted the United States and other major economies and have created uncertainty regarding a possible recession. As a result, many businesses, especially in the technology sector, have made significant cut-backs in expenditure, including reductions in force and investment freezes. Our sales and results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth of our revenue from those products.

Liquidity and Capital Resources

The Company has approximately $2.9 million of cash on hand and approximately $3.0 million of working capital as of March 31, 2025.

Cash used in operating activities was approximately $5.4 million and $2.9 million in the three months ended March 31, 2025 and 2024, respectively.

Cash used in investing activities for the three months ended March 31, 2025 was approximately $2,000, compared with $0 for the three months ended March 31, 2024, for purchases of intangible assets.

Cash used in financing activities in the three months ended March 31, 2025 consisted of approximately $0.2 million in for offering costs related to the repayment of the March 2025 Convertible Notes.

In April and May 2025, the Company raised approximately $8.6 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company will need to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to various legal or administrative proceedings arising in the ordinary course of business. While any litigation contains an element of uncertainty, we have no reason to believe the outcome of such proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company granted 30,000 options to a new employee at an exercise price of $5.89 per share.

During the three months ended March 31, 2024, the Company granted a total of 100,000 options to certain new employees at exercise prices ranging from $9.05 to $9.61 per share.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 1, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 21, 2022
3.6 (14)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7(22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (10)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.

10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (11)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (11)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (12)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (13)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (13)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (13)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (13)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (15)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (16)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (18)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (18)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (18)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.27 (19)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (20)	Letter Agreement between Kunal Mehta and authID Inc.
10.29(22)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30(22)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31(22)	Stock Purchase Warrant issued to Madison Global Partners LLC
10.32(24)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (23)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34(23)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (25)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (25)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (25)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (25)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (25)	Stock Purchase Warrant issued to Madison Global Partners LLC
10.41 (25)	Stock Purchase Warrant issued to Dominari Securities LLC
10.42 (26)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (26)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (26)	Stock Purchase Warrant issued to Madison Global Partners, LLC
10.45 (26)	Stock Purchase Warrant issued to Dominari Securities LLC
14.1 (17)	Code of Ethics
19 (24)	Insider Trading Policy
21.1 (24)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (17)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (21)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(17)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.
(23)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

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
Dated: May 13, 2025