Form 10-Q
period 2025-06-30
authID Inc.
filed 2025-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 12, 2025
Common Stock, par value $0.0001	13,443,740 shares

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$8,300,280	$8,471,561
Accounts receivable, net	1,079,776	97,897
Contract assets	564,070	426,859
Deferred contract costs	697,304	617,918
Other current assets, net	833,875	460,192
Total current assets	11,475,305	10,074,427

Intangible Assets, net	154,977	213,718
Goodwill	4,183,232	4,183,232
Total assets	$15,813,514	$14,471,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,357,194	$1,715,410
Commission liability	308,194	459,657
Severance liability	-	325,000
Convertible debt, net	-	240,884
Deferred revenue	1,154,402	215,237
Total current liabilities	2,819,790	2,956,188

Total liabilities	$2,819,790	$2,956,188

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 13,443,740 and 10,920,909 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1,344	1,092
Additional paid-in capital	195,515,123	185,312,508
Accumulated deficit	(182,532,775)	(173,808,529)
Accumulated comprehensive income	10,032	10,118
Total stockholders’ equity	12,993,724	11,515,189
Total liabilities and stockholders’ equity	$15,813,514	$14,471,377

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues, net	1,444,599	280,438	1,740,855	437,816

Operating Expenses:
General and administrative	3,906,933	2,169,160	6,552,633	4,231,521
Research and development	1,978,871	1,392,103	3,977,534	2,597,071
Depreciation and amortization	30,249	44,004	60,441	87,412
Total operating expenses	5,916,053	3,605,267	10,590,608	6,916,004

Loss from continuing operations	(4,471,454)	(3,324,829)	(8,849,753)	(6,478,188)

Other Income (Expense):
Interest expense, net	(171)	(10,369)	(12,883)	(23,507)
Interest income	86,846	73,957	138,390	182,877
Other income (expense), net	86,675	63,588	125,507	159,370

Loss from continuing operations before income taxes	(4,384,779)	(3,261,241)	(8,724,246)	(6,318,818)
Income tax expense	-	-	-	-
Net loss	$(4,384,779)	$(3,261,241)	$(8,724,246)	$(6,318,818)

Net Loss Per Share - Basic and Diluted	$(0.33)	$(0.34)	$(0.72)	$(0.67)

Weighted Average Shares Outstanding - Basic and Diluted:	13,222,454	9,501,691	12,078,039	9,475,956

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Loss	$(4,384,779)	$(3,261,241)	$(8,724,246)	$(6,318,818)
Foreign currency translation loss	122	(10,594)	(86)	(6,516)
Comprehensive loss	$(4,384,657)	$(3,271,835)	$(8,724,332)	$(6,325,334)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, March 31, 2025	10,920,909	$1,092	$185,766,847	$(178,147,996)	$9,910	$7,629,853
Stock-based compensation	-	-	546,868	-	-	546,868
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	531,313	-	-	531,313
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net Loss	-	-	-	(4,384,779)	-	(4,384,799)
Foreign currency translation	-	-	-		122	122
Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	(182,532,775)	$10,032	$12,993,724

Balances, March 31, 2024	9,450,220	$945	$173,437,683	$(162,588,112)	$16,702	$10,867,218
Stock-based compensation	-	-	725,704	-	-	725,704
Sale of common stock for cash, net of offering costs	1,464,965	146	10,001,252	-	-	10,001,398
Cashless stock options exercise	5,666	1	(1)	-	-	-
Net Loss	-	-	-	(3,261,241)	-	(3,261,241)
Foreign currency translation	-	-	-	-	(10,594)	(10,594)
Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485

Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	1,001,207	-	-	1,001,207
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	531,313	-	-	531,313
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net Loss	-	-	-	(8,724,246)	-	(8,724,246)
Foreign currency translation	-	-	-	-	(86)	(86)
Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	$(182,532,775)	$10,032	$12,993,724

Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,194,746
Stock-based compensation	-	-	1,448,675	-	-	1,448,675
Sale of common stock for cash, net of offering costs	1,464,965	146	10,001,252	-	-	10,001,398
Cashless stock options exercise	5,666	1	(1)	-	-	-
Net Loss	-	-	-	(6,318,818)	-	(6,318,818)
Foreign currency translation	-	-	-	-	(6,516)	(6,516)
Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,724,246)	$(6,318,818)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	1,532,540	1,448,675
Non-cash severance expense	206,000	-
Depreciation and amortization expense	60,441	87,412
Provision for expected credit losses	576,038	-
Amortization of debt discounts and issuance costs	4,116	8,230
Changes in operating assets and liabilities:
Accounts receivable	(1,557,917)	(101,390)
Contract assets	(137,211)	(201,610)
Deferred contract costs	(79,386)	(76,973)
Other current assets	(373,683)	(295,769)
Accounts payable and accrued expenses	(683,216)	(411,552)
Commissions liability	(151,463)	-
Deferred revenue	939,165	112,144
Net cash flows from operating activities	(8,388,822)	(5,749,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,700)	(15,582)
Net cash flows from investing activities	(1,700)	(15,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	8,464,327	10,001,398
Repayment of convertible notes	(245,000)	-
Net cash flows from financing activities	8,219,327	10,001,398

Effect of Foreign Currencies	(86)	(5,871)

Net Change in Cash	(171,281)	4,230,294
Cash, Beginning of the Period	8,471,561	10,177,099
Cash, End of the Period	$8,300,280	$14,407,393

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,370	$15,276
Warrants issued as offering costs	$864,165	877,392
Cashless option and warrant exercises	$438,000	$78,042

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S. (dissolved as of August 2, 2024), ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of June 30, 2025, the Company had an accumulated deficit of approximately $182.5 million. For the six months ended June 30, 2025, the Company earned revenue of approximately $1.7 million, used approximately $8.4 million to fund its operations, and incurred a net loss of approximately $8.7 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April and May 2025, the Company raised a total of approximately $8.5 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2025 and 2024 because their effect was antidilutive:

Security	2025	2024

Convertible notes payable	-	8,277
Warrants	719,965	697,446
Stock options	2,249,454	1,852,819
	2,969,419	2,558,542

Revenue Recognition

Revenues, net is defined as gross revenues, less discounts and sales concessions.

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

The Company had deferred revenue contract liabilities of approximately $1.15 million and $0.22 million as of June 30, 2025 and December 31, 2024, respectively, for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of June 30, 2025 are expected to be earned over the next twelve months.

Remaining Performance Obligations

As of June 30, 2025, the Company’s Remaining Performance Obligation (RPO) was $13.77 million, of which $1.15 million is held as deferred revenue and $12.62 million is related to other non-cancellable contracted amounts. The Company expects approximately 39% of the RPO to be recognized as revenue over the next twelve months ending June 30, 2026 based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Accounts Receivable and Contract Assets

All customers are granted credit on a short-term basis. Accounts receivable, net is stated net of the allowance for credit losses.

The Company maintains an allowance for its doubtful accounts receivable for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, and evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future billable product usage compared with contracted minimums. The Company records the allowance against bad debt expense through the condensed consolidated statement of operations, included in general and administrative expense, up to the amount of revenue recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheet. Receivables are written off and charged against recorded allowance when the Company has exhausted collection efforts without success.

The Company evaluates its accounts receivable and contract assets balances using the Current Expected Credit Loss (“CECL”) model in accordance with ASC 326. The Company routinely reviews its accounts receivables and uses a risk-based probability-weighted approach to record provisions. However, those provisions are estimates and actual results could differ from those estimates, and those differences may be material.

Changes in the allowance for credit losses are as follows:

June 30,
2025

Balance at December 31, 2024	$149,720
Provision for expected credit loss	769,214
Write-offs, net	(193,176)
Balance at June 30, 2025	$725,758

Concentration of Risks

The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and accounts receivable. The Company’s cash at times may exceed the Federal Depository Insurance coverage of $250,000.

As of June 30, 2025, one customer accounted for 92% of the Company’s gross accounts receivable. As of December 31, 2024, two customers accounted for 39% of the Company’s accounts receivable.

For the six months ended June 30, 2025, two customers represented 73% of revenue

For the three months ended June 30, 2025, one customer represented 76% of revenue.

For the six months ended June 30, 2024, two customers represented 59% of revenue

For the three months ended June 30, 2024, three customers represented 76% of revenue.

As of June 30, 2025, two customers accounted for 78% of the Company’s Remaining Performance Obligation.

As of December 31, 2024, one customer accounted for 67% of the Company’s Remaining Performance Obligation.

 Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reversals recorded in the six months ended June 30, 2025 reflect commission claw-backs for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the six months ended June 30, 2025:

Deferred
Contract Costs

Carrying Value at December 31, 2024	$617,918
Additions	117,000
Reductions	(4,191)
Amortization	(33,423)
Carrying Value at June 30, 2025	$697,304

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Prepaid third-party and related party services	$337,873	$141,002
Prepaid insurance	433,502	319,190
Commissions advances	62,500	-
	$833,875	$460,192

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2025:

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2024	$99,819	$113,899	$213,718
Additions	-	1,700	1,700
Amortization	(51,275)	(9,166)	(60,441)
Carrying Value at June 30, 2025	$48,544	$106,433	$154,977

The following is a summary of intangible assets as of June 30, 2025:

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,782,872	$185,596	$1,968,468
Accumulated amortization	(1,734,328)	(79,163)	(1,813,491)
Carrying Value at June 30, 2025	$48,544	$106,433	$154,977

Amortization expense totaled approximately $60,000 and $87,000 for the six months ended June 30, 2025, and 2024, respectively.

Future expected amortization of intangible assets is as follows:

2025 (Remainder of the Year)	$26,860
2026	37,226
2027	30,442
2028	18,389
2029	18,389
Thereafter	23,671
$154,977

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of June 30, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Trade payables	$564,892	$317,030
Accrued payroll and related obligations	447,237	984,536
Other accrued expenses	345,065	413,844
	$1,357,194	$1,715,410

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

The following is a summary of convertible notes outstanding as of June 30, 2025 and December 31, 2024:

December 31,
2024

9.75% convertible notes due March 31, 2025	$245,000
Less
Unamortized debt discount expense	(652)
Unamortized debt issuance expense	(3,464)
$240,884

The Company paid the outstanding Convertible Notes and accrued interest in full on March 31, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company will pay TPG $70,000 per month during the current term ending in June 2026. As of June 30, 2025, the Company held a balance of approximately $70,000 in prepaid expenses related to this service agreement. In June 2024, the agreement with TPG was renewed for an additional year at a reduced fee rate of $70,000 per month. Total expense incurred under this contract during the three and six months ended June 30, 2025 was approximately $210,000 and $420,000, respectively. Total expense incurred under this contract during the three and six months ended June 30, 2024 was approximately $285,000 and $542,000, respectively.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the three and six months ended June 30, 2025, Dale Daguro earned approximately $97,000 and $151,000 in base salary and sales commission.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2025, shares of common stock were issued to recipients at par value as a result of the following transactions:

●	On April 1, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,811,120 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $8.2 million (or approximately $6.8 million, net of offering costs).

●	On April 16, 2025, the Company issued 200,000 shares of common stock under restricted stock awards (“RSAs”) to non-employee advisors pursuant to advisory agreements.

●	On May 7, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 373,060 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $2.1 million (or approximately $1.6 million, net of offering costs).

●	The Company issued 27,838 shares in lieu of a cash severance payment.

●	The Company issued 110,813 shares of common stock, upon the cashless exercise of warrants.

During the six months ended June 30, 2024, shares of common stock were issued as a result of the following transactions:

●	On June 27, 2024, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,464,965 shares of common stock for cash gross proceeds of approximately $11.0 million (or approximately $10.0 million, net of offering costs).

●	The Company issued 5,666 shares of common stock, upon the cashless exercise of a stock option.

Warrants

During the six months ended June 30, 2025, warrants were issued as a result of the following transactions:

●	On April 1, 2025, in connection with their placement agent services, the Company issued 91,556 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On April 1, 2025, in connection with their placement agent services, the Company issued 80,999 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 22,702 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 14,762 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $5.60 per share

On April 22, 2025, Madison III, LLC exercised 187,500 warrants in a cashless exercise. The warrants were previously expensed at their fair value of $438,000.

On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $7.50 per share.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life
Outstanding, December 31, 2024	697,446	$11.20	3.2 Years
Granted	210,019	$4.70	4.8 Years
Exercised/Cancelled	(187,500)	$3.16	-
Outstanding, June 30, 2025	719,965	$11.40	3.2 Years

Restricted Stock Awards

On April 16, 2025, the Company granted 200,000 restricted stock awards (RSAs) at par value to non-employee advisors under advisory agreements. The awards were issued on the grant date and vest in four equal tranches of 50,000 shares each: (i) immediately upon execution, (ii) six months later, (iii) twelve months later, and (iv) eighteen months later. The Company has the option to repurchase all or a portion of unvested shares in the event that the advisors voluntarily cease to serve as an advisor of the Company. The fair value per share on the grant date was $7.97, resulting in a total grant-date fair value of $1,594,000. As of June 30, 2025, $531,333 of fair value was recognized as expense, with $1,062,667 remaining in deferred compensation to be recognized through October 2026.

The following is a summary of the Company’s RSA activity for the six months ended June 30, 2025:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Price
Outstanding, December 31, 2024	-	$-
Granted	200,000	$7.97
Vested	(50,000)	$7.97
Outstanding, June 30, 2025	150,000	$7.97

Stock Options

During the six months ended June 30, 2025, the Company granted a total of 416,600 options to certain new and existing employees at exercise prices ranging from $5.35 to $5.89 per share.

During the six months ended June 30, 2025, the Company granted a former employee 5,205 options at an exercise price of $7.40 in lieu of cash severance payment.

The Company determined the grant date fair value of options granted for the six months ended June 30, 2025, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	110 – 123%
Expected term	2.5 – 5 years
Risk free rate	3.75% - 4.59%
Dividend rate	0.00%

Activity related to stock options for the six months ended June 30, 2025, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	2,147,402	$20.89	6.3	$1,146,540
Granted	421,805	$5.41	9.9	$-
Exercised	-	$-	-	$-
Forfeited/cancelled	(319,753)	$30.19	2.3	$-
Outstanding as of June 30, 2025	2,249,454	$16.66	7.4	$596,584
Exercisable as of June 30, 2025	1,300,080	$20.88	6.1	$496,725

The following table summarizes stock option information as of June 30, 2025:

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable

$2.64 – $5.00	344,375	7.8	290,616
$5.01 – $10.00	1,362,373	9.0	550,924
$10.01 – $15.00	42,578	1.4	42,578
$15.01 – $20.00	43,749	2.1	43,750
$20.01 – $121.28	456,379	3.3	372,212
	2,249,454	7.4	1,300,080

As of June 30, 2025, there was approximately $3.3 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. On June 26, 2025, the stockholders approved and ratified an increase of 295,000 shares allocated to the 2024 Incentive Plan. As of June 30, 2025, there were 322,872 shares allocated to and available for issuance of awards under the 2024 Plan.

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

NOTE 9 – SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

NOTE 10 – SUBSEQUENT EVENTS

None.

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

Overview

authID ensures enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction, through its easy-to-integrate, patented, biometric identity platform. authID powers biometric identity proofing in 700ms, biometric authentication in 25ms, and account recovery with a fast, accurate, user-friendly experience. With our PrivacyKey™ solution, authID provides a 1-to-1-billion false match rate, while storing no biometric data. authID stops fraud at onboarding, blocks deepfakes, prevents account takeover, and eliminates password risks and costs, through the faster, frictionless, and most accurate user identity experience demanded by today’s digital ecosystem.

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification

●	Biometric Identity Authentication

●	Account / Access Recovery

Biometric Identity Verification - ProofTM

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

Biometric Identity Authentication - VerifiedTM

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

Going Concern

The Company’s condensed consolidated financial statements included in this Quarterly Report have been prepared in accordance with United States GAAP assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these financial statements.

As of June 30, 2025, the Company had an accumulated deficit of approximately $182.5 million. For the six months ended June 30, 2025, the Company earned revenue of approximately $1.7 million, used approximately $8.4 million to fund its operations, and incurred a net loss of approximately $8.7 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April and May 2025, the Company raised a total of approximately $8.5 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense and debt discount and debt issuance costs amortization expense, (2) interest income, (3) provision for income taxes, (4) depreciation and amortization, (5) stock-based compensation expense and certain other items management believes affect the comparability of operating results. Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Loss from continuing operations	$(4,384,779)	$(3,261,241)	$(8,724,246)	$(6,318,818)

Addback:

Interest expense, net	171	10,369	12,883	23,507
Interest income	(86,846)	(73,957)	(138,390)	(182,877)
Severance cost	-	8,638	-	14,251
Depreciation and amortization	30,249	44,004	60,441	87,412
Stock compensation	1,078,201	725,704	1,532,540	1,448,675
Adjusted EBITDA continuing operations (Non-GAAP)	$(3,363,004)	(2,546,483)	(7,256,772)	(4,927,850)

Three and Six Months Ended June 30, 2025 and June 30, 2024 – Continuing Operations

Revenues, net

During the three and six months ended June 30, 2025, the Company’s revenues were approximately $1.4 million and $1.7 million, respectively, compared to approximately $0.3 million and $0.4 million, respectively, in the three and six months ended June 30, 2024, principally due to the recognition of revenue from new customer contracts.

General and administrative expenses

During the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, general and administrative expense increased by approximately $1.6 million and $2.2 million, respectively. The increase was driven by increases in employee related expenses, shares issued to management advisors, as well as approximately $0.8 million in provision for estimated credit loss expense related to certain customer contracts.

Research and development expenses

During the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, research and development expenses increased by approximately $0.6 million and $1.4 million, respectively. The increase was due to continued investment in employees and contractors to deliver required product capabilities and performance for existing customers and sales prospects.

Depreciation and amortization expense

Depreciation and amortization expenses remained flat during the three and six months ended June 30, 2025 compared to June 30, 2024.

Interest expense, net

Interest expense includes interest expense, debt issuance and discount amortization expense. Interest expense remained flat during the three and six months ended June 30, 2025 compared to June 30, 2024.

Liquidity and Capital Resources

The Company has approximately $8.3 million of cash on hand and approximately $8.7 million of working capital as of June 30, 2025.

Cash used in operating activities was approximately $8.4 million and $5.7 million in the six months ended June 30, 2025 and 2024, respectively.

Cash used in investing activities for the six months ended June 30, 2025 was approximately $2,000, compared with $16,000 for six months ended June 30, 2024, for the payment of patent costs.

Cash provided by financing activities in the six months ended June 30, 2025 consisted of approximately $8.2 million in proceeds from the sale of common stock, net of offering costs.

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

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 1 of the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2025, the Company granted 30,000 options to a new employee at an exercise price of $5.89 per share.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (14)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (10)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (11)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (11)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (12)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (13)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (13)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (13)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (13)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (15)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (16)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (18)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (18)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (18)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC

10.27 (19)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (20)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (22)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (22)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (22)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (24)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (23)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (23)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (25)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (25)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (25)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (25)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (25)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (26)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (26)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (26)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (26)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46*	Form of Director Appointment Letter
14.1 (17)	Code of Ethics
19 (24)	Insider Trading Policy
21.1 (24)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (17)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (21)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(10)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 30, 2023.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(16)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(17)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(20)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(21)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(22)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.
(23)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.
(24)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.
(26)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

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
Dated: August 14, 2025