Form 10-Q
period 2025-09-30
authID Inc.
filed 2025-11-12
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 11, 2025
Common Stock, par value $0.0001	13,443,740 shares

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current Assets:
Cash	$4,899,658	$8,471,561
Accounts receivable, net of allowance for credit losses of $49,000 and $0 respectively	191,338	97,897
Contract assets, net of allowance for credit losses of $0 and $0 respectively	101,349	426,859
Deferred contract costs	230,544	617,918
Other current assets, net	984,352	460,192
Total current assets	6,407,241	10,074,427

Intangible Assets, net	138,943	213,718
Goodwill	4,183,232	4,183,232
Total assets	$10,729,416	$14,471,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,275,346	$1,715,410
Commission liability	9,084	459,657
Severance liability	-	325,000
Convertible debt, net	-	240,884
Deferred revenue	531,580	215,237
Total current liabilities	1,816,010	2,956,188

Total liabilities	$1,816,010	$2,956,188

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 13,443,740 and 10,920,909 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1,344	1,092
Additional paid-in capital	196,608,105	185,312,508
Accumulated deficit	(187,706,096)	(173,808,529)
Accumulated comprehensive income	10,053	10,118
Total stockholders’ equity	8,913,406	11,515,189
Total liabilities and stockholders’ equity	$10,729,416	$14,471,377

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$596,337	$248,920	$2,337,192	$686,736
Discounts and concessions	(702,483)	-	(702,483)	-
Revenues, net	(106,146)	248,920	1,634,709	686,736

Operating Expenses:
General and administrative	3,325,452	2,102,549	9,878,085	6,334,070
Research and development	1,785,387	1,615,970	5,762,921	4,213,041
Depreciation and amortization	16,034	43,798	76,475	131,210
Total operating expenses	5,126,873	3,762,317	15,717,481	10,678,321

Loss from continuing operations	(5,233,019)	(3,513,397)	(14,082,772)	(9,991,585)

Other Income (Expense):
Interest income	61,657	161,308	200,047	344,185
Interest expense, net	(1,959)	(12,712)	(14,842)	(36,219)
Other income (expense), net	59,698	148,596	185,205	307,966

Loss from continuing operations before income taxes	(5,173,321)	(3,364,801)	(13,897,567)	(9,683,619)
Income tax expense	-	-	-	-
Net loss	$(5,173,321)	$(3,364,801)	$(13,897,567)	$(9,683,619)

Net Loss Per Share - Basic and Diluted	$(0.38)	$(0.31)	$(1.11)	$(0.97)

Weighted Average Shares Outstanding - Basic and Diluted:	13,443,740	10,920,872	12,538,275	9,961,110

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Loss	$(5,173,321)	$(3,364,801)	$(13,897,567)	$(9,683,619)
Foreign currency translation gain/(loss)	21	967	(65)	(5,549)
Comprehensive loss	$(5,173,300)	$(3,363,834)	$(13,897,632)	$(9,689,168)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	$(182,532,775)	$10,032	$12,993,724
Stock-based compensation	-	-	827,315	-	-	827,315
Restricted Stock Award Vesting	-	-	265,667	-	-	265,667
Net Loss	-	-	-	(5,173,321)	-	(5,173,321)
Foreign currency translation	-	-	-	-	21	21
Balances, September 30, 2025	13,443,740	$1,344	$196,608,105	(187,706,096)	$10,053	$8,913,406

Balances, June 30, 2024	10,920,851	$1,092	$184,164,638	$(165,849,353)	$6,108	$18,322,485
Stock-based compensation	-	-	595,536	-	-	595,536
Reclass of offering costs	-	-	40,000	-	-	40,000
Cashless stock option exercise	58	-	-	-	-	-
Net Loss	-	-	-	(3,364,801)	-	(3,364,801)
Foreign currency translation	-	-	-	-	967	967
Balances, September 30, 2024	10,920,909	$1,092	$184,800,174	$(169,214,154)	$7,075	$15,594,187

Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	1,828,522	-	-	1,828,522
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	796,980	-	-	796,980
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net Loss	-	-	-	(13,897,567)	-	(13,897,567)
Foreign currency translation	-	-	-	-	(65)	(65)
Balances, September 30, 2025	13,443,740	$1,344	$196,608,105	$(187,706,096)	$10,053	$8,913,406

Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-	-	2,044,210	-	-	2,044,210
Sale of common stock for cash, net of offering costs	1,464,965	146	10,041,253	-	-	10,041,399
Cashless stock options exercise	5,724	1	(1)	-	-	-
Net Loss	-	-	-	(9,683,619)	-	(9,683,619)
Foreign currency translation	-	-	-	-	(5,549)	(5,549)
Balances, September 30, 2024	10,920,909	$1,092	$184,800,174	$(169,214,154)	$7,075	$15,594,187

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,897,567)	$(9,683,619)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	2,625,522	2,044,210
Non-cash severance expense	206,000	-
Depreciation and amortization expense	76,475	131,210
Provision for expected credit losses	795,900	-
Credit losses write-off	(896,620)	-
Amortization of debt discounts and issuance costs	4,116	12,345
Changes in operating assets and liabilities:
Accounts receivable	7,279	(132,329)
Contract assets	325,510	(201,610)
Deferred contract costs	387,374	55,133
Other current assets	(524,160)	(351,312)
Accounts payable and accrued expenses	(765,064)	(424,961)
Commissions liability	(450,573)	(124,150)
Deferred revenue	316,343	197,715
Net cash flows from operating activities	(11,789,465)	(8,477,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(1,700)	(17,582)
Net cash flows from investing activities	(1,700)	(17,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of offering costs	8,464,327	10,041,399
Repayment of convertible notes	(245,000)	-
Net cash flows from financing activities	8,219,327	10,041,399

Effect of Foreign Currencies	(65)	(5,156)

Net Change in Cash	(3,571,903)	1,541,293
Cash, Beginning of the Period	8,471,561	10,177,099
Cash, End of the Period	$4,899,658	$11,718,392

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,370	$23,873
Warrants issued as offering costs	$864,165	877,392
Cashless option and warrant exercises	$438,000	$79,556

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S. (dissolved as of August 2, 2024), ID Solutions, Inc., FIN Holdings Inc., Ipsidy Enterprises Limited, and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of September 30, 2025, the Company had an accumulated deficit of approximately $187.7 million. For the nine months ended September 30, 2025, the Company earned net revenue of approximately $1.6 million, used approximately $11.8 million to fund its operations, and incurred a net loss of approximately $13.9 million.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three and nine months ended September 30, 2025 and 2024 because their effect was antidilutive:

Security	2025	2024

Convertible notes payable	-	8,277
Warrants	719,965	697,446
Stock options	2,463,480	1,991,048
	3,183,445	2,696,771

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The Company accounts for price concessions as reductions to the transaction price under ASC 606. Price concessions represent implied or estimated future reductions in consideration that the Company expects to grant, based on known facts and circumstances, including customer usage patterns and strategic considerations. These concessions are treated as variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. During the three and nine months ended September 30, 2025, the Company granted approximately $0.7 million and $0.7 million in concessions, respectively.

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

The Company had deferred revenue contract liabilities of approximately $0.01 million and $0.46 million as of September 30, 2025 and December 31, 2024, respectively, for certain revenue that will be earned in future periods.

Remaining Performance Obligations

As of September 30, 2025, the Company’s Remaining Performance Obligation (RPO) was $3.6 million, of which $0.5 million is held as deferred revenue and $3.1 million is related to other non-cancellable contracted amounts. This reflects a reduction in RPO of approximately $8.1 million from a customer contract under which partial payment was made during the three months ended September 30, 2025 but the customer requested amended terms before making further payments. The Company believes it is in its best interest to renegotiate terms with this customer, with whom we are continuing to work, and the parties are in discussions on renegotiating the contract. The Company expects approximately 48% of the RPO to be recognized as revenue over the next twelve months ending September 30, 2026 based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the timing of recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

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

The Company evaluates its accounts receivable and contract assets balances using the Current Expected Credit Loss (“CECL”) model in accordance with ASC 326. The Company routinely reviews its accounts receivables and contract assets and uses a risk-based probability-weighted approach to record provisions. However, those provisions are estimates and actual results could differ from those estimates, and those differences may be material.

Changes in the allowance for credit losses are as follows:

September 30, 2025

Balance at December 31, 2024	149,720
Provision for expected credit loss	795,900
Credit loss write-offs	(896,620)
Balance at September 30, 2025	$49,000

Concentration of Risks

The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and accounts receivable. The Company’s cash at times may exceed the Federal Depository Insurance coverage of $250,000.

As of September 30, 2025, two customers accounted for 75% of the Company’s gross accounts receivable. As of December 31, 2024, three customers accounted for 49% of the Company’s accounts receivable.

The Company’s revenue is also exposed to concentration risk:

For the nine months ended September 30, 2025, one customer represented 48% of gross revenue.

For the three months ended September 30, 2025, two customers represented  47% of gross revenue.

For the nine months ended September 30, 2024, two customers represented 64% of gross revenue.

For the three months ended September 30, 2024, two customers represented 74% of gross revenue.

As of September 30, 2025, three customers accounted for 85% of the Company’s Remaining Performance Obligation.

As of December 31, 2024, one customer accounted for 70% of the Company’s Remaining Performance Obligation.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reversals recorded in the nine months ended September 30, 2025 reflect commission claw-backs for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2025:

Deferred
Contract Costs

Carrying Value at December 31, 2024	$617,918
Additions	125,540
Reductions	(455,072)
Amortization	(57,842)
Carrying Value at September 30, 2025	$230,544

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Prepaid third-party and related party services	$263,739	$141,002
Prepaid insurance	369,221	319,190
Recoverable incentive compensation	230,000	-
Commissions advances	121,392	-
	$984,352	$460,192

Recoverable incentive compensation relates to recovery of approximately $230,000 in incentive payments made in prior periods that have subsequently been reduced based on adjustments to internal performance metrics. The recovery is expected to be made by December 2025 and the receivable is recorded as an asset .

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2025:

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2024	$99,819	$113,899	$213,718
Additions	-	1,700	1,700
Amortization	(62,713)	(13,762)	(76,475)
Carrying Value at September 30, 2025	$37,106	$101,837	$138,943

The following is a summary of intangible assets as of September 30, 2025:

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,782,872	$185,596	$1,968,468
Accumulated amortization	(1,745,766)	(83,759)	(1,829,525)
Carrying Value at September 30, 2025	$37,106	$101,837	$138,943

Amortization expense totaled approximately $76,000 and $131,000 for the nine months ended September 30, 2025, and 2024, respectively.

Future expected amortization of intangible assets is as follows:

2025 (Remainder of the Year)	$10,824
2026	37,226
2027	30,442
2028	18,389
2029	18,389
Thereafter	23,673
$138,943

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of September 30, 2025.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Trade payables	$452,809	$317,030
Accrued payroll and related obligations	468,510	984,536
Other accrued expenses	354,027	413,844
	$1,275,346	$1,715,410

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

The following is a summary of convertible notes outstanding as of December 31, 2024:

December 31,
2024

9.75% convertible notes due March 31, 2025	$245,000
Less
Unamortized debt discount expense	(652)
Unamortized debt issuance expense	(3,464)
$240,884

The Company paid the outstanding Convertible Notes and accrued interest in full on March 31, 2025.

NOTE 6 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, and Kunal Mehta, a director of the Company subsequently became an officer of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $70,000 per month. As of September 30, 2025, the Company held a balance of approximately $70,000 in prepaid expenses related to this service agreement. On September 26, 2025, the Company signed another amendment with TPG to reduce the monthly fees to $42,000. The amendment is effective October 1, 2025. Total expense incurred under this contract during the three and nine months ended September 30, 2025 was approximately $210,000 and $630,000, respectively. Total expense incurred under this contract during the three and nine months ended September 30, 2024 was approximately $210,000 and $752,000, respectively.

On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the three and nine months ended September 30, 2025, Dale Daguro earned approximately $77,000 and $227,000 in base salary and sales commission.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

During the nine months ended September 30, 2025, shares of common stock were issued to recipients as a result of the following transactions:

●	On April 1, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,811,120 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $8.2 million (or approximately $6.8 million, net of offering costs).

●	On April 16, 2025, the Company issued 200,000 shares of common stock under restricted stock awards (“RSAs”) to non-employee advisors pursuant to advisory agreements.

●	On May 7, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 373,060 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $2.1 million (or approximately $1.6 million, net of offering costs).

●	The Company issued 27,838 shares in lieu of a cash severance payment at a price of $7.40 per share for a total value of $206,000.

●	The Company issued 110,813 shares of common stock, upon the cashless exercise of warrants.

During the nine months ended September 30, 2024, shares of common stock were issued as a result of the following transactions:

●	On June 27, 2024, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,464,965 shares of common stock for cash gross proceeds of approximately $11.0 million (or approximately $10.0 million, net of offering costs).

●	During the nine months ended September 30, 2024 the Company issued 5,724 shares of common stock, upon the cashless exercise of stock options.

Warrants

During the nine months ended September 30, 2025, warrants were issued as a result of the following transactions:

●	On April 1, 2025, in connection with their placement agent services, the Company issued 91,556 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On April 1, 2025, in connection with their placement agent services, the Company issued 80,999 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 22,702 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 14,762 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $5.60 per share

On April 22, 2025, Madison III, LLC exercised 187,500 warrants in a cashless exercise. The warrants were previously expensed at their fair value of $438,000.

On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $7.50 per share.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life
Outstanding, December 31, 2024	697,446	$11.20	3.2 Years
Granted	210,019	$4.70	4.5 Years
Exercised/Cancelled	(187,500)	$3.16	-
Outstanding, September 30, 2025	719,965	$11.40	3.0 Years

Restricted Stock Awards

On April 16, 2025, the Company granted 200,000 restricted stock awards (RSAs) at par value to non-employee advisors under advisory agreements. The awards were issued on the grant date and vest in four equal tranches of 50,000 shares each: (i) immediately upon execution of the advisory agreements on March 30, 2025, (ii) six months later, (iii) twelve months later, and (iv) eighteen months later. The Company has the option to repurchase all or a portion of unvested shares in the event that the advisors voluntarily cease to serve as an advisor of the Company. The fair value per share on the grant date was $7.97, resulting in a total grant-date fair value of $1,594,000. As of September 30, 2025, $797,000 of fair value was recognized as expense, with $797,000 of unrecognized compensation expense to be recognized through October 2026.

The following is a summary of the Company’s RSA activity for the nine months ended September 30, 2025:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Price
Outstanding, December 31, 2024	-	$-
Granted	200,000	$7.97
Vested	(100,000)	$7.97
Outstanding, September 30, 2025	200,000	$7.97

Stock Options

During the nine months ended September 30, 2025,

●	The Company granted directors a total of 357,361 options at an exercise price of $3.90 per share.

●	The Company also granted a total of 416,600 options to certain new and existing employees at exercise prices ranging from $5.35 to $5.89 per share.

●	During the nine months ended September 30, 2025, the Company granted a former employee 5,205 options at an exercise price of $7.40 in lieu of cash severance payment.

The Company determined the grant date fair value of options granted for the nine months ended September 30, 2025, using the Black Scholes Method, as applicable, with the following assumptions:

Expected volatility	110 – 123%
Expected term	2.5 – 5 years
Risk free rate	3.65% – 4.59%
Dividend rate	0.00%

Activity related to stock options for the nine months ended September 30, 2025, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding at December 31, 2024	2,147,402	$20.89	6.3	$1,146,540
Granted	779,166	$5.41	10.0	$-
Exercised	-	$-	-	$-
Forfeited/cancelled	(463,088)	$42.68	2.3	$-
Outstanding as of September 30, 2025	2,463,480	$18.25	1.9	$3,375
Exercisable as of September 30, 2025	939,183	$16.47	6.2	$1,344

The following table summarizes stock option information as of September 30, 2025:

		Weighted
		Average
		Contractual
Exercise Price	Outstanding	Term (Yrs.)	Exercisable
$2.64 – $5.00	701,736	8.7	293,389
$5.01 – $10.00	1,332,790	8.6	301,006
$10.01 – $15.00	42,578	1.1	42,578
$15.01 – $20.00	43,749	1.9	43,750
$20.01 – $121.28	342,627	4.1	258,460
	2,463,480	7.8	939,183

As of September 30, 2025, there was approximately $3.6 million of unrecognized compensation costs related to stock options outstanding that will be expensed through 2027.

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. On June 26, 2025, the stockholders approved and ratified an increase of 295,000 shares allocated to the 2024 Incentive Plan. As of September 30, 2025, there were 115,716 shares allocated to and available for issuance of awards under the 2024 Plan.

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

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification

●	Biometric Identity Authentication

●	Account / Access Recovery

●	Identity Exchange (IDX) Platform

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

Identity Exchange (IDXTM) Platform

authID’s Identity Exchange (IDX) is a next-generation platform purpose-built to allow authorized personnel to create or claim a central credential that can be leveraged across multiple subsidiaries of a large enterprise, simplifying and securing the management of workforce identities. IDX modernizes identity management with biometric-bound, passwordless, interoperable and reusable credentials that stop phishing attacks, ensuring only verified users can access sensitive systems and data. IDX is the first enterprise platform built on the Accountable Digital Identity Association (ADI Association) specification, ensuring it is aligned with global interoperability and data sovereignty standards.

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

As of September 30, 2025, the Company had an accumulated deficit of approximately $187.7 million. For the nine months ended September 30, 2025, the Company earned net revenue of approximately $1.6 million, used approximately $11.8 million to fund its operations, and incurred a net loss of approximately $13.9 million.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Loss from continuing operations	$(5,173,321)	$(3,364,801)	$(13,897,567)	$(9,683,619)

Addback:

Interest expense, net	1,959	12,712	14,842	36,219
Interest income	(61,657)	(161,308)	(200,047)	(344,185)
Severance cost	-	-	-	14,251
Depreciation and amortization	16,034	43,798	76,475	131,210
Stock compensation	1,092,982	595,536	2,625,502	2,044,210
Adjusted EBITDA continuing operations (Non-GAAP)	$(4,124,003)	(2,874,063)	(11,380,795)	(7,801,914)

Three and Nine Months Ended September 30, 2025 and September 30, 2024

Revenues, net

During the three and nine months ended September 30, 2025, the Company’s revenues, net of discounts and concessions, were approximately a negative $0.1 million and positive $1.6 million, respectively, compared to approximately $0.2 million and $0.7 million, respectively, in the three and nine months ended September 30, 2024. The decline in net revenue over the three months ended September 30, 2025 is principally driven by the following two customer contracts:

●	During the quarter ended September 2025, a contracted customer who was delayed in their usage ramp and overdue on their invoices made a partial payment with the understanding that they would require an amendment to the contract to make further payments. Management believes that it is in the best interest of the Company to negotiate an amendment with the customer, however no terms have been agreed upon as of the date of this filing. Accordingly, until the negotiations have concluded, the Company has ceased revenue recognition for this contract and adjusted contract balances related thereto such that the Remaining Performance Obligation reflects only the amounts paid to the Company by the customer to date.

●	During the three months ended September 30, 2025, the Company made a total of $0.7 million in estimated concessions, primarily related to one customer contract with an annual usage minimum fee payable on December 31, 2025. The customer’s usage declined unexpectedly and remained significantly below the minimum commitment by September 30, 2025, despite consistent communication from the customer that they projected their usage to ramp. Given the customer’s strategic importance to the Company, as well as management’s belief in their anticipated growth in usage and ongoing new business development opportunities, the Company expects to make a concession on the annual minimum fee, in order to maintain the relationship moving forward. Revenue has been adjusted in the three months ended September 30, 2025 to account for the estimated concession.

General and administrative expenses

During the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, general and administrative expense increased by approximately $1.2 million and $3.5 million, respectively. The increase was driven by increases in employee related expenses, shares issued to management advisors, as well as credit loss expense related to certain customer contracts of approximately $0.0 million and $0.8 million, respectively.

Research and development expenses

During the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, research and development expenses increased by approximately $0.2 million and $1.5 million, respectively. The increase was due to continued investment in employees and contractors to deliver required product capabilities and performance for existing customers and sales prospects.

Depreciation and amortization expense

Depreciation and amortization expenses remained flat during the three and nine months ended September 30, 2025 compared to September 30, 2024.

Interest expense, net

Interest expense includes interest expense, debt issuance and discount amortization expense. Interest expense remained flat during the three and nine months ended September 30, 2025 compared to September 30, 2024.

Interest income

Interest income includes bank interest earned on the Company’s cash balances. Interest income was flat during the three months ended September 30, 2025 compared to the three ended September 30, 2024. During the nine months ended September 30, 2025, interest income increased $0.1 million compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

The Company has approximately $4.9 million of cash on hand and approximately $4.6 million of working capital as of September 30, 2025.

Cash used in operating activities was approximately $11.8 million and $8.5 million in the nine months ended September 30, 2025 and 2024, respectively.

Cash used in investing activities for the nine months ended September 30, 2025 was approximately $2,000, compared with $18,000 for nine months ended September 30, 2024, for the payment of patent costs and purchases of intangible assets.

Cash provided by financing activities in the nine months ended September 30, 2025 consisted of approximately $8.2 million in proceeds from the sale of common stock, net of offering costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2025, the Company granted 30,000 options to a new employee at an exercise price of $5.89 per share.

The issuance of the above securities is exempt from the registration requirements under Rule 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On August 18, 2025, Michael C. Thompson resigned as a director of the Company and as a member of the Audit Committee, the Governance Committee and the Compensation Committee, effective immediately. Mr. Thompson's resignation was for personal reasons and not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. The Board of Directors appointed Shrikrishna Venkataraman to fill the vacancy on the Audit Committee.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 *	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (10)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (10)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (11)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (12)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (12)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (12)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (12)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (14)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (15)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (17)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (17)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (17)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC

10.27 (18)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (19)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (21)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (21)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (21)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (23)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (22)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (22)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (24)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (24)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (24)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (24)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (24)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (24)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (24)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (25)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (25)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46 (26)	Form of Director Appointment Letter
10.47**	Agreement dated September 26, 2025 between The Pipeline Group, Inc. and authID Inc.
14.1 (16)	Code of Ethics
19 (23)	Insider Trading Policy
21.1 (23)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (16)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (20)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.
(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.
(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.
(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.
(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.
(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.
(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.
(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.
(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.
(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.
(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.
(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.
(16)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.
(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.
(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.
(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.
(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.
(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.
(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.
(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.
(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.
(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025
(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on August 14, 2025

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
Dated: November 12, 2025