Form 10-K
period 2025-12-31
authID Inc.
filed 2026-03-31
CIK 1534154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was $63,478,476 which is based on the average bid and ask price of such common equity, as of the last practical business day of the registrant’s most recently completed second fiscal quarter of $5.34.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2026
Common Stock, par value $0.0001	16,132,487 shares
Documents incorporated by reference:	None

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

ii

PART I

Item 1. Business

Overview

authID Inc. (the “Company”) ensures enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction, through its easy-to-integrate, patented, biometric identity platform. authID powers biometric identity proofing, biometric authentication, and account recovery with a fast, accurate, user-friendly experience. With our PrivacyKey™ solution, authID provides highly accurate biometric authentication while storing no biometric data. authID’s goal is to stop fraud at onboarding, blocks deepfakes, prevents account takeover, and eliminates password risks and costs, through the faster, frictionless, and most accurate user identity experience demanded by today’s digital ecosystem.

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification – ProofTM

●	Biometric Identity Authentication - VerifiedTM

●	PrivacyKeyTM Privacy Preserving Biometrics

●	Identity Exchange (IDX) Platform

●	authID Mandate Agentic AI Security

Biometric Identity Verification - Proof

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. Additionally, authID’s PrivacyKeyTM technology enables customers to perform biometric verification through the use of Public/Private Keys that is performed without storing any biometric data, which ensures individual data privacy. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication - Verified

Biometric identity authentication provides any organization with a secure, convenient solution to validate that an individual is the verified account owner for various purposes including passwordless login and performing specific transactions, or functions. The authID Verified product allows users to confirm their identity with their facial biometric by simply taking a selfie on a mobile phone or device of their choosing (as opposed to dedicated hardware). The solution includes a patented audit trail created for each transaction, containing the digitally signed transaction details, with proof of identity authentication and consent. Verified allows users to recover, via a facial biometric, account access that is lost or blocked due to expired credentials, lockouts, lost or stolen devices, or compromised accounts. Because the account owner’s root of trust is established in the cloud, recovery is independent of any device or hardware. In this way, account recovery is instant, portable, and does not require the presence of or access to a previously provisioned device in order to secure access from a different device.

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

Identity Exchange (IDXTM) Platform

authID’s Identity Exchange (IDX) is a next-generation platform purpose-built to allow authorized personnel to create or claim a central credential that can be leveraged across multiple subsidiaries of a large enterprise, simplifying and securing the management of workforce identities across distributed workforces that include employees, contractors, vendors, and other third parties. IDX modernizes identity management with centrally-managed, biometric-bound, passwordless, interoperable and reusable credentials that stop phishing attacks, ensuring only verified users can access sensitive systems and data. IDX is the first enterprise platform built on the Accountable Digital Identity Association (ADI Association) specification, ensuring it is aligned with global interoperability and data sovereignty standards as well as privacy regulations.

authID Mandate - Agentic AI Security Framework

authID Mandate is a framework for biometrically binding human sponsors to the AI agents they launched, ensuring that agentic activity is governed by the user’s own scope, while also providing an immutable audit trail of that sponsorship. This provides a level of governance far beyond machine IDs, or vulnerable tokens that are otherwise the basis for most agentic deployment of auditability.

Key Customer Benefits

Our solutions allow our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees. As a result, the enterprise gains complete confidence in who is accessing its digital assets.

●	Provide seamless user experience in terms of speed and self-guided flow. This allows users of all technical skill levels to easily complete identity verification and authentication.

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OpenID Connect (“OIDC”) connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

●	Perform secure biometric verification & authentication without the need to store biometric data. Our PrivacyKey technology removes the need to store any biometric data in order to perform verification or authentication transactions. PrivacyKey verification and authentication is seamlessly delivered thru either a web or mobile applications with a response time of less than 700ms.

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

According to Statista, cybercrime costs in the United States alone are projected to increase to approximately $900 billion in 2026 and are projected to grow to over $3.4 trillion in 2030 (Statista: Annual Cost of Cybercrime in the U.S. 2017-2030). In the 2025 Verizon Data Breach Investigation Report, 78% of 3,300 financial data breaches studied involved external actors, while 74% of all breaches were attributed to some form of social engineering, stolen credentials, or human error. Verizon also found that Business Email Compromise (BEC) attacks now represent more than 50% of social engineering incidents, having almost doubled in recent years. Further it is predicted that Artificial Intelligence (AI) will almost certainly increase the volume and heighten the impact of cyberattacks.

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

These factors have created a hyper-growth market for the identity verification and authentication industry as well as increased buyer demand for integrated identity platforms that can provide a range of identity solutions to address the full authentication lifecycle to govern the user journey. The Global Biometric Technology Market is estimated to reach a market size of over $50 billion by 2025, increasing at a 20% CAGR to reach over $150 billion by 2030 (Grand View Research, Biometric Technology Market Size, Share & Trends Analysis Report, 2023 - 2030).

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

Sales and Marketing

authID provides its software as a service (SaaS) platform based on a subscription and usage-based model, with fees per transaction, enrolled or active users.

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

We also work with partners such as cybersecurity and financial technology providers who provide our services to their customers through OEM or reseller arrangements and allow us to broaden our customer reach.

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

Research and Development

Our research and development team is responsible for the design, development, testing and quality of our platform as well as any new technologies, features, integrations and improvements. The team includes specialists in software engineering, user experience, quality assurance, product management, infrastructure, and technical writing. Our employees are located primarily in the United States, with additional employees and sub-contractors based in Europe, India and Latin America. We intend to continue to invest in our technology to strengthen and expand our platform to stay ahead of our competition and meet the evolving needs of our current and prospective customers.

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

Data protection legislation in various US States and foreign countries in which the Company does business require it to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals in those States and countries, as well as register its databases with governmental authorities in those countries. Several US states have adopted or are considering adopting a Biometric Information Privacy Act, or BIPA modelled on the Illinois statute, which governs the collection, processing, storage and distribution of biometric information such as facial biometric templates and fingerprints. Several of these new statutes give individuals rights of action to sue violators, which have resulted in several class action lawsuits. These regulations could have a significant impact on our business.

Human Capital

As of December 31, 2025, the Company had a total of 46 employees who are located in the United States, Latvia and Colombia as well as outsourced service providers. There are 30 employees in the United States who provide overall Company strategic, business and technological leadership, as well as engineering and customer support. Employees in the U.S. and Latvia receive health benefits on a cost-sharing basis and employees in Colombia are provided the respective Government required benefits.

Subsidiaries

Currently, the Company has four U.S. subsidiaries: Innovation in Motion Inc., Fin Holdings, Inc., ID Solutions Inc. and authID Gaming Inc. The Company had one subsidiary in Colombia: MultiPay S.A.S. which was dissolved as of August 2, 2024. The Company has one subsidiary in the United Kingdom: authID Enterprises Limited (formerly Ipsidy Enterprises Limited). The Company is the sole shareholder of all its subsidiaries.

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

Recent Developments

None.

Item 1A. Risk Factors

Summary of Risk Factors The following summarizes the principal factors that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business. The following factors could result in harm to our business, reputation, revenue, financial results, and prospects, among other impacts:

●	We have a history of losses and we may not be able to achieve profitability going forward.

●	We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

●	There can be no assurance that we will successfully commercialize our products that are currently in development or were recently launched, or that our existing products will sustain market acceptance.

●	If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

●	We depend upon key personnel and need additional personnel.

●	Government regulation, specifically that relating to data privacy protection could negatively impact the business.

●	The market for our products is characterized by changing technology, requirements, standards and products, is impacted by the growing use of AI technologies and we may be adversely affected if we do not respond promptly and effectively to these changes.

●	Issues relating to the development and use of AI, including generative AI, in our offerings may result in reputational harm, liability and adverse financial results.

●	We have in the past entered into and may seek in the future to enter into contracts with governments, as well as state and local governmental agencies and municipalities, which subjects us to certain risks associated with such types of contracts.

●	We may have to seek business through a competitive bidding process.

●	We rely in part on third-party software to develop and provide our solutions.

●	We depend upon a small number of large sales with contractual commitments ranging from $500,000 to $2,000,000, which take longer to close and may result in a concentration of business and unpredictable quarterly revenue.

●	Our efforts to expand our international operations are subject to a number of risks, any of which could adversely reduce our future international sales and increase our losses.

●	We are exposed to risks in operating in foreign markets, which may make operating in those markets difficult and thereby force us to curtail our business operations.

●	Cyber-attacks, breaches of network or information technology security, presentation attacks, natural disasters, pandemics, or terrorist attacks could have an adverse effect on our business.

●	Acquisitions present many risks that could have a material adverse effect on our business and results of operations.

●	The wars in Ukraine and the Middle East may impact the business of the Company, the markets in which it operates and the financial markets, in which the Company needs to raise capital.

●	Interruptions, delays in service or defects in our systems could impair the delivery of our services and harm our business.

●	Third parties could obtain access to our proprietary information or could independently develop similar technologies.

●	Third parties may assert that we are infringing their intellectual property rights; IP litigation could require us to incur substantial costs even when our efforts are successful.

●	Our officers, directors and holders of 5% of outstanding shares together beneficially own a significant portion of our Common Stock and, as a result, can exercise control over stockholder and corporate actions.

●	We face competition. Some of our competitors have greater financial or other resources, longer operating histories and greater name recognition than we do and one or more of these competitors could use their greater resources and/or name recognition to gain market share at our expense or could make it very difficult for us to establish market share.

●	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance. If we fail to comply with these regulations, we could face difficulties in preparing and filing timely and accurate financial reports.

●	Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

●	There can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

●	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our Common Stock, our stock price and trading volume could decline.

●	The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

●	We do not anticipate paying any cash dividends in the foreseeable future.

We have a history of losses and we may not be able to achieve profitability going forward.

We have an accumulated deficit of approximately $191.7 million as of December 31, 2025 and incurred an operating loss of approximately $17.9 million for the year ended December 31, 2025. We have had net losses in most of our quarters since our inception. We expect that we will continue to incur net losses in 2026. We may incur losses in the future for a number of reasons, including the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans and executing certain programs to alleviate the negative trends and conditions described above, however there is no guarantee that such plans will be successfully implemented. Our ability to curtail our operating losses or generate a profit may be further impacted by the fact that our business plan is largely unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses. If we incur significant additional operating losses, our stock price may decline, perhaps significantly and the Company will need to raise substantial additional capital in order to be able to continue to operate, which will dilute the existing stockholders and such dilution may be significant. Additional capital may not be available on terms acceptable to the Company, or at all. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow positive) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of approximately $15.0 million and approximately $11.6 million for the years ended December 31, 2025 and 2024, respectively. We anticipate that we will continue to have negative cash flows from operating activities through at least the next 12 months as we expect to incur increased research and development, sales and marketing, and general and administrative expenses. Our business will require significant amounts of working capital to support our growth, particularly as we seek to introduce our new offered products. An inability to generate positive cash flow from operations may adversely affect our ability to raise needed capital for our business on reasonable terms, if at all. It may also diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may impact our long-term viability. There can be no assurance we will achieve positive cash flows in the foreseeable future.

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

Our growth-oriented business plan to offer products to our customers will require continued capital investment. Our research and development activities will also require continued investment. We raised approximately $11.4 million and $10.0 million net proceeds after expenses in 2025 and 2024, respectively, through equity and debt financing at varying terms.

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

There can be no assurance that we will successfully commercialize our products that are currently in development or were recently launched, or that our existing products will sustain market acceptance.

There is no assurance that we will ever successfully commercialize our platform and related solutions or that we will experience market reception for our products in development or increased market reception for our existing products. There is no guarantee that we will be able to successfully implement our new products utilizing the internally developed and licensed technology and products. There is no assurance that our existing or new products or solutions will achieve and sustain market acceptance. Further, there can be no guarantee that we will not lose business to our existing or potential new competitors.

If our technology and solutions are not adopted and used by customer organizations, we will not be able to grow our business and our operations will be negatively affected.

Our ability to grow depends on whether organizations of various types and sizes adopt our technology and solutions as part of their business processes. If these organizations do not adopt our technology, we may not be able to increase revenues, penetrate some of the new markets we are targeting, or we may lose some of our existing customer base.

In order for us to achieve our growth objectives, our identity verification and authentication technologies and solutions must be adapted to and adopted in a variety of areas including, among others, computer and online systems access control, and identity verification for onboarding new workforce members or consumers and for transaction authentication purposes.

We cannot accurately predict the future growth rate, if any, or the ultimate size of these markets, or our penetration of these markets. The growth of the market for our products and services depends on a number of factors such as the cost, performance and reliability of our products and services compared to the products and services of our competitors, customer perception of the benefits of our products and solutions, public perception of the intrusiveness of these solutions and the manner in which organizations use the information collected, customer satisfaction with our products and services and marketing efforts and publicity for our products and services. Our products and services may not adequately address market requirements and may not gain wide market acceptance. If our solutions or our products and services do not gain wide market acceptance, our business and our financial results will suffer.

We depend upon key personnel and need additional personnel.

On March 23, 2023, Rhoniel A. Daguro was appointed as our Chief Executive Officer. Our success depends on the continued services of Mr. Daguro and of certain other members of the current management team. Our executive team is incentivized in part by stock compensation grants that align the interests of investors with the executive team and certain executives have employment retention agreements. The loss of key management, engineering employees or third-party contractors could have a material and adverse effect on our business operations. Additionally, the success of our operations will largely depend upon our ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for our company. If we are successful in attracting and retaining such individuals, it is likely that our payroll costs and related expenses will increase significantly and that there will be additional dilution to existing stockholders as a result of equity incentives that may need to be issued to such management personnel. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement, and manage personnel required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations.

Government regulation, specifically that relating to data privacy protection could negatively impact the business.

We do not have or require any approval from government authorities or agencies in order to operate our regular business and operations. However, data protection legislation in various countries in which the Company or its customers do business may require it to register its databases with governmental authorities in those countries and to comply with additional disclosure and consent requirements with regard to the collection, storage and use of personal information of individuals in those countries. To the extent that our contracts are with Governmental or regulated entities, the relevant government authorities will need to approve us as a supplier and the terms of those contracts. However, it is possible that any proposed expansion to our business and operations in the future would require government approvals. Due to the security applications and biometric technology associated with our products and platforms the activities and operations of our company are or could become subject to license restrictions and other regulations, such as (without limitation) export controls and other security regulation by government agencies. As indicated in, “We are exposed to risks in operating in foreign markets”below, the imposition of sanctions on particular countries, entities or individuals would prevent us from doing business with such countries, entities or individuals. If our existing and proposed products become subject to licensing, export control and other regulations, we may incur increased costs necessary to comply with existing and newly adopted or amended laws and regulations or penalties for any failure to comply. Our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations (and amendments thereto) relating to our business or industry.

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

Jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. For example, the EU AI Act was adopted in 2024 and will be implemented in phases through 2030, and other jurisdictions are considering similarly focused legislation. These regulations and the evolving AI regulatory environment may, among other impacts, result in inconsistencies among AI regulations and frameworks across jurisdictions, increase our compliance, governance and research and development costs, increase our exposure to claims related to our AI models and increase liability related to the use of AI by our customers or users that are beyond our control. There can be no guarantee that future AI regulations, or customer requirements relating to AI will not adversely impact us or conflict with our approach to AI, including affecting our ability to make our offerings available without costly changes, delaying or halting development of our offerings, requiring us to change our development practices, go to market strategies and indemnity protections and subjecting us to additional compliance requirements, regulatory action, competitive harm, reputational harm and legal liability. To the extent we rely on third-party AI technologies in our products, services and solutions, we will face risks inherent in how those technologies and their AI models have been developed and deployed.

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

Furthermore, governmental programs can experience delays or cancellation of funding and suspension of appropriations has occurred, for example the partial United States government shutdown in October - November 2025 and current congressional uncertainty over the debt ceiling which could lead to a further shutdown, which can be unpredictable; this may make it difficult to forecast our revenues on a quarter-by-quarter basis.

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

We depend upon a small number of large sales with contractual commitments ranging from $500,000 to $2,000,000, which take longer to close and may result in a concentration of business and unpredictable quarterly revenue.

We derive a substantial portion of our revenues from a small number of sales with large contractual commitments ranging from $500,000 to $2,000,000. We have changed the product set of the business and have developed a new range of SaaS based products and solutions, which are in a lower price range and intended to generate recurring revenue from a large number of customers. We have at the same time changed our marketing focus to target major enterprises, which involve a longer sales cycle but if we are successful in securing contracts with multi-million dollar contractual commitments with such enterprises, we believe that such contracts will generate substantial, sustainable revenue growth. At the same time, we are also focusing our efforts in expanding our channel partner relationships, in the expectation that these will bring additional sales that will be quicker and easier to close. We are still endeavoring to enter into multi-year contracts for our new products with minimum commitments ranging in price and we may, or may not, be successful in achieving such sales. If we are successful in securing the major contractual commitments that we are targeting, that may result in concentration of our business amongst a small number of customers, the loss of any one of which could have significant adverse effects on our revenue and financial situation. Additionally, the longer sales and implementation cycle of major enterprises may delay the recognition of revenue and adversely affect our results of operations in the meantime. Some of our large contractual commitments are from enterprises, which are at an early stage of business development and the ramp in their business and processing volumes may be unpredictable. Accordingly, our quarterly results are difficult to predict because we cannot predict in which quarter, if any, substantial sales (whether measured in commitment volumes, or number of contracts) will occur in a given year, nor when (if at all), or at what rate the ramp in sales of new products will occur. As a result, we believe that quarter-to-quarter comparisons of our sales are not a good indication of our future performance. In some future quarters, our sales may be below the expectations of securities analysts and investors, in which case the market price of our Common Stock may decrease significantly.

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

In the past we have closed acquisitions of various companies. We may also pursue select acquisitions in the future. The success of our future growth strategy will depend on our ability to integrate our existing operations, together with any future acquisition of which none are planned at this date. Integrating the operations of our existing business with any future acquisitions, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our shares may decline as a result. Realizing the benefits of any future acquisition will depend in part on the integration of intellectual property, products, operations, personnel and sales force and the completion of assignments of current and past contracts and rights. These integration activities are complex and time-consuming, and we may encounter unexpected difficulties or incur unexpected costs. We may not successfully integrate our existing and acquired operations, and may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks, we could face numerous other risks, including, but not limited to, the following:

●	diversion of our management’s attention from normal daily operations of our business;

●	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

●	dilution to stockholders resulting from any acquisitions, which are paid for with Company securities, or funded by equity capital raises;

●	increased costs related to acquired operations and continuing support and development of acquired products;

●	our responsibility for the liabilities of the businesses we acquire;

●	changes in how we are required to account for our acquisitions under accounting principles generally accepted in U.S.;

●	our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and

●	potential loss of key employees of the companies we acquire.

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

Our officers and directors and the holders of at least 5% of the outstanding shares of the Company currently beneficially own approximately 10% of our outstanding Common Stock, and 15% on a fully diluted basis assuming the exercise of both vested and unvested options and warrants. As such, they have a significant influence over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Common Stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three-year period ended December 31, 2025, the closing price of our common stock ranged from $0.86 to $11.95. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

Risk Management and Strategy

Our policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats are based on frameworks established by the International Organization for Standardization, specifically ISO/IEC 27001:2013 and other applicable industry standards. We have established comprehensive Information Security Management Systems (“ISMS”) policies, which are independently reviewed and audited annually for conformity and effectiveness under ISO/IEC 27001. In 2025, we also undertook an independent audit report on our System and Organization Controls 2 (“SOC2 Type 2”). Our cybersecurity program in particular focuses on the following key areas:

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

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external independent auditors. These assessments include a variety of activities including information security assessments, audits and independent reviews of our ISMS, control environment and operating effectiveness. For example, in 2024 and 2025, we conducted independent audits to assess our ISMS against the ISO/IEC 27001:2022 standard and received certification of compliance with the standard, as well as an independent audit under SOC2 Type 2. We also undertake regular penetration testing of our systems. The results of significant assessments are reported to management and the Board. Cybersecurity processes are adjusted based on the information provided from these assessments. We have also obtained industry certifications and attestations that demonstrate our dedication to protecting the data our customers entrust to us.

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

Our CTO has served in various roles in information technology and information security for over 35 years, which have covered operations management experience in Government Security, Identity Access Management and SaaS solutions industries. Our SVP-Engineering has over 25 years of experience in software development and engineering. Our Data Engineering and Security Director has over 10 years experience in information technology, with a focus on data engineering and information security. Our General Counsel has over 12 years of experience managing risks, including risks arising from cybersecurity threats, at several publicly-traded technology companies.

Item 2. Properties

The Company’s Headquarters is now located 1580 North Logan Street, Suite 660, Unit 51767, Denver, CO 80203. This is a virtual office address, we do not have any physical offices and all employees work remotely.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The high and low per share closing sales prices of the Company’s stock on the Nasdaq Market (ticker symbol AUID) for each quarter for the years ended December 31, 2025 and 2024 were as follows:

Quarter Ended	High	Low
March 31, 2024	$11.95	$7.01
June 30, 2024	$11.79	$7.16
September 30, 2024	$10.79	$6.29
December 31, 2024	$8.12	$5.21
March 31, 2025	$7.38	$4.38
June 30, 2025	$8.66	$4.40
September 30, 2025	$5.42	$2.47
December 31, 2025	$2.99	$0.86

Holders of our Common Stock

As of March 6, 2026, there were approximately 128 stockholders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form. The stock transfer agent for our securities is Computershare Shareholder Services, PO Box 505000, Louisville, Kentucky 40233.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2025

Plan	Number of Securities to be issued upon exercise of outstanding options, awards and rights	Weighted average exercise price of outstanding options, awards and rights	Number of securities remaining available for issuance under equity compensation plans (excluding) securities reflected in first column)
Equity compensation plans approved by security holders - 2017 Incentive Stock Plan	188,745	49.63	-

Equity compensation plans approved by security holders - 2021 Equity Incentive Plan	705,114	6.64	-

Equity compensation plans approved by security holders - 2024 Equity Incentive Plan	951,716	5.16	193,147

Equity compensation plans not approved by security holders	546,102	16.22	-

The Company has adopted the authID Inc. 2017 Incentive Stock Plan, 2021 Equity Incentive Plan, and 2024 Equity Incentive Plan. The Company has no other equity incentive plans in effect as of December 31, 2025.

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

The 2017 Incentive Plan initially authorized Awards over 604,167 shares of common stock and at the Annual Meeting of Stockholders held on March 22, 2021, the stockholders approved and ratified an increase of 312,500 shares allocated to the 2017 Incentive Plan. No further awards may be made under the 2017 Incentive Plan. The 2021 Plan initially authorized Awards over 156,250 shares as well as (a) the balance of the shares which were not allocated to awards under the 2017 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. At the Annual Meeting of Stockholders held on June 26, 2023, the stockholders approved and ratified an increase of 362,500 shares to the 2021 Plan. No further awards may be made under the 2021 Incentive Plan. The 2024 Plan initially authorized 395,000 shares as well as (a) the balance of the shares which were not allocated to awards under the 2021 Incentive Plan and (b) any shares which are forfeited or cancelled under awards that lapse or expire under the prior plans. At the Annual Meeting of Stockholders held on June 26, 2025, the stockholders approved and ratified an increase of 295,000 shares to the 2024 Plan. All plans are administered by the Compensation Committee.

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

In addition, the Compensation Committee has from time to time approved the grant of options to purchase shares of common stock by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4). During 2025 the Company granted 30,000 such options. The options so granted are Non-ISOs and the terms of the Inducement Grants are contained in an agreement between the participant and the Company which are consistent with the Awards issued under the 2021 and 2024 Plans.

The Company filed a Registration Statement on Form S-8 on November 12, 2021, with respect to the 2017 Incentive Plan and all outstanding Awards set forth in the above table. The Company filed further Registration Statements on Form S-8 on February 1, 2022 and April 25, 2025 with respect to the 2021 Plan and 2024 Plan, respectively.

Unregistered Sales of Equity Securities

Engagement Agreements

On June 12, 2024, the Company entered into an engagement agreement (the “Madison Engagement Agreement”) with Madison Global Partners, LLC (“Madison”), pursuant to which Madison agreed to serve as non-exclusive placement agent for the issuance and sale in a public offering of an aggregate of 1,464,965 shares (the “June Registered Shares”). The Company paid Madison cash fees and issued stock purchase warrants (the “June Madison Warrants”) to purchase up to 102,547 shares of common stock of the Company with a term of 5 years at an exercise price of $7.50 per share, which equal to 7.0% of the aggregate number of June Registered Shares placed in the offering.

On March 12, 2025, the Company entered into a further engagement agreement (the “March Madison Engagement Agreement”) with Madison which was amended as of March 26, 2025. Pursuant to the amended March Madison Engagement Agreement, Madison agreed to serve as co-placement agent for the issuance and sale in a public offering of an aggregate of 666,666 shares (the “April Madison Registered Shares”) and an aggregate of 694,444 shares and 450,000 pre-funded warrants from Dominari Securities LLC (the “April Dominari Registered Shares”). The Company paid Madison cash fees and issued stock purchase warrants (the “April Madison Warrants”) to purchase up to 80,999 shares of common stock of the Company with a term of 5 years at an exercise price of $4.50 per share, which equal 7.0% of the aggregate number of April Madison Registered Shares placed in the offering to Madison investors and 3.0% of the aggregate number of April Dominari Registered Shares placed in the offering to Dominari investors.

On March 25, 2025, the Company entered into an engagement agreement (the “Dominari Engagement Agreement”) with Dominari Securities LLC (“Dominari”), pursuant to which Dominari agreed to serve as exclusive placement agent for the issuance and sale in a public offering of an aggregate of 694,444 shares and 450,000 pre-funded warrants (the “April Dominari Registered Shares”). The Company paid Dominari cash fees and issued stock purchase warrants (the “April Dominari Warrants”) to purchase up to 91,556 shares of common stock of the Company with a term of 5 years at an exercise price of $4.50 per share, which equal 8.0% of the aggregate number of April Dominari Registered Shares placed in the offering.

On May 7, 2025, Madison agreed to serve as co-placement agent for the issuance and sale in a public offering of an aggregate of 89,285 shares (the “May Madison Registered Shares”) and an aggregate of 283,775 shares from Dominari (the “May Dominari Registered Shares”). The Company paid Madison cash fees and issued stock purchase warrants (the “May Madison Warrants”) to purchase up to 14,762 shares of common stock of the Company with a term of 5 years at an exercise price of $5.60 per share, which equal 7.0% of the aggregate number of May Madison Registered Shares placed in the offering to Madison investors and 3.0% of the aggregate number of May Dominari Registered Shares placed in the offering to Dominari investors.

On May 7, 2025, Dominari also served as exclusive placement agent for the issuance and sale in a public offering of an aggregate of 283,775 shares (the “May Dominari Registered Shares”). The Company paid Dominari cash fees and issued stock purchase warrants (the “May Dominari Warrants”) to purchase up to 22,702 shares of common stock of the Company with a term of 5 years at an exercise price of $5.60 per share, which equal 8.0% of the aggregate number of May Dominari Registered Shares placed in the offering.

On November 20, 2025, the Company entered into a further engagement agreement (the “November Madison Engagement Agreement”) with Madison, pursuant to which Madison agreed to serve as co-placement agent for the issuance and sale in a public offering of an aggregate of 284,757 shares (the “November Madison Registered Shares”) and an aggregate of 1,341,684 shares and 1,062,306 pre-funded warrants from Dominari (the “November Dominari Registered Shares”). The Company paid Madison cash fees and issued stock purchase warrants (the “November Madison Warrants”) to purchase up to 92,051 shares of common stock of the Company with a term of 5 years at an exercise price of $1.35 per share, which equal 7.0% of the aggregate number of November Madison Registered Shares placed in the offering to Madison investors and 3.0% of the aggregate number of November Dominari Registered Shares placed in the offering to Dominari investors. The Company also issued stock purchase warrants (the “November Strategic Advisor Madison Warrants”) to purchase up to 250,000 shares of common stock of the Company with a term of 5 years at an exercise price of $1.62.

On November 24, 2025, Dominari also served as exclusive placement agent for the issuance and sale in a public offering of an aggregate of 1,341,684 shares and 1,062,306 pre-funded warrants (the “November Dominari Registered Shares”). The Company paid Dominari cash fees and issued stock purchase warrants (the “November Dominari Warrants”) to purchase up to 192,319 shares of common stock of the Company with a term of 5 years at an exercise price of $1.35 per share, which equal 8.0% of the aggregate number of November Dominari Registered Shares placed in the offering.

Director & Executive Officer Stock Option Grants

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

On June 4, 2025, the Company made grants of options to Mr. Edward Sellitto to acquire 45,000 shares of common stock, to Mr. Thomas Szoke to acquire 33,000 shares of common stock, to Mr. Rhoniel Daguro to acquire 10,000 shares of common stock and to Mr. Erick Soto to acquire 1,000 shares of common stock. All grants were made at the exercise price of $5.35 and are exercisable for a period of ten years, vesting over a period of twelve months.

On September 4, 2025, the Company made a grant of options to each of Messrs. Mehta, Jisser, Koehneman, Garchik, Venkataraman, Shevelyov, Menghani and to Ms. White to acquire 38,024 shares each of common stock. Each such option is at the exercise price of $3.90 per share, exercisable for a period of ten years, vesting over a period of twelve months.

On September 4, 2025, the Company made a grant of options to each of Messrs. Garchik, Venkataraman, Shevelyov, Menghani to acquire 12,500 shares of common stock at the exercise price of $3.90 and exercisable for a period of ten years, vesting over a period of three years.

Other Stock Option Grants

In addition, the Company issued options by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4).

During the year ended December 31, 2024, the Company granted a total of 200,000 such options to certain new employees at exercise prices ranging from $5.99 per share to $9.61 per share.

During the year ended December 31, 2025, the Company granted a total of 30,000 such options to a new employee at an exercise price of $5.89 per share.

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

Overview

authID ensures enterprises “Know Who’s Behind the Device”TM for every customer or employee login and transaction, through its easy-to-integrate, patented, biometric identity platform. authID powers biometric identity proofing, biometric authentication, and account recovery with a fast, accurate, user-friendly experience. With our PrivacyKey™ solution, authID provides a highly accurate biometric authentication, while storing no biometric data. authID stops fraud at onboarding, blocks deepfakes, prevents account takeover, and eliminates password risks and costs, through the faster, frictionless, and most accurate user identity experience demanded by today’s digital ecosystem.

Our Platform

Our cloud-based platform was developed with internally developed software as well as acquired and licensed technology and provides the following core services:

●	Biometric Identity Verification – ProofTM

●	Biometric Identity Authentication – VerifiedTM

●	PrivacyKeyTM Privacy Preserving Biometrics

●	Account / Access Recovery

●	Identity Exchange (IDX) Platform

●	authID Mandate Agentic AI Security

Biometric Identity Verification - Proof

Biometric identity verification establishes the trusted identity of a user based on a variety of ground truth sources, including government-issued identity documents such as national IDs, driver’s licenses and passports or electronic machine-readable travel documents (or eMRTDs). Our VerifiedTM platform detects presentation attack and spoofing threats, evaluates the authenticity of security features present on a government-issued identity document, and biometrically matches the reference picture of the document with a live user’s selfie (a photograph that the user has taken of themselves). Usually occurring at account opening or onboarding, identity verification ensures that the enterprise knows that the person interacting with the enterprise is who they say they are, in real time. authID’s ProofTM identity verification product eliminates the need for costly and less accurate face-to-face, in-person ID checks and instead provides a verified identity in seconds. Additionally, authID’s PrivacyKeyTM technology enables customers to perform biometric verification through the use of Public/Private Keys that is performed without storing any biometric data, which ensures individual data privacy. In a digital, online world of increasing fraud and security threats, Proof speeds up onboarding and offers our customers confidence in the identities of consumers, employees or third-party vendors.

Biometric Identity Authentication - Verified

Biometric identity authentication provides any organization with a secure, convenient solution to validate that an individual is the verified account owner for various purposes including passwordless login and performing specific transactions, or functions. The authID Verified product allows users to confirm their identity with their facial biometric by simply taking a selfie on a mobile phone or device of their choosing (as opposed to dedicated hardware). The solution includes a patented audit trail created for each transaction, containing the digitally signed transaction details, with proof of identity authentication and consent. Verified allows users to recover, via a facial biometric, account access that is lost or blocked due to expired credentials, lockouts, lost or stolen devices, or compromised accounts. Because the account owner’s root of trust is established in the cloud, recovery is independent of any device or hardware. In this way, account recovery is instant, portable, and does not require the presence of or access to a previously provisioned device in order to secure access from a different device.

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

Identity Exchange (IDXTM) Platform

authID’s Identity Exchange (IDX) is a next-generation platform purpose-built to allow authorized personnel to create or claim a central credential that can be leveraged across multiple subsidiaries of a large enterprise, simplifying and securing the management of workforce identities across distributed workforces that include employees, contractors, vendors, and other third parties. IDX modernizes identity management with centrally-managed, biometric-bound, passwordless, interoperable and reusable credentials that stop phishing attacks, ensuring only verified users can access sensitive systems and data. IDX is the first enterprise platform built on the Accountable Digital Identity Association (ADI Association) specification, ensuring it is aligned with global interoperability and data sovereignty standards as well as privacy regulations.

authID Mandate- Agentic AI Security Framework

authID Mandate is a framework for biometrically binding human sponsors to the AI agents they launched, ensuring that agentic activity is governed by the user’s own scope, while also providing an immutable audit trail of that sponsorship. This provides a level of governance far beyond machine IDs or vulnerable tokens that are otherwise the basis for most agentic deployment of auditability.

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

As of December 31, 2025, the Company had an accumulated deficit of approximately $191.7 million. For the year ended December 31, 2025, the Company earned net revenue of approximately $2.0 million, used $15.0 million to fund its operations, and incurred a net loss from operations of approximately $17.9 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April, May and November 2025, the Company raised a total of approximately $11.4 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

There is no assurance that the Company will ever be profitable. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow positive) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of these consolidated financial statements were issued.

Subsequent Events

Management of the Company has performed a review of all events and transactions occurring after the condensed consolidated balance sheet date and determined there were no events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Related Party Transactions

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $70,000 per month. On September 26, 2025, the Company signed another amendment with TPG to reduce the monthly fees to $42,000. The amendment is effective October 1, 2025. On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to certain of the Company’s filings with the SEC and are incorporated by reference herein (See “Exhibits”).

On June 27, 2024, Stephen Garchik, a holder of 10% of the outstanding shares, purchased 150,000 shares of the Company’s common stock at a price of $1,125,000. The purchase price of the shares issued in this transaction was the same as the purchase price paid by all other investors in the same round and represented a 24% discount to the Nasdaq Official Closing Price in effect on the date of the transaction.

On June 26, 2025 Mr Garchik was elected as a Director of the Company. On November 24, 2025, Mr. Garchik, purchased 126,609 shares of the Company’s common stock at a price of $216,500. The purchase price of the shares issued in this transaction was equal to the Nasdaq Consolidated Closing Bid Price in effect on the date of the transaction.

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhoniel Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the year ended December 31, 2025, Dale Daguro earned approximately $283,000 in base salary and sales commission.

As further described in Item 13 “Certain Relationships and Related Transactions and Director Independence” and in Note 6 “Related Party Transactions” to the Consolidated Financial Statements, the Company has entered into various equity investments and employment agreements with Directors and Officers of the Company.

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require pre-payment or milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The Company accounts for price concessions as reductions to the transaction price under ASC 606. Price concessions represent implied or estimated future reductions in consideration that the Company expects to grant, based on known facts and circumstances, including customer usage patterns and strategic considerations. These concessions are treated as variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. For the years-ended December 31, 2025 and 2024 the Company granted approximately $0.9 million and $0 in concessions respectively.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense and debt discount and debt issuance costs amortization expense, (2) interest income, (3) provision for income taxes, (4) Amortization, (5) stock-based compensation expense and certain other items management believes affect the comparability of operating results.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Although amortization are non-cash charges, the assets being amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to our GAAP results.

	For the Year Ended
	December 31,
	2025	2024
Net Loss	$(17,932,880)	$(14,277,994)

Addback:

Interest expense	15,494	48,930
Other expense (income)	(263,134)	(455,227)
Severance cost	-	14,251
Amortization	88,428	179,075
Stock compensation	3,700,275	2,612,164

Adjusted EBITDA Loss from operations (Non-GAAP)	$(14,364,817)	$(11,878,801)

The increase in Adjusted EBITDA Loss From Operations in 2025 compared to 2024 can be attributed to several factors. The Company invested significantly in research and development, and people as well as incurred credit loss expense related to certain customer contracts resulting in an increase in its overall operating expenses.

Results of Operations and Financial Condition for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Revenues, net

During the year ended December 31, 2025, the Company’s net revenues were approximately $2.0 million compared to approximately $0.9 million for the year ended December 31, 2024. Revenue increased as we acquired and went live with new customers.

During the year ended December 31, 2025, the Company recorded approximately $0.9 million in estimated concessions related to two customer contracts, one of which included an annual minimum usage fee payable on December 31, 2025. The customers’ usage declined unexpectedly and remained significantly below the minimum commitment, despite consistent communication from the customers that their usage would increase. Given the strategic importance of these customers to the Company, as well as management’s expectations regarding their future usage growth and ongoing new business development opportunities, the Company elected to provide concessions on the annual minimum fees and unpaid balances in order to preserve and strengthen the customer relationships.

General and administrative expenses

During the year ended December 31, 2025, general and administrative expenses increased by approximately $3.3 million compared to the year ended December 31, 2024. The increase was driven by increases in employee related expenses, shares issued to management advisors, as well as credit loss expense related to certain customer contracts of approximately $0.8 million

Research and development expenses

During the year ended December 31, 2025, research and development expenses increased by approximately $1.4 million compared to the year ended December 31, 2024. The increase was due to continued investment in employees and contractors to deliver required product capabilities and performance for existing customers and sales prospects.

Amortization expense

During the year ended December 31, 2025, Amortization decreased by approximately $0.1 million compared to the year ended December 31, 2024, as the Company’s assets remaining useful life decreases.

Interest expense

Interest expense includes interest expense, debt issuance and discount amortization expense. Interest expense remained flat during the years ended December 31, 2025 and December 31, 2024.

 Interest income

Interest income comprises bank interest earned on the Company’s cash balances. Interest income decreased during the year ended December 31, 2025, by approximately $0.2 million compared to the year ended December 31, 2024.

Macro-Economic Conditions

The global economy has been undergoing a period of political and economic uncertainty and stock markets are experiencing high levels of volatility, and it is difficult to predict how long this uncertainty and volatility will continue. The frequent and sudden changes in international trade negotiations and tariffs, continuing wars in Ukraine and the Middle East, inflationary pressures, and rising energy prices have impacted the United States and other major economies and have created uncertainty in the markets. As a result, many businesses, especially in the technology sector, have made significant reductions in expenditure, including reductions in force and investment freezes. Our sales and results are also impacted by the changes in levels of spending on identity verification, management and security methods, and thus, negative trends in the global economy and other factors which negatively impact such spending may negatively impact the growth of our revenue from those products.

Liquidity and Capital Resources

As of December 31, 2025, current assets were $5.7 million and current liabilities outstanding amounted to $1.4 million which resulted in net working capital of $4.3 million.

Net cash used by operating activities was $14.7 million for the year ended December 31, 2025 compared to $11.6 million in 2024. Cash used in operations for 2025 and 2024 was primarily the result of funding the business operations as the Company invested in people and product.

Net cash used in investing activities in 2025 and 2024 was approximately $0.0 million and $0.1 million for the payment of patent fees and purchases of intangible assets.

Net cash provided by financing activities for 2025 and 2024 consisted of approximately $11.2 million and $10.0 million in proceeds from the sale of common stock, net of offering costs.

In 2026, the Company will continue to be opportunistic and judicious in raising additional funds to support its operations and investments as it creates a sustainable organization. There is no guarantee that such financing will be available, or if available that it will be on acceptable terms.

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

Description of Indebtedness

As of December 31, 2025, the Company has fully repaid all Senior Secured Convertible Notes outstanding and discharged the security interests.

See Note 5 of the Consolidated Financial Statements for additional information associated with the convertible notes payable.

Equity Financing

See Note 7 of the Consolidated Financial Statements for additional information associated with equity financing in 2025 and 2024.

2025 Common Stock Transactions

●	On April 1, 2025, pursuant to a securities purchase agreement with accredited investors (the “April Purchase Agreement”), the Company agreed to issue and sell, in a registered offering (the “April Offering”) an aggregate of 1,811,120 shares of common stock and pre-funded warrants at a per share price of $4.50.

●	On May 7, 2025, pursuant to a securities purchase agreement with accredited investors (the “May Purchase Agreement”), the Company agreed to issue and sell, in a registered offering (the “May Offering”) an aggregate of 373,060 shares of common stock at a per share price of $5.60.

●	On November 24, 2025, pursuant to a securities purchase agreement with accredited investors (the “November Purchase Agreement”), the Company agreed to issue and sell, in a registered offering (the “November Offering”) an aggregate of 2,688,747 shares of common stock and pre-funded warrants at a per share price of $1.35 (or $1.71 if the purchaser is a director of the Company). The purchasers under the November Purchase Agreement included Stephen J. Garchik.

2024 Common Stock Transactions

●	On June 27, 2024, the Company entered into a securities purchase agreement with accredited investors (the “June Purchase Agreement”), pursuant to which the Company agreed to issue and sell, in a registered offering (the “June Offering”) an aggregate of 1,464,965 shares of the Company’s common stock at a per share price of $7.50 (or $8.61 if the purchaser is a director of the Company). The purchasers under the June Purchase Agreement included Stephen J. Garchik and one director of the Company.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Contractual Obligations

As of December 31, 2025, the Company had no outstanding long-term contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of our independent registered public accounting firm (PCAOB ID 00677), are set forth on pages F-1 through F-26 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment using the above criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered accounting firm in accordance with SEC rules.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance;

The current Directors and Officers of the Company are as follows:

Name	Age	Position (s) and Offices Held
Rhoniel A. Daguro (2)	51	Director and Chief Executive Officer

Edward C. Sellitto	41	Chief Financial Officer

Thomas R. Szoke	61	Chief Technology Officer

Erick Soto	38	Chief Product Officer

Stephen J. Garchik	71	Director

Ken Jisser	48	Director

Michael L. Koehneman*(1)(2)	65	Director

Kunal Mehta (3)	57	Director

Ram Menghani	64	Director

Nicholas Shevelyov	53	Director

Shrikrishna Venkataraman(1)(3)	49	Director

Jacqueline L. White*(1)(3)	61	Director

*	denotes Committee Chair

(1)	Audit Committee

(2)	Governance Committee

(3)	Compensation Committee

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

Thomas R. Szoke

Mr. Szoke is a co-founder of authID and has over 35 years of executive management, solutions engineering, and operations management experience in Government Security, Identity Access Management and SaaS solutions industries. He rejoined the Company on March 9, 2023 and in April 2023 became the Company’s Chief Technology Officer and was a director from March 2023 until June 2025. Mr. Szoke previously served as a Director and the Company’s Chief Solutions Architect and has held several other executive positions since its inception, from 2013 through 2021. He has also expanded the Company’s market presence and product portfolio through technological innovation and global strategic partnerships. Mr. Szoke has been issued several US and international patents focused on identity solutions and has pioneered the concept and development of different product lines for the Company including its Multi-Factor Out-of-Band Identity and Transaction Authentication Platform. From 2021 to 2023, he was an independent consultant for the Company and others.

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

Stephen J. Garchik

Mr. Garchik has been associated with the Company for approximately 10 years as a major investor and supporter and now holder of 10% of the outstanding common stock. Mr. Garchik has since 1997 been President of SJM Partners, a real estate development, design and construction, leasing and management company. SJM Partners owns over 40 retail, commercial and residential properties. Mr. Garchik serves on the board of several non-profit institutions. He holds a Bachelor of Science and M.B.A. degree from the Wharton School at the University of Pennsylvania.

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

Michael L. Koehneman

Mr. Koehneman joined our company as a Director on June 9, 2021. Mr. Koehneman previously held various positions at PricewaterhouseCoopers LLP, a global accounting firm, through 2020, including the Global Advisory Chief Operating Officer and Human Capital Leader from 2016 through 2019, the U.S. Advisory Operations Leader from 2005 through 2016 responsible for the oversight of Advisory services for PwC, including business unit performance, finance, investments, human resources, acquisitions, and administration, and the Lead Engagement Partner for Financial Statement Audits and Internal Control and Security Reviews from 1993 through 2004 for several public and private company audits. Since 2020 he has also served as a director and member of the Audit Committee of Aspen Group, Inc.

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

Ram Menghani

Mr. Menghani has been President of NEC Enterprise Communication Technologies, Inc. since 2020, having joined NEC Corporation of America in 2001, serving in various roles in product management and development. He has over 30 years of global leadership experience in unified communications, product innovation, and digital transformation.

Mr. Menghani’s track record includes forging partnerships with major tech players like Microsoft and Oracle, modernizing legacy systems into cloud-based models, and guiding startups to successful exits.

Nicholas Shevelyov

Mr. Shevelyov is a cybersecurity executive with 30 years of experience who served as Chief Security and Privacy Officer and later as Chief Information Officer at Silicon Valley Bank from 2007 to 2021. He led key initiatives in cybersecurity strategy, cloud transformation, and modern software delivery there. Nick Shevelyov was an early design partner to industry leaders like Palo Alto Networks, Zscaler, and FireEye. In 2021, he published “Cyber War…and Peace” and founded and serves as CEO of vCSO.ai, a cybersecurity advisory firm supporting organizations such as Group 42, the Audubon Society, and multiple cybersecurity product companies. Nick also serves on the Bay Area CSO Council and Cofense boards. Mr. Shevelyov has a Bachelor’s degree in Economics from San Francisco State University and an MBA from University of San Francisco School of Management.

Shrikrishna Venkataraman

Krish Venkataraman is a seasoned technology and Wall Street executive with a strong track record of leading IPOs, strategic sales, and large-scale corporate transformations. Krish represents a new generation of multi-disciplinary executives, having served in roles including President, CFO, COO, CAO, and public/private board member. Beyond traditional finance responsibilities — treasury, controllership, M&A, and investor relations — he has led sales, HR, IT, legal, and operations teams with a strong focus on IT and cybersecurity governance. Mr. Venkataraman served as President of Daitaku a leading AI firm, from 2023 to April 2025. Prior to that from 2022 to 2023 he was the Chief Financial Officer of Socure Inc. Mr. Venkataraman served as Co-President and Chief Financial Officer of KnowBe4 Inc (Formerly Nasdaq: KNBE) a global security platform offering human risk management, from 2018 to 2022 and for a subsequent year as a Board member. Earlier in his career, he held leadership roles at Dealogic Lehman Brothers, NYSE Euronext, American Express, and Deloitte Consulting. Krish holds a B.S. from Carnegie Mellon University and an MBA from Cornell University’s Johnson Graduate School of Management.

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

Board & Committees

Board meetings during calendar year ended 2025

During 2025, the Board of Directors held eleven meetings as well as committee meetings, as outlined below. Each director attended all of the meetings of the Board and all of the meetings held by all committees on which such director served, except that three directors each missed one Board meeting which they were not able to attend. The Board and the Pricing Committees that were formed for the purposes of approval of the funding transactions in April, and May 2025 also approved certain actions by unanimous written consent.

Committees established by the Board

The Board of Directors has standing Audit, Compensation, and Governance Committees. Information concerning the function of each Board committee follows.

Audit Committee

The Audit Committee is responsible for overseeing management’s implementation of effective internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and evaluating and selecting the independent public accountants. The Audit Committee has adopted an Audit Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. The Board has designated the Chair of the Committee as the “audit committee financial expert” as defined by the SEC. During 2025, the Audit Committee held six meetings. The Committee also approved certain actions by unanimous written consent.

Compensation Committee

The Compensation Committee determines matters pertaining to the compensation of our named executive officers and administers our stock option and incentive compensation plans. The Compensation Committee has adopted a Compensation Committee Charter which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2025, the Compensation Committee held one meeting and also approved certain actions by unanimous written consent.

Governance Committee

The Governance Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance policies, recommending compensation for the Board and for all other purposes outlined in the Governance Committee Charter, which is posted on the Corporate Governance page under the tab labeled “Board Committees” on our Investor Relations website at https://investors.authid.ai. During 2025, the Governance Committee held one meeting.

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

Except as set forth below, during the year ended December 31, 2025, there have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that three directors filed Form 3 late.

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

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Title	Year	($)	($)	($)	($)	($)	($)
Rhoniel Daguro	2025	400,000	-	(107,770)	225,000	14,000	531,230
CEO (1)	2024	400,000	-	-	300,000	13,800	713,800

Edward Sellitto	2025	275,000	54,450	190,035	-	13,200	532,685
CFO (2)	2024	275,000	165,000	-	-	9,964	449.964

Erick Soto	2025	325,000	21,450	4,223	-	10,279	360,952
Chief Product Officer (3)	2024	88,750	17,760	571,323	-	1,625	679,458

(1)	Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023 bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $75,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $225,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $225,000, net of $75,000 in 2025 earnings, or a total of $150,000, was repaid in December 2025 by way of a surrender of 71,977 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of Mr. Daguro’s stock options was $1,185,100. Additionally, on June 4, 2025, the Company granted Mr. Daguro options to acquire 10,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $42,230. Mr. Daguro has not exercised or realized a gain on his vested stock options as of the date of this report’s submission. All other compensation is primarily the Company’s 401(k) match.

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

Additionally, Mr. Daguro prior to being appointed as Chief Executive Officer received $2,000 for Director’s Compensation in 2023.

(2)	Mr. Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The accrued expected bonus for the 2025 year is $54,450 and the bonus earned for the 2024 year was $165,000. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The grant date fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause. Additionally, on December 21, 2023, the Company granted Mr. Sellitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $54,803. On June 4, 2025, the Company also granted Mr. Sellitto options to acquire 45,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $190,035. Mr. Sellitto has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match.

(3)	Mr. Erick Soto was hired as Chief Product Officer on September 23, 2024 in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The accrued expected bonus for 2025 is $21,450 and the bonus earned for the 2024 year was pro-rated to $17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. The grant date fair market value of the option grant was $571,323. On June 4, 2025, the Company also granted Mr. Soto options to acquire 1,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $4,223. Mr. Soto has not exercised or realized a gain on his vested stock options as of the date of the submission of this report. All other compensation is primarily the Company’s 401(k) match.

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

The above references to stock option grants should be read with Note 7 of the Notes to Financial Statements – Stockholder’s Equity – Stock Option Issuances.

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

Grant of Plan-Based Awards

During the calendar year ended December 31, 2025, the following grants were made to named executive officers:

●	Company granted Mr. Daguro stock options to acquire 10,000 shares of common stock that vest over a twelve month period. See above for additional disclosure.

●	Company granted Mr. Sellitto stock options to acquire 45,000 shares of common stock that vest over a twelve month period. See above for additional disclosure.

●	The Company granted Mr. Soto stock options to acquire 1,000 shares of common stock that vest over a 12 month period. See above for additional disclosure.

During the calendar year ended December 31, 2024, the following grants were made to named executive officers:

●	The Company granted Mr. Soto stock options to acquire 100,000 shares of common stock that vest over a 3 year period. See above for additional disclosure.

There were no other grants of plan-based awards or common stock options, to other named executive officers during the years ended December 31, 2025, and December 31, 2024.

Outstanding Equity Awards to Executive Officers

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2025.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Executive Officer
Rhoniel Daguro	306,875	-	-	3.18	4/10/33
Rhoniel Daguro	111,148	-	-	5.48	6/28/33
Rhoniel Daguro	5,000	5,000	-	5.35	6/4/35
Edward Sellitto	38,888	11,112	-	8.87	8/15/33
Edward Sellitto	7,000	-	-	9.25	12/21/33
Edward Sellitto	26,250	18,750	-	5.35	6/4/35
Erick Soto	41,666	58,334	-	6.94	11/29/34
Erick Soto	583	417	-	5.35	6/4/35

Option Exercises and Stock Vested Table

There have been no option exercises and restricted stock vesting during the year ended December 31, 2025 by any named executive officers

Compensation of Directors

		Cash	Option
		Compensation	Awards	Total
	Year	($)	($)	($)

Michael Koehneman	2025	10,000	117,000	127,000
Board Member	2024	10,000	113,559	123,559

Jacqueline White	2025	10,000	117,000	127,000
Board Member	2024	10,000	113,559	123,559

Michael Thompson*	2025	6,000	9,750	15,750
Board Member	2024	8,000	113,559	121,559

Ken Jisser	2025	8,000	117,000	125,000
Board Member	2024	8,000	113,559	121,559

Kunal Mehta	2025	8,000	117,000	125,000
Board Member	2024	6,151	200,968	207,119

Stephen J. Garchik**	2025	2,000	155,463	157,463
Board Member	2024	-	-	-

Shrikrishna Venkataraman**	2025	2,000	155,463	157,463
Board Member	2024	-	-	-

Nicholas Shevelyov**	2025	2,000	155,463	157,463
Board Member	2024	-	-	-

Ram Menghani**	2025	2,000	155,463	157,463
Board Member	2024	-	-	-

*	Resigned August 18, 2025.

**	Elected June 26, 2025.

In May 2025, the Board approved that the compensation policy for non-employee directors will continue as previously adopted in August 2024 as follows:

●	That annual cash compensation payable to each non-employee Director of $8,000 (or $10,000 for Committee chairs), paid quarterly; and

●	That with respect to the year awards to be made following the 2025 Annual Meeting, each non-employee director be awarded options to purchase shares of Common Stock (“Shares”) equivalent in value to $117,000 for the current year, to be granted following the Annual Meeting.

Executive Employment Agreements

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $75,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $225,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $225,000, net of $75,000 in 2025 earnings, or a total of $150,000, was repaid in December 2025 with a surrender of 71,977 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100.

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

Mr. Thomas R. Szoke, a director of the Company agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $40,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Szoke has earned a bonus of $40,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $160,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $120,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $160,000, net of $40,000 in 2025 earnings, or a total of $80,000, was repaid in December 2025 with a surrender of 42,154 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

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

Mr. Edward Sellitto was hired as Chief Financial Officer of the Company on July 31, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The accrued expected bonus for the 2025 year is $54,450 and the bonus earned for the 2024 year was $165,000. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. The fair market value of the option grant was $260,500. The employment of Mr. Sellitto will be at will and may be terminated at any time, with or without formal cause.

Mr. Erick Soto was hired as Chief Product Officer on September 23, 2024 in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The accrued expected bonus for 2025 is $21,450 and the bonus earned for the 2024 year was pro-rated to $17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. The grant date fair market value of the option grant was $571,323.

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

Mr. Thomas Thimot, the former Chief Executive Officer resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023. On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which shall be deferred until the earlier of April 1, 2025 and a change of control of the Company. In April 2025, the Company and Mr. Thimot mutually agreed to a settlement payment comprised of $95,000 in cash, $206,000 in common stock and $24,000 in stock options. All such payments to Mr. Thimot were made in April 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be beneficially owned by all persons who own at least 5% of authID’s outstanding common stock, the Company’s directors, the Company’s executive officers, and the directors and executive officers as a group as of March 6, 2026, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name	Position	Number of Shares of Common Stock		Percentage of Common Stock (1)
Officers and Directors
Stephen J. Garchik	Director	1,548,348	(2)	9.6%
Rhoniel A. Daguro	Director, CEO	452,023	(3)	2.7%
Ken Jisser	Director	148,726	(4)	*
Edward Sellitto	CFO	92,666	(5)	*
Thomas R. Szoke	CTO	77,532	(6)	*
Michael L. Koehneman	Director	71,565	(7)	*
Jacqueline L. White	Director	70,065	(8)	*
Erick Soto	CPO	53,223	(9)	*
Kunal Mehta	Director	50,092	(10)	*
Shrikrishna Venkataraman	Director	25,349	(11)	*
Nicholas Shevelyov	Director	25,349	(12)	*
Ram Menghani	Director	25,349	(13)	*
Total Officers and Directors		2,640,289		16.2%

Total Officers, Directors and 5% Stockholders		2,640,289		16.2%

*	Represents less than 1% of the Company’s issued and outstanding shares of common stock.

(1)	Applicable percentage ownership is based on 16,132,487 shares of common stock outstanding as of March 6, 2026. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of the reference date of this table are deemed to be beneficially owned by the person holding such securities for computing the percentage of ownership of such person, but are not treated as outstanding for computing the percentage ownership of any other person. Options or warrants which are not vested, or expected to be vested as of May 6, 2026, are referenced in the footnotes below for the sake of completeness, but are not included in the figures in the above table.

(2)	Includes (i) 1,073,563 shares of common stock held by Mr. Garchik personally, (ii) 170,834 shares of common stock held by the Garchik 2019 Irrevocable Trust (“2019 Trust”) of which Mr. Garchik is a trustee and beneficiary, (iii) 4,367 shares of common stock held by Garchik Universal Limited Partnership, which Mr. Garchik jointly controls with his sister, (iv) 147,627 shares of common stock held by the Marla Garchik 2020 Irrevocable Trust (the “2020 Trust”) of which Mr. Garchik is a beneficiary, (v) a stock option held by Mr. Garchik to acquire 12,500 shares of common stock at an exercise price of $3.90 per share, which vest over a three-year period after each Annual Meeting subject to continued service, and (vi) a stock option held by Mr. Garchik to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 25,349 of the stock options will be vested as of May 6, 2026.

(3)	Includes (i) 24,833 shares of common stock, (ii) a stock option to purchase 306,875 shares of common stock at an exercise price of $3.176 vesting subject to achievement of performance and service conditions, (iii) a stock option to purchase 111,148 shares of common stock at an exercise price of $5.48 vesting subject to achievement of performance and service conditions, and (iv) a stock option to acquire 10,000 shares of common stock at an exercise price of $5.35 per share, which vest over a period of 12 months. A total of 427,190 of the stock options will be vested as of May 6, 2026.

(4)	Includes (i) 92,125 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share which vest over a three-year period after each Annual Meeting subject to continued service, and (iii) a stock option to acquire 3,125 shares of common stock at an exercise price of $5.48 per share, (iv) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, and (v) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 56,601 of the stock options will be vested as of May 6, 2026.

(5)	Includes (i) a stock option to acquire 50,000 shares of common stock at an exercise price of $8.87 vesting subject to achievement of performance and service conditions, (ii) a stock option to acquire 7,000 shares of common stock at an exercise price of $9.25 per share, and (iii) a stock option to acquire 45,000 shares of common stock at an exercise price of $5.35 per share, which vest over a period of 12 months. A total of 92,666 of the stock options will be vested as of May 6, 2026.

(6)	Includes (i) 5,269 shares of common stock, (ii) 12,500 shares of common stock held by Mrs. Szoke, (iii) a stock option to acquire 12,500 shares of common stock at an exercise price of $2.64 per share, (iv) a stock option to acquire 17,013 shares of common stock at an exercise price of $5.48 per share, and (v) a stock option to acquire 33,000 shares of common stock at an exercise price of $5.35 per share, which vest over a period of 12 months. A total of 59,763 of the stock options will be vested as of May 6, 2026.

(7)	Includes (i) 1,471 shares of common stock, (ii) 29 shares of common stock held by Mrs. Koehneman, (iii) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, (iv) a stock option to acquire 1,280 shares of common stock at $121.28 per share, (v) a stock option to acquire 4,371 shares of common stock at $24.24 per share, (vi) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share, (vii) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, and (viii) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 70,065 of the stock options will be vested as of May 6, 2026.

(8)	Includes (i) a stock option to acquire 7,813 shares of common stock at an exercise price of $62.40 per share, (ii) a stock option to acquire 1,280 shares of common stock at $121.28 per share, and (iii) a stock option to acquire 4,371 shares of common stock at $24.24 per share, and (iv) a stock option to acquire 15,625 shares of common stock at an exercise price of $5.48 per share, (v) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, and (vi) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 70,065 of the stock options will be vested as of May 6, 2026.

(9)	Includes (i) 1 share of common stock, (ii) a stock option to acquire 100,000 shares of common stock at an exercise price of $6.94 per share, which vest over a period of 36 months, and (iii) a stock option to acquire 1,000 shares of common stock at an exercise price of $5.35 per share, which vest over a period of 12 months. A total of 53,222 of the stock options will be vested as of May 6, 2026.

(10)	Includes (i) 4,167 shares of common stock, (ii) a stock option to acquire 12,500 shares of common stock at an exercise price of $7.78 per share, which vest over a three-year period after each Annual Meeting subject to continued service, (ii) a stock option to acquire 782 shares of common stock at an exercise price of $7.78 per share, (iii) a stock option to acquire 15,627 shares of common stock at an exercise price of $8.67 per share, and (iv) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 45,925 of the stock options will be vested as of May 6, 2026.

(11)	Includes (i) a stock option to acquire 12,500 shares of common stock at an exercise price of $3.90 per share, which vest over a three-year period after each Annual Meeting subject to continued service, and (ii) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 25,349 of the stock options will be vested as of May 6, 2026.

(12)	Includes (i) a stock option to acquire 12,500 shares of common stock at an exercise price of $3.90 per share, which vest over a three-year period after each Annual Meeting subject to continued service, and (ii) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 25,349 of the stock options will be vested as of May 6, 2026.

(13)	Includes (i) a stock option to acquire 12,500 shares of common stock at an exercise price of $3.90 per share, which vest over a three-year period after each Annual Meeting subject to continued service, and (ii) a stock option to acquire 38,024 shares of common stock at an exercise price of $3.90 per share, which vest over a period of 12 months. A total of 25,349 of the stock options will be vested as of May 6, 2026.

See Item 5 for information pertaining to Securities Authorized for Issuance under Equity Compensation Plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company’s board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review the board has determined that there are seven independent directors, including all the members of the Audit, Compensation and Governance Committees.

Sale of Common Stock

On June 27, 2024, Stephen Garchik, a holder of 10% of the outstanding shares, purchased 150,000 shares of the Company’s common stock at a price of $1,125,000. The purchase price of the shares issued in this transaction was the same as the purchase price paid by all other investors in the same round and represented a 24% discount to the Nasdaq Official Closing Price in effect on the date of the transaction.

Also on June 27, 2024, Michael Thompson, a former Director of the Company purchased 12,254 shares of the Company’s common stock at an aggregate price of $100,000, as part of the Company’s Registered Direct offering.

On November 24, 2025, Stephen Garchik, a Director of the Company purchased 126,609 shares of the Company’s common stock at an aggregate price of $216,500, as part of the Company’s Registered Direct offering.

Director & Executive Compensation

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $75,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $225,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $225,000, net of $75,000 in 2025 earnings, or a total of $150,000, was repaid in December 2025 with a surrender of 71,977 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100. Additionally, on June 4, 2025, the Company granted Mr. Daguro options to acquire 10,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $42,230.

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

Thomas R. Szoke, a former director of the Company, agreed to serve as Chief Technology Officer of the Company on April 12, 2023 in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $40,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Szoke has earned a bonus of $40,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $160,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $120,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $160,000, net of $40,000 in 2025 earnings, or a total of $80,000, was repaid in December 2025 with a surrender of 42,154 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus.

The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. The aggregate grant date fair market value of the option grants was $182,000. On December 21, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 5,000 shares of common stock at the exercise price of $9.25 per share for a period of ten years vesting subject to achievement of performance and service conditions. The aggregate grant date fair market value of the option grants was $39,145. On June 4, 2025, the Company made an additional grant of options to Mr. Szoke to acquire 33,000 shares of common stock at the exercise price of $5.35 per share for a period of ten years vesting subject to achievement of performance and service conditions. The aggregate grant date fair market value of the option grants was $139,359.

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

In March 2023 Mr. Daguro, Mr. Jisser, Mr. Szoke and Mr. Thompson were appointed as additional directors and the size of the Board to fill certain vacancies resulting from the resignation of former directors.

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

On June 26, 2025, Messrs. Stephen Garchik, Ram Menghani, Nicholas Shevelyov and Shrikrishna Venkataraman were elected as directors by the stockholders at the 2025 Annual Meeting. On September 4, 2025, the Company made a grant of options to each of Messrs. Garchik, Venkataraman, Shevelyov, Menghani to acquire 12,500 shares of common stock at the exercise price of $3.90. The shares vest annually in equal amounts over a three-year period commencing in 2026.

On September 4, 2025, the Company made a grant of options to each of Messrs. Mehta, Jisser, Koehneman, Garchik, Venkataraman, Shevelyov, Menghani and to Ms. White to acquire 38,024 shares each of common stock at the exercise price of $3.90 per share, in accordance with the Company’s compensation policy for non-employee directors. Each such option vests over a period of twelve months.

On August 18, 2025, Michael C. Thompson resigned as a director of the Company. On September 4, 2025, the Company made a grant of options to Mr. Thompson to acquire 3,169 shares of common stock at the exercise price of $3.90 per share, exercisable for a period of three years from his date of resignation, vesting immediately to reflect his service as a member of the Board through the date of his resignation. On September 16, 2025, the board of directors of the Company (the “Board”) agreed to vest the unvested portion of an option granted to Mr. Thompson on March 14, 2023, amounting to 4,167 shares. The Board also agreed to extend the expiration Mr. Thompson’s vested options to a period of three years after the date of his resignation.

Mr. Thomas Thimot, a former director and CEO of the Company resigned upon the appointment of Mr. Daguro as Chief Executive Officer on March 23, 2023. On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising, and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company agreed to pay Mr. Thimot $325,000 which was deferred until the earlier of April 1, 2025 and a change of control of the Company. In April 2025, the Company and Mr. Thimot mutually agreed to a settlement payment comprised of $95,000 in cash, $206,000 in common stock and $24,000 in stock options. All such payments to Mr. Thimot were made in April 2025.

Employment Agreements

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhoniel Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the year ended December 31, 2025, Dale Daguro earned approximately $283,000 in base salary and sales commission.

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $70,000 per month. On September 26, 2025, the Company signed another amendment with TPG to reduce the monthly fees to $42,000. The amendment is effective October 1, 2025. On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month. The summary of the agreement entered with TPG is qualified in its entirety by reference to the forms of such agreements, which were filed as exhibits to certain of the Company’s filings with the SEC and are incorporated by reference herein (See “Exhibits”).

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

The total fees billed by Cherry Bekaert, LLP in 2025 aggregated $277,258 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2025. Additionally, the Company paid Cherry Bekaert, LLP $38,908 for services associated with the filing of the Company’s S-3 and Prospectus Supplements.

The total fees billed by Cherry Bekaert, LLP in 2024 aggregated $202,682 which includes fees for the audit of financial statements and review of the quarterly financial statements for 2024. Additionally, the Company paid Cherry Bekaert, LLP $28,455 for services associated with the filing of the Company’s S-1 and Prospectus Supplements.

The Audit Committee by its Charter pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee approved the services rendered for the audit of the financial statements for the year ended December 31, 2025 and December 31, 2024 in addition to the services rendered for the filing of the quarterly financial statements on Form 10-Q in 2025 and 2024.

The following table sets forth the fees billed by Cherry Bekaert, LLP for audit, audit-related, tax and all other services rendered for 2025 and 2024 (in thousands):

	2025	2024
Audit Fees	$238.4	$174.2
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
Other Fees	$38.9	$28.4
Total Fees	$277.3	$202.6

The current policy of the directors, acting via the Audit Committee, is to approve the appointment of the principal auditing firm and any permissible audit-related services. The audit and audit related fees include fees for the annual audit of the financial statements and review of financial statements included in 10K and Q filings.

PART IV

Item 15. Exhibits & Financial Statements Schedules

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (27)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (10)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (10)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (11)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (12)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (12)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (12)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (12)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (14)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (15)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (17)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (17)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (17)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC

10.27 (18)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (19)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (21)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (21)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (21)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (23)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (22)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (22)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (24)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (24)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (24)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (24)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (24)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (24)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (24)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (25)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (25)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46 (26)	Form of Director Appointment Letter
10.47 (27)**	Agreement dated September 26, 2025 between The Pipeline Group, Inc. and authID Inc.
10.48 (28)	Form of Securities Purchase Agreement, dated as of November 21, 2025, between the Company and accredited investors
10.49 (28)	Form of Pre-Funded Warrant dated November 24, 2025
10.50 (28)	Engagement Agreement dated as of November 20, 2025 between the Company and Madison Global Partners, LLC
10.51 (28)	Placement Agency Agreement between the Company and Dominari Securities LLC dated November 21, 2025
10.52 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC
10.53 (28)	Stock Purchase Warrant issued to Dominari Securities LLC
10.54 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated November 20, 2025
14.1 (16)	Code of Ethics
19 (23)	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (16)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (20)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.

(16)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.

(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.

(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.

(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on August 14, 2025

(27)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 12, 2025

(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 24, 2025

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
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)

Dated: March 31, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on March 31, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Rhoniel A. Daguro	Chief Executive Officer
Rhoniel A. Daguro	(Principal Executive Officer)

/s/ Stephen J. Garchik	Director
Stephen J. Garchik

/s/ Ken Jisser	Director
Ken Jisser

/s/ Michael Koehneman	Director
Michael Koehneman

/s/ Kunal Mehta	Director
Kunal Mehta

/s/ Ram Menghani	Director
Ram Menghani

/s/ Ed Sellitto	Chief Financial Officer
Ed Sellitto	(Principal Financial and Accounting Officer)

/s/ Nicholas Shevelyov	Director
Nicholas Shevelyov

/s/ Shrikrishna Venkataraman	Director
Shrikrishna Venkataraman

/s/ Jacqueline White	Director
Jacqueline White

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

authID Inc.

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of authID Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2015.

Tampa, Florida

March 31, 2026

authID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash	$4,608,073	$8,471,561
Accounts receivable	238,800	97,897
Contract assets	9,362	426,859
Deferred contract costs	199,380	617,918
Other current assets	595,692	460,192
Total current assets	5,651,307	10,074,427

Intangible assets, net	147,391	213,718
Goodwill	4,183,232	4,183,232
Total assets	$9,981,930	$14,471,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$876,168	$1,715,410
Commission liability	4,934	459,657
Severance liability	-	325,000
Convertible debt, net	-	240,884
Deferred revenue	477,058	215,237
Total current liabilities	1,358,160	2,956,188

Total liabilities	$1,358,160	$2,956,188

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 and 250,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 16,132,487 and 10,920,909 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,613	1,092
Additional paid in capital	200,353,514	185,312,508
Accumulated deficit	(191,741,409)	(173,808,529)
Accumulated comprehensive income	10,052	10,118
Total stockholders’ equity	8,623,770	11,515,189
Total liabilities and stockholders’ equity	$9,981,930	$14,471,377

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024
Revenues:
Revenues	$2,924,842	886,485
Discounts and concessions	(884,182)	-
Total revenues, net	2,040,660	886,485

Operating Expenses:

General and administrative	12,416,907	9,149,166
Research and development	7,688,845	6,242,535
Amortization	88,428	179,075
Total operating expenses	20,194,180	15,570,776

Loss from operations	(18,153,520)	(14,684,291)

Other Income (Expense):
Interest income	236,134	455,227
Interest expense, net	(15,494)	(48,930)
Other income, net	220,640	406,297

Loss from operations before income taxes	(17,932,880)	(14,277,994)

Income tax expense	-	-

Loss from operations	(17,932,880)	(14,277,994)

Net loss	$(17,932,880)	$(14,277,994)

Net loss Per Share - Basic and Diluted	$(1.38)	$(1.40)
Weighted Average Shares Outstanding - Basic and Diluted	13,007,045	10,202,371

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024
Net loss	$(17,932,880)	$(14,277,994)
Foreign currency translation loss	(66)	(2,506)
Comprehensive loss	$(17,932,946)	$(14,280,500)

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2023	9,450,220	$945	$172,714,712	$(159,530,535)	$12,624	$13,197,746
Stock-based compensation	-		2,612,164	-	-	2,612,164
Sale of common stock for cash, net of offering costs	1,464,965	146	9,985,633	-	-	9,985,779
Cashless stock option exercise	5,724	1	(1)	-	-	-
Net loss	-	-	-	(14,277,994)	-	(14,277,994)
Foreign currency translation	-	-	-	-	(2,506)	(2,506)
Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189

Stock-based compensation	-	-	2,444,105	-	-	2,444,105
Sale of common stock for cash, net of offering costs	3,810,621	381	11,394,789	-	-	11,395,170
Cashless warrants exercise	1,173,119	117	(117)	-	-	-
Issuance of Common Stock for Settlement	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	996,232	-	-	996,232
Net loss	-	-	-	(17,932,880)	-	(17,932,880)
Foreign currency translation	-	-	-	-	(66)	(66)
Balances, December 31, 2025	16,132,487	$1,613	$200,353,514	$(191,741,409)	$10,052	$8,623,770

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,932,880)	$(14,277,994)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	3,440,357	2,612,164
Amortization of debt discounts and issuance costs	4,116	16,460
Non-cash settlement expense	206,000	-
Amortization expense	88,428	179,075
Provision for doubtful accounts	(149,720)	149,720
Changes in operating assets and liabilities:
Accounts receivable	8,817	(156,340)
Contract assets	417,497	(426,859)
Deferred contract cost	418,538	(460,618)
Other current assets	(135,500)	15,812
Accounts payable and accrued expenses	(1,164,242)	306,445
Commission liability	(454,723)	335,507
Deferred revenue	261,821	83,609
Net cash flows from operating activities	(14,991,491)	(11,623,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	(22,101)	(65,792)
Net cash flows from investing activities	(22,101)	(65,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	13,914,526	10,995,325
Offering costs from sale of common stock	(2,519,356)	(1,009,546)
Repayment of convertible note	(245,000)	-
Net cash flows from financing activities	11,150,170	9,985,779

Effect of Foreign Currencies	(66)	(2,506)

Net Change in Cash	(3,863,488)	(1,705,538)
Cash, Beginning of the Year	8,471,561	10,177,099
Cash, End of the Year	$4,608,073	$8,471,561

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,370	32,470
Warrants issued as offering costs	$1,585,637	877,392
Cashless option and warrant exercises	$438,000	79,556

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

authID Inc. (together with its consolidated subsidiaries, the “Company”) operates within the biometric identity verification and authentication market, delivering Software as a Service that leverages advanced biometric technologies in digital ecosystems. The Company’s technology quickly and accurately verifies a user’s identity, through its easy-to-integrate, patented, biometric identity platform, eliminating any assumption of ‘who’ is behind a device and preventing cybercriminals from taking over accounts. authID combines digital onboarding, biometric passwordless authentication and account recovery, with a fast, accurate, user-friendly experience. Establishing a biometric root of trust for each user that is bound to their accounts or provisioned devices, authID stops fraud at onboarding, eliminates password risks and costs, and provides the faster, frictionless, and more accurate user identity experience demanded by operators of today’s digital ecosystems. The Company was incorporated in the State of Delaware on September 21, 2011.

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

As of December 31, 2025, the Company had an accumulated deficit of approximately $191.7 million. For the year ended December 31, 2025, the Company earned net revenue of approximately $2.0 million, used $15.0 million to fund its operations, and incurred a net loss from operations of approximately $17.9 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April, May and November 2025, the Company raised a total of approximately $11.4 million after expenses from existing and new stockholders through the sale of Common Stock pursuant to registered direct offerings. Going forward, the Company plans to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

There is no assurance that the Company will ever be profitable. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. As there can be no assurance that the Company will be able to achieve positive cash flows (become cash flow positive) and raise sufficient capital to maintain operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date these consolidated financial statements were issued.

Subsequent Events

Management of the Company has performed a review of all events and transactions occurring after the condensed consolidated balance sheet date and determined there were no events or transactions requiring adjustment to or disclosure in the accompanying condensed consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries MultiPay S.A.S. (dissolved as of August 2, 2024), ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., authID Enterprises Limited (formerly Ipsidy Enterprises Limited), and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The Company accounts for price concessions as reductions to the transaction price under ASC 606. Price concessions represent implied or estimated future reductions in consideration that the Company expects to grant, based on known facts and circumstances, including customer usage patterns and strategic considerations. These concessions are treated as variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. For the years-ended December 31 2025 and 2024 the Company granted approximately $0.9 million and $0.0 million in concessions respectively.

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

The Company had deferred revenue contract liabilities of approximately $0.5 million and $0.2 million as of December 31, 2025 and December 31, 2024 respectively for certain revenue that will be earned in future periods. All deferred revenue contract liabilities as of December 31, 2025 are expected to be earned over the next twelve months.

Contract Balances

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers as of:

	December 31, 2025	December 31, 2024
Accounts receivable, net	$238,800	$97,897
Contract assets	9,362	426,859
Contract liabilities (deferred revenue)	477,058	215,237

Remaining Performance Obligations

As of December 31, 2025, the Company’s Remaining Performance Obligation (RPO) was $2.23 million, of which $0.48 million is recorded as deferred revenue and $1.75 million is related to other non-cancellable contracted amounts. The Company expects approximately 65% of the RPO to be recognized as revenue over the twelve months ending December 31, 2026, based on contractual commitments and expected usage patterns However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the timing of recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the years ended December 31, 2025 and 2024:

Deferred Contract Costs
Carrying Value at December 31, 2023	$157,300
Additions	572,596
Reductions	(82,550)
Amortization	(29,428)
Carrying Value at December 31, 2024	$617,918
Additions	129,167
Reductions	(455,073)
Amortization	(92,632)
Carrying Value at December 31, 2025	$199,380

Accounts Receivable

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

The following table summarizes changes in the allowance for credit losses for the years ended December 31, 2025 and 2024:

Balance at December 31, 2023	150,000
Provision for expected credit loss	149,720
Credit loss write-offs	(150,000)
Balance at December 31, 2024	149,720
Provision for expected credit loss	759,400
Credit loss write-offs	(909,120)
Balance at December 31, 2025	$-

New Accounting Pronouncement

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in the ASU enhance income tax disclosures, primarily through standardization, disaggregation of rate reconciliation categories, and income taxes paid by jurisdiction. The adoption of this new standard did not have a material impact on our consolidated financial statements. For additional information, see Note 8 — Income Taxes.

Recently Issued Accounting Pronouncements Not Yet Adopted

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which provides targeted improvements to the accounting for internal-use software, including clarifications around capitalization and implementation cost assessments. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in the ASU require disclosures about specific types of expenses included in the expense captions presented on the Consolidated Statements of Income, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption allowed. We are currently evaluating the impact of adoption on our financial disclosures.

Concentration of Risks

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances are generally in excess of the amounts insured by FDIC. At December 31, 2025, the Company had approximately $4.6 million in funds in the United States which are approximately $4.3 million in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured.

The Company’s revenue is also exposed to concentration risk:

For the year ended December 31, 2025, three customers represented 64% of gross revenue.

For the year ended December 31, 2024, two customers represented 64% of gross revenue.

As of December 31, 2025, two customers accounted for 72% of the Company’s gross accounts receivable.

As of December 31, 2024, three customers accounted for 49% of the Company’s gross accounts receivable.

As of December 31, 2025, two customers accounted for 84% of the Company’s Remaining Performance Obligation.

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

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024.

On July 4, 2025, the United States enacted budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years. OBBBA provisions include the restoration of the current deductibility for domestic research expenditures beginning in 2025, with transition options for previously capitalized amounts. OBBBA’s changes did not have a material impact on our consolidated financial statements. For additional information, see Note 8 — Income Taxes.

Leases

The Company has no outstanding lease agreements for the years ended December 31, 2025 and 2024, respectively.

Property and Equipment, net

The Company’s property and equipment as of December 31, 2025 consists primarily of computer equipment. Given the low cost and short useful life of these assets, as well as the immateriality of the related balances, the Company expenses purchases of computer equipment as incurred. As a result, no amounts related to property and equipment were recorded on the consolidated balance sheets for any of the periods presented.

Intangible Assets

Intangible assets include when applicable, costs associated with software development of new product offerings and significant enhancements to existing applications. Research & development costs are expensed as incurred. Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Amortization expense of capitalized development costs would be included in research and development in the consolidated statements of operations. When management concludes that a software project is not expected to provide future economic benefits, or when such benefits are no longer considered probable, all related costs are expensed as incurred.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.

For the years ended December 31, 2025 and 2024, the Company determined that all intangible assets would be recovered and therefore did not record impairment expense.

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

During the years ended December 31, 2025 and 2024, the Company’s assessment did not indicate that an impairment charge was required as its fair market value (as determined primarily by the Company’s market capitalization) was in excess of carrying value.

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

General and Administrative Expense

General and administrative expenses consist primarily of payroll, bonuses and awards, stock-based compensation and other employee-related costs for executive management, sales, and finance and legal as well as external professional services and incremental costs related to servicing the customer contracts, such as payroll, consulting, hosting and software related expenses. General and administrative expenses also include bad debt expense recorded under CECL.

Research and Development and Software Development Costs

Research and development costs consist of expenditures for the research and development of new products and technology. These costs are primarily expenses incurred to perform research projects and develop technology for the Company’s products. Research and development costs are expensed as incurred. Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established.

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the years ended December 31, 2025 and 2024 because their effect was antidilutive:

	2025	2024

Convertible notes payable	-	8,277
Warrants	1,139,778	697,446
Stock options	2,391,683	2,147,402
	3,531,461	2,853,125

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

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2025 and 2024:

	2025	2024

Prepaid third-party and related party services	$246,964	$319,190
Prepaid insurance	164,836	141,002
Commissions advances	183,892	-
	$595,692	$460,192

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets consist of intellectual property acquired from FIN Holdings Inc. in addition to internally developed software that have been placed into service. They are amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the years ended December 31, 2025, and 2024:

	Acquired and
	Developed
	Software	Patents	Total
Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2023	$212,798	$114,203	$327,001
Additions	48,210	17,582	65,792
Amortization	(161,189)	(17,886)	(179,075)
Carrying Value at December 31, 2024	$99,819	$113,899	$213,718
Additions	20,401	1,702	22,103
Amortization	(70,073)	(18,357)	(88,430)
Carrying Value at December 31, 2025	$50,147	97,244	147,391

The following is a summary of intangible assets as of December 31, 2025:

	Acquired and
	Developed
	Software	Patents	Total
Cost	1,803,273	183,899	1,987,172
Accumulated amortization	(1,753,126)	(86,655)	(1,839,781)
Carrying Value at December 31, 2025	$50,147	$97,244	$147,391

The following is a summary of intangible assets as of December 31, 2024:

	Acquired and
	Developed
	Software	Patents	Total
Cost	1,782,872	182,197	1,965,069
Accumulated amortization	(1,683,053)	(68,298)	(1,751,351)
Carrying Value at December 31, 2024	$99,819	$113,899	$213,718

The following is the future amortization of intangible assets for the years ended December 31:

2026	44,027
2027	37,242
2028	24,057
2029	18,389
2030	15,169
Thereafter	8,507
$147,391

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Trade payables	$346,709	$317,030
Accrued payroll and related expenses	284,242	984,536
Other accrued expenses	245,217	413,844
	$876,168	$1,715,410

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

The Convertible Notes carried an aggregate cash origination fee of approximately $200,000, and the Company also issued approximately 3,562 shares of common stock to the Note Investors as an additional origination fee. These Convertible Notes matured on March 31, 2025 and accrued interest at an annual rate of 9.75%, was payable on a quarterly basis. The company paid all outstanding Convertible Notes and accrued interest in full on March 31, 2025.

The following is a summary of convertible notes outstanding as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
9.75% convertible notes due March 31, 2025	-	245,000

Less
Unamortized debt discount expense	-	(652)
Unamortized debt issuance expense	-	(3,464)
	$-	$240,884

NOTE 6 – RELATED PARTY TRANSACTIONS

Executive Officers

Mr. Rhoniel A. Daguro, a director of the Company, was hired as Chief Executive Officer of the Company in consideration of an initial annual salary of $400,000. Mr. Daguro will be eligible for an annual target bonus of up to $375,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $75,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $75,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Daguro has earned a bonus of $75,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $300,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $225,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $225,000, net of $75,000 in 2025 earnings, or a total of $150,000, was repaid in December 2025 by way of a surrender of 71,977 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Daguro and the Compensation Committee of the Board will mutually agree as to the performance targets to earn for the annual bonus. Additionally, the Company provided Mr. Daguro with an initial grant of options (“Initial Grant”) to purchase 306,875 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions, at an exercise price of $3.176 per share. Pursuant to his offer letter the Company granted Mr. Daguro additional options to acquire 183,125 shares of common stock for a period of ten years vesting subject to achievement of performance and service conditions (the “Additional Grant”) at an exercise price of $5.48 per share. The aggregate grant date fair market value of the option grants was $1,185,100. Additionally, on June 4, 2025, the Company granted Mr. Daguro options to acquire 10,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The grant date fair market value of the option grant was $42,230.

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

On April 12, 2023, the Company entered an Offer Letter with Thomas R. Szoke, a director of the Company, pursuant to which Mr. Szoke agreed to serve as Chief Technology Officer in consideration of an initial annual salary of $250,000. Mr. Szoke received an initial signing bonus of $20,833 and will be eligible for an annual target bonus of up to $200,000 based on performance milestones. For the period beginning April 1, 2023, a bonus amount of $40,000 shall be payable upon the Company achieving increments of $1,000,000 in total contract value of all customer agreements less claw backs (“Bookings”) up to an aggregate of $5,000,000 in Bookings. Above $5,000,000 a bonus amount of $40,000 shall be payable upon the Company achieving increments of $4,000,000 in total contract bookings up to an aggregate of $17,000,000. Mr. Szoke has earned a bonus of $40,000 in 2025 for non-equity incentive compensation based on Bookings in 2025. He also earned $160,000 in 2024 for non-equity incentive compensation based on Bookings in 2024, of which a $120,000 adjustment was assessed in September 2025 based on revised performance metrics. The adjustment of $160,000, net of $40,000 in 2025 earnings, or a total of $80,000, was repaid in December 2025 with a surrender of 42,154 stock options having a Black Scholes value equal to the amount of the adjustment. For subsequent years, Mr. Szoke and the Compensation Committee of the Board will mutually agree as to the performance targets to be achieved, to earn the annual bonus. The vesting criteria of Mr. Szoke’s Stock Options to acquire 12,500 shares of common stock previously granted to Mr. Szoke on March 14, 2023 (the “Original Grant”) were amended pursuant to an Amended and Restated Stock Non-Statutory Option Agreement providing for vesting subject to achievement of performance and service conditions. All other terms of the Original Grant were not changed. On June 28, 2023, the Company made an additional grant of options to Mr. Szoke to acquire 50,000 shares of common stock at the exercise price of $5.48 per share for a period of ten years vesting subject to achievement of performance and service conditions. On December 21, 2023, the Company granted Mr. Szoke additional options to acquire 5,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. On June 4, 2025, the Company made an additional grant of options to Mr. Szoke to acquire 33,000 shares of common stock at the exercise price of $5.35 per share for a period of ten years, vesting over twelve months.

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

On July 31, 2023, the Company and Edward Sellitto entered an Offer Letter pursuant to which Mr. Sellitto agreed to serve as Chief Financial Officer of the Company commencing August 15, 2023 in consideration of an annual salary of $250,000. As of January 1, 2024, Mr. Sellitto’s annual salary was increased to $275,000. Mr. Sellitto will be eligible for an annual target bonus of up to 60% of base salary based on achievement of performance milestones, as Mr. Sellitto and the Compensation Committee of the Board, will mutually agree for each year. The bonus was pro-rated for the year 2023. At the outset of employment, Mr. Sellitto was provided with a grant of options to purchase 50,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $8.87, with an exercise period of 10 years. Additionally, on December 21, 2023, the Company granted Mr. Sellitto options to acquire 7,000 shares of common stock at an exercise price of $9.25 for ten years, vesting over twelve months. On June 4, 2025, the Company also granted Mr. Sellitto options to acquire 45,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months. The employment of Mr. Sellitto is at will and may be terminated at any time, with or without formal cause.

On September 23, 2024, Mr. Erick Soto was hired as Chief Product Officer, in consideration of an annual salary of $325,000. Mr. Soto will be eligible for an annual target bonus of up to 20% of base salary based on achievement of performance milestones. The target bonus for the 2024 year was pro-rated and is $17,760. At the outset of employment, Mr. Soto was provided with a grant of options to purchase 100,000 shares of common stock vesting subject to achievement of performance and service conditions at an exercise price of $6.94, with an exercise period of 10 years. On June 4, 2025, the Company also granted Mr. Soto options to acquire 1,000 shares of common stock at an exercise price of $5.35 for ten years, vesting over twelve months.

The employment of Mr. Soto is at will and may be terminated at any time, with or without formal cause. The Company also entered an Executive Retention Agreement with Mr. Soto, pursuant to which the Company agreed to provide specified severance and bonus amounts and to accelerate the vesting on his equity awards upon termination upon a change of control or an involuntary termination, as each term is defined in the agreement. In the event of a termination upon a change of control or an involuntary termination, Mr. Soto is entitled to receive an amount equal to 100% of his base salary.

On March 23, 2023, the Company and Thomas Thimot entered into a Confidential Separation Agreement and General Release for the purposes of separation of Mr. Thimot from the Company as Chief Executive Officer and an employee by mutual consent and settling, compromising and resolving all claims between them. Mr. Thimot’s resignation was effective March 23, 2023. In addition to the Company paying all accrued but unpaid salary and providing reimbursement for all outstanding expenses, the Company has agreed to pay Mr. Thimot $325,000 which was deferred until the earlier of April 1, 2025 and a change of control of the Company. In April 2025, the Company and Mr. Thimot mutually agreed to a settlement payment comprised of $95,000 in cash, $206,000 in common stock and $24,000 in stock options. All such payments to Mr. Thimot were made in April 2025. Mr. Thimot was also eligible for certain health benefits. The exercise period with respect to Mr. Thimot’s stock option to acquire 32,812 shares of common stock at an exercise price of $62.40 per share was extended through March 23, 2027. All unvested grants or other equity awards lapsed and are no longer exercisable as of the separation date.

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

On September 4, 2025, the Company made a grant of options to Mr. Thompson to acquire 3,169 shares of common stock at the exercise price of $3.90 per share, exercisable for a period of three years from his date of resignation, vesting immediately to reflect his service as a member of the Board through the date of his resignation.

On September 16, 2025, the board of directors of the Company (the “Board”) agreed to vest the unvested portion of an option granted to Mr. Thompson on March 14, 2023, amounting to 4,167 shares. The Board also agreed to extend the expiration Mr. Thompson’s vested options to a period of three years after the date of his resignation.

On September 4, 2025, the Company made a grant of options to each of Messrs. Mehta, Jisser, Koehneman, Garchik, Venkataraman, Shevelyov, Menghani and to Ms. White to acquire 38,024 shares each of common stock at the exercise price of $3.90 per share, in accordance with the Company’s compensation policy for non-employee directors. Each such option vests over a period of twelve months.

On September 4, 2025, the Company made a grant of options to each of Messrs. Garchik, Venkataraman, Shevelyov, Menghani to acquire 12,500 shares of common stock at the exercise price of $3.90. The shares vest annually in equal amounts over a three-year period commencing in 2026.

On November 24, 2025, Mr. Garchik, purchased 126,609 shares of the Company’s common stock at a price of $216,500. The purchase price of the shares issued in this transaction was the same as the Nasdaq Official Closing Price in effect on the date of the transaction.

Employment Agreement

Since June 2023, the Company has employed Daguro, the brother of our CEO, Rhoniel Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the years ended December 31, 2025 and 2024, Dale Daguro earned approximately $283,000 and $255,000 in base salary and sales commission respectively.

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

Total expense incurred under this contract during the years ended December 31, 2025 and 2024 was approximately $761,000 and $974,000, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 150,000,000 shares of common stock. The Company had 16,132,487 and 10,920,909 shares of common stock issued and outstanding as of December 31, 2025 and 2024, respectively. In addition, the Company is authorized to issue 20,000,000 shares of preferred stock but no shares of preferred stock have been issued.

Common Stock

●	During the year ended December 31, 2024, the Company issued 5,724 shares of common stock, upon the cashless exercise of stock options

●	On June 27, 2024, pursuant to Securities Purchase Agreements in a Registered Direct Offering, the Company issued 1,464,965 shares of common stock for cash gross proceeds of approximately $11.0 million (or approximately $10.0 million, net of offering costs).

●	On April 1, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,811,120 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $8.2 million (or approximately $6.8 million, net of offering costs).

●	On April 16, 2025, the Company issued 200,000 shares of common stock under restricted stock awards (“RSAs”) to non-employee advisors pursuant to advisory agreements.

●	On May 7, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 373,060 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $2.1 million (or approximately $1.6 million, net of offering costs).

●	On November 24, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 2,688,747 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $3.7 million (or approximately $2.9 million, net of offering costs).

●	During the year ended December 31, 2025, the Company issued 27,838 shares by way of a settlement payment at a price of $7.40 per share for a total value of $206,000.

●	During the year ended December 31, 2025, the Company issued 110,813 shares of common stock, upon the cashless exercise of warrants.

Warrants

●	On June 27, 2024, in connection with their placement agent services, the Company issued 102,547 common stock warrants to the placement agent, with a term of 5 years and an exercise price of $7.50 per share.

●	On April 1, 2025, in connection with their placement agent services, the Company issued 91,556 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On April 1, 2025, in connection with their placement agent services, the Company issued 80,999 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 22,702 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 14,762 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On November 24, 2025, in connection with their advisory services, the Company issued 250,000 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $1.62 per share

●	On November 24, 2025, in connection with their placement agent services, the Company issued 92,051 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $1.35 per share

●	On November 24, 2025, in connection with their placement agent services, the Company issued 192,319 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $1.35 per share

The following is a summary of the Company’s warrant activity for the years ended December 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2023	598,267	$11.89	3.9 Years
Granted	102,547	$7.50	4.5 Years
Exercised/Cancelled	(3,368)	$21.12	-
Outstanding, December 31, 2024	697,446	$11.20	3.2 Years
Granted	744,389	$2.52	5.0 Years
Exercised/Cancelled	(302,057)	$15.62
Outstanding, December 31, 2025	1,139,778	$4.36	4.0 Years

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

On May 24, 2024, the Board of Directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). On June 26, 2024, the stockholders approved and ratified the 2024 Plan and the allocation of 395,000 shares of Common Stock to the 2024 Plan, in addition to the remaining shares not allocated to awards under the 2021 Equity Incentive Plan and any shares, which become available as a result of the forfeiture, or cancellation of any previous awards. At the Annual Meeting of Stockholders held on June 26, 2025, the stockholders approved and ratified an increase of 295,000 shares to the 2024 Plan. As of December 31, 2025, there were 193,147 shares allocated to and available for issuance of awards under the 2024 Plan.

The terms of Awards granted under the plans shall be contained in an agreement between the participant and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan. The terms of Awards may or not require performance conditions in order to vest the equity comprised in the relevant Award. The terms of each Option granted shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Compensation Committee consistent with the provisions of the applicable plan.

In addition, the Compensation Committee has from time to time approved the grant of options to purchase shares of common stock by way of Inducement Grants to new employees, which are outside the approved Plans, pursuant to Nasdaq Listing Rule 5635(c)(4). During 2025 and 2024, the Company granted 30,000 and 300,000 such options, respectively. The options granted are Non-ISO’s and the terms of the Inducement Grants are contained in agreements between the participant and the Company which are consistent with the Awards issued under the 2021 and 2024 Plans.

2025 Stock Option Activity

●	During the year ended December 31, 2025, the Company granted directors a total of 357,361 options at an exercise price of $3.90.

●	During the year ended December 31, 2025, the Company also granted a total of 506,600 options to certain new and existing employees at exercise prices ranging from $2.67 to $5.89 per share.

●	During the year ended December 31, 2025, the Company granted a former employee 5,205 options at an exercise price of $7.40 by way of settlement payment.

2024 Stock Option Activity

●	During the year ended December 31, 2024, the Company granted directors a total of 91,417 options at exercise prices ranging from $7.78 to $8.67 per share.

●	During the year ended December 31, 2024, the Company also granted 380,000 options to certain new employees at exercise prices ranging from $5.99 to $9.61 per share.

●	During the year ended December 31, 2024, the Company agreed to accelerate the vesting of 6,511 options for Mr. Joe Trelin under the terms of his resignation with an exercise price of $5.48 per share. These accelerated options would not otherwise have vested prior to termination of service according to their Service conditions. Therefore, the Company recalculated the fair value of these options as of his resignation date of February 20, 2024 using the Black Scholes method.

●	During the year ended December 31, 2024, Certain stock option holders exercised their stock options and were issued approximately 5,724 shares of our common stock.

The Company determined the grant date fair market value of the options granted during the years-ended December 31, 2025 and 2024 using the Black Scholes and Monte-Carlo Method as appropriate and the following assumptions:

	2025	2024
Expected volatility	110–123%	113–123%
Expected term	5 Years	5 Years
Risk free rate	3.61–4.59%	3.49–4.46%
Dividend rate	0.00%	0.00%

Activity related to stock options for the years ended December 31, 2025, and 2024 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, December 31, 2023	1,796,743	$25.20	6.5	$3,630,733
Granted	471,417	$8.01	10.0	$-
Exercised	(15,875)	$5.49	-	$-
Forfeited/cancelled	(104,883)	$39.30	7.2	$-
Outstanding, December 31, 2024	2,147,402	$20.89	6.3	$1,146,540
Granted	869,166	4.51	10.0	-
Exercised	-	-	-	-
Forfeited/cancelled	(624,885)	33.41	4.1	-
Outstanding, December 31, 2025	2,391,683	18.75	7.6	-
Exercisable, December 31, 2025	1,664,969	20.91	4.1	-

The following table summarizes stock option information as of December 31, 2025:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$2.64 – $5.00	777,153	8.6	510,648
$5.01 – $10.00	1,189,742	8.5	813,700
$10.01 – $15.00	42,578	0.9	42,578
$15.01 – $20.00	43,749	1.6	43,750
$20.01 – $121.28	338,461	3.8	254,293
	2,391,683	7.6	1,664,969

As of December 31, 2025, there was approximately $2.9 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2026 through 2028. The company will recognize forfeitures as they occur. Stock compensation expense for the years ended December 31, 2025 and 2024 was approximately $3.6 million, and $2.6 million, respectively.

NOTE 8 – INCOME TAXES

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

We record uncertain tax positions on the basis of a two-step process whereby we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. We record interest and penalties on uncertain tax positions in Income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024

The Company’s loss before income taxes from US and Foreign sources for the years ended December 31, 2025 and 2024, are as follows:

	2025	2024
United States	(18,015,495)	(14,163,648)
Outside United States	(5,774)	(112,246)
Loss before income taxes	(18,021,269)	(14,275,894)

The income tax provision consisted of the following for the years ended December 31, 2025 and December 31, 2024

	2025	2024
Current	-	-
Federal	-	-
State & Local	-	-
Foreign	-	-

Deferred Tax Expense	-	-
Federal	-	-
State & Local	-	-
Foreign	-	-
	-	-
Net Income Tax Expense	-	-

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 is as follows:

2024

US Federal statutory federal income tax	21.00%
State taxes	19.84%
Foreign taxes	0.03%
Other deferred adjustments	-6.35%
R&D credit	3.12%
Change in valuation allowance	-37.64%

Total income tax provision	0.00%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	2025
	Amount	Percentage

US Federal income tax statutory rate	(3,784,969)	21.00%
State taxes and local income tax, net of federal benefit	-	0.00%
Foreign taxes effects	1,213	-0.01%
Effect of changes in tax laws and rates enacted in the current period	-	0.00%
Effect of cross border tax laws	-	0.00%
Tax credits	(466,502)	2.59%
Change in valuation allowance	1,964,505	-10.90%
Nontaxable or nondeductible items	-	0.00%
Changes in share-based compensation	2,280,373	-12.65%
Changes in unrecognized tax benefits	-	0.00%
Other	5,382	-0.03%

Effective tax rate	-	0.00%

Deferred Tax Assets at December 31, 2025 and December 31, 2024 are related to the following:

	2025	2024

Net operating loss	24,115,034	19,980,310
Stock options	5,810,526	8,607,020
Federal tax credits	1,588,143	1,121,640
Basis difference in intangible and fixed assets	1,530,876	2,328,429
Accrued payroll	-	106,511
Accounting reserves	67,882	40,211
Capital loss	373,605	420,158
Valuation allowance	(33,486,066)	(32,604,279)
Deferred tax assets, net	-	-

We establish valuation allowances for deferred tax assets based on a more likely than not standard. Deferred income tax assets are evaluated quarterly to determine if valuation allowances are required or should be adjusted. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year results as the primary measure of cumulative losses in recent years. The valuation allowance increased by approximately $0.5 million in the year ended December 31, 2025.

At December 31, 2025, the Company had federal research and development credit carryforwards of approximately $1.6 million. As of December 31, 2025, the Company has available federal net operating loss carry forward of $101.2 million and state net operating loss carry forwards of $45.5 million. Federal net operating loss carryforwards of approximately $14.4 million will expire through 2037 and the balance of $86.8 million have an indefinite life. Additionally, the Company has income tax net operating loss carryforwards related to our international operations which have an indefinite life. The federal credit carryforwards begin to expire in 2038. Section 382 of the Internal Revenue Code subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The Company may be subject to the net operating loss limitation provision of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation of the use of NOL carryforwards and tax credits attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025 there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date. This is because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the 12 months ended December 31, 2025 and 2024.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of December 31, 2025 and 2024.

On January 29, 2026, the Company was served with a Summons and Complaint in the matter of Perez v. Intellicheck, Inc. and authID Inc., filed in the U.S. District Court for the Northern District of Illinois. The Complaint alleges that one of the Company’s partners (Intellicheck, Inc., a reseller of the Company’s services) and the Company collected, stored and used biometric information from the Plaintiff and similarly situated individuals in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). BIPA provides for statutory damages of $1,000 per negligent violation or $5,000 per intentional or reckless violation, and the Plaintiff seeks class action certification, damages, attorneys’ fees, and other relief. The Company is not able to fully assess the probability and outcome of the matter at this time due to the need to conduct further investigation. However, the Company believes the case is without merit and it does not currently believe that a material loss is probable or reasonably estimable. As such, the Company has not recognized a liability related to this matter and intends to vigorously defend the matter.

Executive Compensation

As of December 31, 2025, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

Starting in fiscal year 2022 the Company adopted a 401(k) plan where employer matches 100% of the employees contribution up to 3% of their salaries and 50% of the employee’s contribution (including both executives and other employees) between 3% and 5% of their salaries. Total employer contributions for named executives for the years ended December 31, 2025 and 2024 were approximately $37,000 and $25,000, respectively.

NOTE 10 – SEGMENT INFORMATION

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