Form 10-Q
period 2026-03-31
authID Inc.
filed 2026-05-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 7, 2026
Common Stock, par value $0.0001	16,132,487 shares

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$1,191,282	$4,608,073
Accounts receivable	338,695	238,800
Contract assets	-	9,362
Deferred contract costs	166,841	199,380
Other current assets	426,595	595,692
Total current assets	2,123,413	5,651,307

Intangible assets, net	135,695	147,391
Goodwill	4,183,232	4,183,232
Total assets	$6,442,340	$9,981,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$851,904	$876,168
Commission liability	5,390	4,934
Deferred revenue	384,755	477,058
Total current liabilities	1,242,049	1,358,160

Total liabilities	$1,242,049	$1,358,160

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025 respectively; 16,132,487 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1,613	1,613
Additional paid-in capital	201,393,571	200,353,514
Accumulated deficit	(196,204,945)	(191,741,409)
Accumulated comprehensive income	10,052	10,052
Total stockholders’ equity	5,200,291	8,623,770
Total liabilities and stockholders’ equity	$6,442,340	$9,981,930

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$480,151	$296,256

Operating expenses:

General and administrative	2,835,908	2,645,700
Research and development	2,113,187	1,998,663
Amortization	11,696	30,192
Total operating expenses	4,960,791	4,674,555

Loss from operations	(4,480,640)	(4,378,299)

Other income (Expense):
Interest income	19,532	51,544
Interest expense, net	(2,428)	(12,712)
Other income, net	17,104	38,832

Loss from operations before income taxes	(4,463,536)	(4,339,467)

Income tax expense	-	-

Loss from operations	(4,463,536)	(4,339,467)

Net loss	$(4,463,536)	$(4,339,467)

Net Loss Per Share - Basic and Diluted	$(0.28)	$(0.40)
Weighted Average Shares Outstanding - Basic and Diluted:	16,132,487	10,920,909

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net Loss	$(4,463,536)	$(4,339,467)
Foreign currency translation gain/(loss)	-	(208)
Comprehensive loss	$(4,463,536)	$(4,339,675)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	454,339	-	-	454,339
Net loss	-	-	-	(4,339,467)	-	(4,339,467)
Foreign currency translation	-	-	-	-	(208)	(208)
Balances, March 31, 2025	10,920,909	$1,092	$185,766,847	$(178,147,996)	$9,910	$7,629,853

Balances, December 31, 2025	16,132,487	$1,613	$200,353,514	$(191,741,409)	$10,052	$8,623,770
Stock-based compensation	-	-	840,807	-	-	840,807
Restricted stock award	-	-	199,250		-	199,250
Net Loss	-	-	-	(4,463,536)	-	(4,463,536)
Foreign currency translation	-	-	-	-	-
Balances, March 31, 2026	16,132,487	$1,613	$201,393,571	$(196,204,945)	$10,052	$5,200,291

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,463,536)	$(4,339,467)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	1,040,057	454,339
Amortization expense	11,696	34,308
Changes in operating assets and liabilities:
Accounts receivable	(99,895)	(930,667)
Contract assets	9,362	(60,692)
Deferred contract cost	32,539	22,559
Other current assets	169,097	(163,283)
Accounts payable and accrued expenses	(24,264)	(903,476)
Commission liability	456	(268,138)
Deferred revenue	(92,303)	796,211
Net cash flows from operating activities	(3,416,791)	(5,358,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,700)
Net cash flows from investing activities	-	(1,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible notes	-	(245,000)
Net cash flows from financing activities	-	(245,000)

Effect of foreign currencies	-	(208)

Net Change in Cash	(3,416,791)	(5,605,214)
Cash, Beginning of the Period	4,608,073	8,471,561
Cash, End of the Period	$1,191,282	$2,866,347

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$13,137

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., authID Enterprises Limited (formerly Ipsidy Enterprises Limited), and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of March 31, 2026, the Company had an accumulated deficit of approximately $196.2 million. For the three months ended March 31, 2026, the Company earned revenue of approximately $0.5 million, used $3.4 million to fund its operations, and incurred a net loss from operations of approximately $4.5 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised a total of approximately $3.6 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement.  Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the three months ended March 31, 2026 and 2025 because their effect was antidilutive:

Security	2026	2025
Warrants	1,139,778	697,446
Stock options	2,352,932	2,135,985
	3,492,710	2,833,431

Revenue Recognition

Revenues are defined as gross revenues, less discounts and sales concessions.

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The Company accounts for price concessions as reductions to the transaction price under ASC 606. Price concessions represent implied or estimated future reductions in consideration that the Company expects to grant, based on known facts and circumstances, including customer usage patterns and strategic considerations. These concessions are treated as variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. The Company did not grant any concessions during the three months ended March 31, 2026 and 2025, respectively.

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

The Company had deferred revenue contract liabilities of approximately $385,000 and $477,000 as of March 31, 2026 and December 31, 2025 respectively for certain revenue that will be earned in future periods.

Remaining Performance Obligations

As of March 31, 2026, the Company’s Remaining Performance Obligation (RPO) was $2.0 million, of which $0.38 million is recorded as deferred revenue and $1.62 million is related to other non-cancellable contracted amounts. The Company expects approximately 71% of the RPO to be recognized as revenue over the twelve months ending March 31, 2027, based on contractual commitments and expected usage patterns However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the timing of recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

Accounts Receivable

All customers are granted credit on a short-term basis. Accounts receivable, net is stated net of the allowance for credit losses.

The Company maintains an allowance for estimated credit losses. This allowance is based upon historical loss patterns, the number of days that billings are past due, and evaluation of the potential risk of loss associated with delinquent accounts, current market conditions and reasonable and supportable forecasts of future billable product usage compared with contracted minimums. The Company records the allowance against bad debt expense through the condensed consolidated statement of operations, included in general and administrative expense, up to the amount of revenue recognized to date. Any incremental allowance is recorded as an offset to unearned revenue on the condensed consolidated balance sheet. Receivables are written off and charged against recorded allowance when the Company has exhausted collection efforts without success.

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

The Company had no allowance for credit losses as of March 31, 2026 and 2025 respectively. Credit loss write-offs during the three months ended March 31, 2026 and 2025 were $0 and $149,720 respectively.

Concentration of Risks

The Company’s financial instruments that potentially expose the Company to a concentration of credit risk consist of cash and accounts receivable.

The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances are generally in excess of the amounts insured by FDIC. At March 31, 2026, the Company had approximately $1.2 million in funds in the United States which are approximately $0.9 million in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured.

The Company’s revenue is also exposed to concentration risk:

For the three months ended March 31, 2026, three customers represented 81% of gross revenue.

For the three months ended March 31, 2025, three customers represented 68% of gross revenue.

As of March 31, 2026, three customers accounted for 76% of the Company’s gross accounts receivable.

As of December 31, 2025, two customers accounted for 72% of the Company’s accounts receivable.

As of March 31, 2026, two customers accounted for 77% of the Company’s Remaining Performance Obligation.

As of December 31, 2025, two customers accounted for 84% of the Company’s Remaining Performance Obligation.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. The following table summarizes deferred contract cost activity for the period ended March 31, 2026:

Deferred Contract Costs
Carrying Value at December 31, 2025	$199,380
Additions	3,053
Reductions	-
Amortization	(35,592)
Carrying Value at March 31, 2026	$166,841

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Prepaid third-party and related party services	$335,661	$246,964
Prepaid insurance	65,934	164,836
Commissions advances	-	183,892
Deferred offering costs	25,000	-
	$426,595	$595,692

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the three months ended March 31, 2026:

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2025	$50,147	$97,244	$147,391
Additions	-	-	-
Amortization	(7,101)	(4,595)	(11,696)
Carrying Value at March 31, 2026	$43,046	$92,649	$135,695

The following is a summary of intangible assets as of March 31, 2026:

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,803,273	$183,899	$1,987,172
Accumulated amortization	(1,760,227)	(91,250)	(1,851,477)
Carrying Value at March 31, 2026	$43,046	$92,649	$135,695

Amortization expense totaled approximately $12,000 and $30,000 for the three months ended March 31, 2026, and 2025, respectively.

Future expected amortization of intangible assets is as follows:

2026 (Remainder of the Year)	$32,331
2027	37,242
2028	24,057
2029	18,389
2030	15,169
Thereafter	8,507
$135,695

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of March 31, 2026.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Trade payables	$418,558	$346,709
Accrued payroll and related obligations	284,242	284,242
Other accrued expenses	149,104	245,217
	$851,904	$876,168

NOTE 5 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On October 25, 2023, on December 19, 2023 and on August 26, 2024, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $70,000 per month. On September 26, 2025 and April 13, 2026, the Company signed another amendment with TPG to reduce the monthly fees to $42,000 and $13,500, respectively. The September amendment is effective October 1, 2025 and the April amendment is effective June 7, 2026.

Total expense incurred under contract during the three months ended March 31, 2026 was approximately $126,000. Total expense incurred under contract during the three months ended March 31, 2025 was approximately $210,000.

On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the three months ended March 31, 2026, Dale Daguro earned approximately $55,000 in base salary and sales commission.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

There was no common stock issued during the three months ended March 31, 2026 and 2025.

Warrants

The following is a summary of the Company’s warrant activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, December 31, 2025	1,139,778	$4.36	4.0 Years
Granted	-	$-	-
Exercised/Cancelled	-	$-	-
Outstanding, March 31, 2026	1,139,778	$4.36	3.8 Years

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

The following is a summary of the Company’s RSA activity for the three months ended March 31, 2026:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Price
Outstanding, December 31, 2025	100,000	$7.97
Granted	-	$-
Vested	50,000	$7.97
Outstanding, March 31, 2026	50,000	$7.97

Stock Options

Activity related to stock options for the three months ended March 31, 2026 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, December 31, 2025	2,391,683	$18.75	7.6	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(38,751)	26.56	8.6	-
Outstanding, March 31, 2026	2,352,932	11.42	7.3	-
Exercisable, March 31, 2026	1,794,754	10.67	7.0	-

The following table summarizes stock option information as of March 31, 2026:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$2.64 – $5.00	777,736	8.4	577,771
$5.01 – $10.00	1,159,742	8.1	884,912
$10.01 – $15.00	42,578	0.6	42,578
$15.01 – $20.00	43,749	1.4	43,750
$20.01 – $121.28	330,127	3.7	245,742
	2,352,932	7.3	1,794,754

During the three months ended March 31, 2026, the Company recognized approximately $0.8 million of stock option-based compensation expense. As of March 31, 2026, there was approximately $2.0 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2026 through 2028

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of March 31, 2026 and 2025.

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

Executive Compensation

As of March 31, 2026, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

NOTE 8 – SEGMENT INFORMATION

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

NOTE 9 – SUBSEQUENT EVENTS

On April 13, 2026, the Company signed an amendment with TPG to reduce the monthly fees from $42,000 to $13,500. The amendment is effective June 7, 2026.

Commencing April 29, 2026, the Company entered into Securities Purchase Agreements with accredited investors (“Investors”) in a private placement, pursuant to which the Company sold approximately $4.2 million of Senior Secured Debentures (“Debentures”) as well as 4,165,000 warrants to existing and new Investors, for net proceeds of approximately $3.6 million, after placement agent fees and offering expenses. The Debentures are secured by the assets of the Company and mature October 29, 2026. The Company issued 587,782 shares of common stock to the Investors in lieu of fees and interest under the Debentures.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of March 31, 2026, the Company had an accumulated deficit of approximately $196.2 million. For the three months ended March 31, 2026, the Company earned revenue of approximately $0.5 million, used $3.4 million to fund its operations, and incurred a net loss from operations of approximately $4.5 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised a total of approximately $3.6 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement.  Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net loss from continuing operations adjusted to exclude (1) interest expense, (2) interest income, (3) amortization, (4) stock-based compensation expense and certain other items management believes affect the comparability of operating results.

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

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended March 31,
	2026	2025

Loss from continuing operations	$(4,463,536)	$(4,339,467)

Addback:

Interest expense, net	2,428	12,712
Interest income	(19,532)	(51,544)
Amortization	11,698	30,192
Stock compensation	1,040,058	454,339
Adjusted EBITDA continuing operations (Non-GAAP)	(3,428,884)	(3,893,768)

Three Months Ended March 31, 2026 and March 31, 2025

Revenues, net

During the three months ended March 31, 2026, the Company’s revenues, net of concessions and allowances were approximately $480,000, compared to approximately $296,000 in the three months ended March 31, 2025, principally due to the recognition of revenue from new customer contracts.

General and administrative expenses

During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, general and administrative expenses increased by approximately $0.2 million. The increase for the three-month period was driven by an increase of approximately $0.4 million in stock-based compensation for employees and advisors, partially offset by employee and vendor expense reductions.

Research and development expenses

During the three months ended March 31, 2026 compared to the three months ended March 31, 2025, research and development expenses increased by approximately $0.1 million. The increase for the three-month period was driven by an increase of approximately $0.2 million in stock-based compensation for employees and advisors, partially offset by employee and vendor expense reductions.

Amortization expense

During the three months ended March 31, 2026 compared to March 31, 2025, amortization expense decreased by approximately $18,000 as the Company’s assets become fully amortized.

Interest expense, net

Interest expense includes interest expense, debt issuance and discount amortization expense. During the three months ended March 31, 2026 compared to March 31, 2025, interest expense decreased by approximately $10,000 due to repayment of debt.

Interest income

Interest income comprises bank interest earned on the Company’s cash balances. Interest income decreased during the three months ended March 31, 2026 compared to March 31, 2025 by approximately $32,000.

Liquidity and Capital Resources

The Company has approximately $1.2 million cash on hand and approximately $0.9 million working capital as of March 31, 2026.

Cash used in operating activities was approximately $3.4 million and $5.4 million in the three months ended March 31, 2026 and 2025, respectively.

Cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 was $0, and $1,700 respectively due to payment of patent costs and purchases of intangible assets in 2025.

Cash used in financing activities for the three months ended March 31, 2026 and March 31, 2025 was approximately $0 and $0.2 million respectively, due to the repayment of a convertible note in 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of March 31, 2026 and 2025.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2026, the Company closed a private placement (the “April 2026 Offering”) pursuant to a Securities Purchase Agreement dated April 29, 2026 (the “April 2026 Purchase Agreement”) with certain accredited investors (the “April 2026 Investors”). The Company issued and sold an aggregate of $4,165,000 principal amount of its Senior Secured Debentures (the “April 2026 Debentures”) together with accompanying Stock Purchase Warrants (the “April 2026 Warrants”).

The April 2026 Offering was conducted on a best-efforts basis with Madison Global Partners, LLC acting as the non-exclusive placement agent.

Material Terms of the Debentures

The April 2026 Debentures are senior secured obligations of the Company, maturing six months from issuance (October 2026). The Debentures do not bear interest. The obligations under the Debentures are secured by a first-priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of April 29, 2026, subject only to customary permitted liens.

The April 2026 Debentures contain customary events of default, including failure to pay principal at maturity, bankruptcy events, and material breaches of the Transaction Documents. Upon an event of default, the principal amount becomes immediately due and payable at the Holder’s election.

Material Terms of the Warrants

The Company issued April 2026 Warrants to purchase a number of shares of the Company’s common stock equal to 100% of the principal amount invested by each investor, at an exercise price of $1.50 per share. The April 2026 Warrants have a five-year term from issuance, are exercisable beginning six months after issuance, and include a cashless exercise provision. The April 2026 Warrants are subject to standard anti-dilution adjustments and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one Director) as elected by each individual April 2026 Investor.

Fee Shares

In addition to the April 2026 Debentures and April 2026 Warrants, the Company issued to the April 2026 Investors “Fee Shares” equal to 15% of the principal amount invested by each investor divided by $1.00 (or the Nasdaq Consolidated Closing Bid Price if the April 2026 Investor is a director of the Company).

Registration Rights

The Company entered into a Registration Rights Agreement with the April 2026 Investors pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the Warrants and the Fee Shares (the “Registrable Securities”) within ten days of the 60 day anniversary of the closing date in the event the Company does not consummate a subsequent financing before then. The Company has also granted the April 2026 Investors standard piggyback registration rights.

Most Favored Nation and Conversion/Exchange Feature

The April 2026 Debentures contain a most-favored-nation provision with respect to subsequent financings and provide for automatic conversion/exchange into securities issued in a subsequent financing on substantially similar economic terms (subordinate in right of payment and priority to the security issued to the lead investor in the subsequent financing).

Nasdaq 19.99% Limitation

The aggregate shares of common stock issuable pursuant to the April 2026 Debentures (upon conversion/exchange) and the Fee Shares, together with the Warrant Shares (if applicable), shall not exceed 19.99% of the Company’s outstanding common stock immediately prior to the date of the April 2026 Purchase Agreement without stockholder approval, in accordance with Nasdaq Listing Rule 5635.

The securities offered and sold in the April 2026 Offering were issued and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The April 2026 Investors represented that they are accredited investors within the meaning of Rule 501(a) of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (27)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (10)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (10)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (11)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (12)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (12)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (12)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (12)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (14)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (15)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (17)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (17)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (17)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC

10.27 (18)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (19)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (21)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (21)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (21)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (23)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (22)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (22)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (24)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (24)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (24)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (24)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (24)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (24)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (24)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (25)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (25)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46 (26)	Form of Director Appointment Letter
10.47 (27)**	Agreement dated September 26, 2025 between The Pipeline Group, Inc. and authID Inc.
10.48 (28)	Form of Securities Purchase Agreement, dated as of November 21, 2025, between the Company and accredited investors
10.49 (28)	Form of Pre-Funded Warrant dated November 24, 2025
10.50 (28)	Engagement Agreement dated as of November 20, 2025 between the Company and Madison Global Partners, LLC
10.51 (28)	Placement Agency Agreement between the Company and Dominari Securities LLC dated November 21, 2025
10.52 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC
10.53 (28)	Stock Purchase Warrant issued to Dominari Securities LLC
10.54 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated November 20, 2025
10.55**	Agreement dated April 13, 2026 between The Pipeline Group, Inc. and authID Inc.
10.56 (30)	Form of Securities Purchase Agreement dated April 29, 2026
10.57 (30)	Form of Senior Secured Debenture
10.58 (30)	Form of Stock Purchase Warrant
10.59 (30)	Form Security Agreement dated April 29, 2026
10.60 (30)	Form Registration Rights Agreement dated April 29, 2026
14.1 (16)	Code of Ethics
19 (23)	Insider Trading Policy
21.1(29)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (16)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (20)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.

(16)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.

(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.

(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.

(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on August 14, 2025

(27)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 12, 2025

(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 24, 2025

(29)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 31, 2026.

(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 1, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Rhoniel A. Daguro
Rhoniel A. Daguro
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ed Sellitto
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)
Dated: May 14, 2026