Form 10-Q
period 2026-06-30
authID Inc.
filed 2026-08-14
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 12, 2026
Common Stock, par value $0.0001	16,720,339 shares

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$1,350,631	$4,608,073
Accounts receivable	799,743	238,800
Contract assets	-	9,362
Deferred contract costs	135,334	199,380
Other current assets	727,897	595,692
Total current assets	3,013,605	5,651,307

Intangible Assets, net	123,995	147,391
Goodwill	4,183,232	4,183,232
Total assets	$7,320,832	$9,981,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$817,641	$876,168
Commission liability	1,123	4,934
Senior secured debt, at fair value	3,809,864	-
Deferred revenue	649,689	477,058
Total current liabilities	5,278,317	1,358,160

Total liabilities	$5,278,317	$1,358,160

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025 respectively; 16,720,339 and 16,132,487 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	1,672	1,613
Additional paid-in capital	202,992,622	200,353,514
Accumulated deficit	(200,961,831)	(191,741,409)
Accumulated comprehensive income	10,052	10,052
Total stockholders’ equity	2,042,515	8,623,770
Total liabilities and stockholders’ equity	$7,320,832	$9,981,930

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues, net	$490,619	$1,444,599	$970,770	$1,740,855

Operating Expenses:

General and administrative	2,490,626	3,906,933	5,326,534	6,552,633
Research and development	2,047,636	1,978,871	4,160,823	3,977,534
Amortization	11,701	30,249	23,397	60,441
Total operating expenses	4,549,963	5,916,053	9,510,754	10,590,608

Loss from operations	(4,059,344)	(4,471,454)	(8,539,984)	(8,849,753)

Other Income (Expense):
Interest income	11,847	86,846	31,379	138,390
Interest expense, net	(7,659)	(171)	(10,087)	(12,883)
Debt issuance costs	(896,914)	-	(896,914)	-
Change in fair value of senior secured debt	195,184	-	195,184	-
Other income / (Expense), net	(697,542)	86,675	(680,438)	125,507

Net loss before income taxes	(4,756,886)	(4,384,779)	(9,220,422)	(8,724,246)

Income tax expense	-	-	-	-

Net loss	$(4,756,886)	$(4,384,779)	$(9,220,422)	$(8,724,246)

Net Loss Per Share - Basic and Diluted	$(0.29)	$(0.33)	$(0.56)	$(0.72)
Weighted Average Shares Outstanding - Basic and Diluted:	16,515,117	13,222,454	16,324,859	12,078,039

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Loss	$(4,756,886)	$(4,384,779)	$(9,220,422)	$(8,724,246)
Foreign currency translation gain / (loss)	-	122	-	(86)
Comprehensive loss	$(4,756,886)	$(4,384,657)	$(9,220,422)	$(8,724,332)

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, March 31, 2026	16,132,487	$1,613	$201,393,571	$(196,204,945)	$10,052	$5,200,291
Stock-based compensation	-	-	1,029,543	-	-	1,029,543
Common stock issued with senior secured debt	587,852	59	16,901	-	-	16,960
Warrants issued with senior secured debt, net of offering costs	-	-	353,357	-	-	353,357
Restricted Stock Awards	-	-	199,250	-	-	199,250
Net Loss	-	-	-	(4,756,886)	-	(4,756,886)
Foreign currency translation	-	-	-	-	-	-
Balances, June 30, 2026	16,720,339	1,672	202,992,622	(200,961,831)	10,052	2,042,515

Balances, March 31, 2025	10,920,909	$1,092	$185,766,847	$(178,147,996)	$9,910	$7,629,853
Stock-based compensation	-	-	546,868	-	-	546,868
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	531,313	-	-	531,313
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net Loss	-	-	-	(4,384,779)	-	(4,384,779)
Foreign currency translation	-	-	-		122	122
Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	(182,532,775)	$10,032	$12,993,724

Balances, December 31, 2025	16,132,487	$1,613	$200,353,514	$(191,741,409)	$10,052	$8,623,770
Stock-based compensation	-	-	1,870,350	-	-	1,870,350
Common stock issued with senior secured debt	587,852	59	16,901	-	-	16,960
Warrants issued with senior secured debt, net of offering costs	-	-	353,357	-	-	353,357
Restricted Stock Awards	-	-	398,500	-	-	398,500
Net Loss	-	-	-	(9,220,422)	-	(9,220,422)
Foreign currency translation	-	-	-	-	-	-
Balances, June 30, 2026	16,720,339	1,672	202,992,622	(200,961,831)	10,052	2,042,515

Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	1,001,207	-	-	1,001,207
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted Stock Award Issuance	200,000	20	-	-	-	20
Restricted Stock Award Vesting	-	-	531,313	-	-	531,313
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net Loss	-	-	-	(8,724,246)	-	(8,724,246)
Foreign currency translation	-	-	-	-	(86)	(86)
Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	$(182,532,775)	$10,032	$12,993,724

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,220,422)	$(8,724,246)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	2,268,850	1,532,540
Non-cash severance expense	-	206,000
Amortization expense	23,396	60,441
Provision for expected credit losses	-	576,038
Debt issuance costs	896,915	-
Fair value adjustment on senior secured debt	(195,184)	-
Amortization of debt discounts and issuance costs	-	4,116
Changes in operating assets and liabilities:
Accounts receivable	(560,943)	(1,557,917)
Contract assets	9,362	(137,211)
Deferred contract costs	64,046	(79,386)
Other current assets	(132,205)	(373,683)
Accounts payable and accrued expenses	(58,527)	(683,216)
Commissions liability	(3,811)	(151,463)
Deferred revenue	172,631	939,165
Net cash flows from operating activities	(6,735,892)	(8,388,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,700)
Net cash flows from investing activities	-	(1,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured debt	4,005,048
Proceeds from sale of bonus shares	21,854
Proceeds from sale of warrants	138,098
Proceeds from sale of common stock	-	10,239,136
Payment of financing and offering costs	(686,550)	(1,774,809)
Repayment of convertible notes	-	(245,000)
Net cash flows from financing activities	3,478,450	8,219,327

Effect of Foreign Currencies	-	(86)

Net Change in Cash	(3,257,442)	(171,281)
Cash, Beginning of the Period	4,608,073	8,471,561
Cash, End of the Period	$1,350,631	$8,300,280

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,952	$10,370
Placement-agent warrants issued, at fair value	$266,185	$864,165
Allocation of proceeds from senior secured debt to investor warrants and bonus shares	$159,952	$-
Cashless option and warrant exercises	$-	$438,000

See notes to consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., authID Enterprises Limited (formerly Ipsidy Enterprises Limited), and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of June 30, 2026, the Company had an accumulated deficit of approximately $201.0 million. For the six months ended June 30, 2026, the Company earned revenue of approximately $1.0 million, used $6.7 million to fund its operations, and incurred a net loss of approximately $9.2 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised net cash proceeds of approximately $3.5 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement.  Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the six months ended June 30, 2026 and 2025 because their effect was antidilutive:

Security	2026	2025
Warrants	5,596,328	719,965
Stock options	3,852,729	2,249,454
	9,449,057	2,969,419

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

For contracts with minimum annual fees, the Company generally recognizes the amount of revenue ratably over the contract year and records contract assets for the amount in excess of monthly contract billings relating to variable contract consideration. For certain contracts, the Company enters into an agreement which stipulates a minimum annual fee which is generally due at the end of the contract year, in excess of the amount of monthly billings. The Company may also require milestone payments of the minimum annual fee. The amount of any billed fees in excess of revenue recognized is recorded as deferred revenue. The Company accounts for price concessions as reductions to the transaction price under ASC 606. Price concessions represent implied or estimated future reductions in consideration that the Company expects to grant, based on known facts and circumstances, including customer usage patterns and strategic considerations. These concessions are treated as variable consideration and are included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty is resolved. The Company did not grant any concessions during the three months ended June 30, 2026 and 2025, respectively.

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

The Company had deferred revenue contract liabilities of approximately $650,000 and $477,000 as of June 30, 2026 and December 31, 2025 respectively for certain revenue that will be earned in future periods.

Remaining Performance Obligations

As of June 30, 2026, the Company’s Remaining Performance Obligation (RPO) was $1.79 million, of which $0.65 million is recorded as deferred revenue and $1.13 million is related to other non-cancellable contracted amounts. The Company expects approximately 72% of the RPO to be recognized as revenue over the twelve months ending June 30, 2027, based on contractual commitments and expected usage patterns However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the timing of recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

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

The Company evaluates its accounts receivable and contract assets balances using the Current Expected Credit Loss (“CECL”) model in accordance with ASC 326. The Company routinely reviews its accounts receivable and contract assets and uses a risk-based probability-weighted approach to record provisions. However, those provisions are estimates and actual results could differ from those estimates, and those differences may be material.

The Company had no allowance for credit losses as of June 30, 2026 and December 31, 2025 respectively. Credit loss write-offs during the three and six months ended June 30, 2026 were $0. Credit loss write-offs during the three and six months ended June 30, 2025 were $43,456 and $193,176 respectively.

Concentration of Risks

The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and accounts receivable.

The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances are generally in excess of the amounts insured by FDIC. At June 30, 2026, the Company had approximately $1.35 million in funds in the United States which are approximately $1.1 million in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured.

The Company’s revenue is also exposed to concentration risk:

For the six months ended June 30, 2026, three customers represented 79% of revenue

For the six months ended June 30, 2025, two customers represented 73% of revenue

For the three months ended June 30, 2026, three customers represented 77% of revenue.

For the three months ended June 30, 2025, one customer represented 76% of revenue.

As of June 30, 2026, one customer accounted for 70% of the Company’s gross accounts receivable.

As of December 31, 2025, two customers accounted for 72% of the Company’s accounts receivable.

As of June 30, 2026, two customers accounted for 69% of the Company’s remaining performance obligation.

As of December 31, 2025, two customers accounted for 84% of the Company’s remaining performance obligation.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reversals recorded in the six months ended June 30, 2026 reflect commission claw-backs for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the six months ended June 30, 2026:

Deferred
Contract Costs

Carrying Value at December 31, 2025	$199,380
Additions	4,172
Reductions	-
Amortization	(68,218)
Carrying Value at June 30, 2026	$135,334

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Prepaid third-party and related party services	$406,407	$246,964
Prepaid insurance	321,490	164,836
Commissions advances	-	183,892
	$727,897	$595,692

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the six months ended June 30, 2026:

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2025	$50,147	$97,244	$147,391
Additions	-	-	-
Amortization	(14,201)	(9,195)	(23,396)
Carrying Value at June 30, 2026	$35,946	$88,049	$123,995

The following is a summary of intangible assets as of June 30, 2026:

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,803,273	$183,899	$1,987,172
Accumulated amortization	(1,767,327)	(95,850)	(1,863,177)
Carrying Value at June 30, 2026	$35,946	$88,049	$123,995

Amortization expense totaled approximately $23,000 and $60,000 for the six months ended June 30, 2026, and 2025, respectively.

Future expected amortization of intangible assets is as follows:

2026 (Remainder of the Year)	$20,631
2027	37,242
2028	24,057
2029	18,389
2030	15,169
Thereafter	8,507
$123,995

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of June 30, 2026.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Trade payables	$246,180	$346,709
Accrued payroll and related obligations	284,242	284,242
Other accrued expenses	287,219	245,217
	$817,641	$876,168

NOTE 5 – SENIOR SECURED DEBT

On April 29, 2026, the Company entered into a private placement (the “April 2026 Offering”) pursuant to Securities Purchase Agreements dated as of April 29, 2026 (the “April 2026 Purchase Agreement”) with certain accredited investors (the “April 2026 Investors”). The Company issued and sold an aggregate of $4,165,000 principal amount of its Senior Secured Debt (the “April 2026 Debentures”) together with accompanying Stock Purchase Warrants (the “April 2026 Warrants”).

The April 2026 Debentures are senior secured obligations of the Company, maturing six months from issuance (October 2026). The Debentures do not bear interest. The obligations under the Debentures are secured by a first-priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of April 29, 2026, subject only to customary permitted liens.

The Company issued April 2026 Warrants to purchase a number of shares of the Company’s common stock equal to 1 share per $1.00 principal amount invested by each investor, at an exercise price of $1.50 per share. The April 2026 Warrants have a five-year term from issuance, are exercisable beginning six months after issuance, and include a cashless exercise provision. The April 2026 Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one Director) as elected by each individual April 2026 Investor.

In addition to the April 2026 Debentures and April 2026 Warrants, the Company issued to the April 2026 Investors “Fee Shares” in lieu of fees and interest equal to 15% of the principal amount invested by each investor divided by $1.00 (or the Nasdaq Consolidated Closing Bid Price if the April 2026 Investor is a director of the Company. See Note 6).

The Company entered into a Registration Rights Agreement with the April 2026 Investors pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the April 2026 Warrants and the Fee Shares (the “Registrable Securities”). On July 15, 2026 the Company filed a registration statement on Form S-1 registering the Registrable Securities.

The April 2026 Debentures contain a most-favored-nation provision with respect to subsequent financings and provide for automatic conversion into securities issued in a subsequent financing on substantially similar economic terms (subordinate in right of payment and priority to the security issued to the lead investor in the subsequent financing).

The aggregate shares of common stock issuable pursuant to the April 2026 Debentures (upon conversion) and the Fee Shares, together with the Warrant Shares (if applicable), shall not exceed 19.99% of the Company’s outstanding common stock immediately prior to the date of the April 2026 Purchase Agreement without stockholder approval, in accordance with Nasdaq Listing Rule 5635.

Additionally, the Company issued placement agent warrants representing approximately 7% warrant coverage of the aggregate financing amount as compensation for placement agent services.

The Company elected the fair value option under ASC 825, Financial Instruments, for the April 2026 Debentures. Accordingly, the April 2026 Debentures are carried at fair value with changes in fair value recognized in earnings in each reporting period. The Company estimated the fair value of the April 2026 Debentures using a probability-weighted expected return methodology that considered the contractual terms of the instrument and potential future financing outcomes, including expected financing scenarios, conversion outcomes, repayment probabilities, expected volatility and market participant discount rates. The fair value measurement of the April 2026 Debentures is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs.

The Company determined that the April 2026 Warrants and Fee Shares represented separate freestanding equity instruments and allocated proceeds received in the April 2026 Offering among the April 2026 Debentures, April 2026 Warrants and Fee Shares based on their relative fair values at issuance. The Company estimated the fair value of the April 2026 Warrants using the Black-Scholes option pricing model. Significant assumptions used in the valuation included the Company’s common stock price, the $1.50 exercise price, expected volatility, risk-free interest rate, contractual term and expected dividends. Expected volatility was based primarily on the historical volatility of the Company’s common stock.

The following table summarizes the proceeds allocation at issuance:

April 29, 2026

Debt	$4,005,008
Warrants	138,098
Bonus shares	21,854
$4,165,000

As of June 30, 2026, the Company utilized the most recent valuation available to estimate the fair value of the April 2026 Debentures. Changes in the fair value of the April 2026 Debentures are recognized in other income (expense), net in the accompanying consolidated statements of operations.

The Company estimated the fair value of the April 2026 Warrants using the Black-Scholes option pricing model. The valuation incorporated the market price of the Company’s common stock as of the valuation date, the contractual exercise price of $1.50 per share, the remaining contractual term of the warrants, expected volatility based primarily on the historical volatility of the Company’s common stock, the applicable risk-free interest rate, and an assumed dividend yield of zero percent.

NOTE 6 – FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurement. ASC 820 establishes a three-level hierarchy for disclosure of fair value measurements based on the observability of inputs used in measuring fair value. These levels are:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company elected the fair value option under ASC 825 for the April 2026 Debentures. The April 2026 Debentures are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the April 2026 Debentures was $3,809,864 as of June 30, 2026. During the six months ended June 30, 2026, the Company recognized a change in fair value of $195,184, which is included in other income (expense), net in the accompanying consolidated statements of operations.

The following table summarizes the changes in the fair value of the Company’s Level 3 senior secured debt during the six-month period ended June 30, 2026, which were measured at fair value on a recurring basis:

June 30,
2026

Balance as of January 1, 2026	$-
Senior Secured Debt	4,005,048
Change in fair value	(195,184)
Balance as of June 30, 2026	$3,809,864

NOTE 7 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On September 26, 2025 and on April 13, 2026, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $42,000 per month through June 6, 2026, reduced to $13,500 per month effective June 7, 2026.

Total expense incurred under this contract during the three and six months ended June 30, 2026 was approximately $106,000 and $232,000, respectively. Total expense incurred under this contract during the three and six months ended June 30, 2025 was approximately $210,000 and $420,000, respectively.

On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month.

Executive Officers

On May 27, 2026 the Company made grants of options to Mr. Rhoniel Daguro to acquire 800,248 shares of common stock, to Mr. Thomas Szoke to acquire 133,000 shares of common stock, to Mr. Ed Sellitto to acquire 132,000 shares of common stock and to Mr. Erick Soto to acquire 15,000 shares of common stock each at an exercise price of $1.24 and exercisable for a period of ten years, vesting over a period of twelve months. The grant of 800,248 options to Mr. Daguro is by way of retention incentive, as to whom the Compensation Committee agreed to grant options to bring his aggregate equity interest up to an amount equal to 6% of the Company’s outstanding stock, after taking into account the shares issued and to be issued under the current financing rounds. Grants were made under the 2024 Equity Incentive Plan (the “2024 Plan”) and 2026 Equity Incentive Plan (the “2026 Plan”). All such grants under the 2026 Plan were subject to approval of the 2026 Plan by the stockholders and such approval was granted at the 2026 Annual Meeting of the Company held on July 6, 2026.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the three and six months ended June 30, 2026, Dale Daguro earned approximately $55,000 and $109,000 in base salary and sales commission.

April 2026 Debentures Offering

On April 29, 2026, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which it issued Debentures with an aggregate principal amount of approximately $4.2 million (See Note 5). A trust for the benefit of Mr. Garchik’s spouse invested $1,000,000 and received a Debenture for that amount, warrants for 1,000,000 shares and 120,482 shares at a price of $1.245 per share. Mr. Garchik was a director of the Company until July 6, 2026. Mr. Jisser, a director of the Company, invested $250,000 and received a Debenture for that amount, warrants for 250,000 shares and 30,120 shares at a price of $1.245 per share.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

During the six months ended June 30, 2026, shares of common stock were issued to investors as a result of the following transactions:

●	As of April 29, 2026 pursuant to Securities Purchase Agreements in a senior secured debenture offering, the Company issued 587,852 shares of common stock to investors in lieu of fees and interest representing offering costs related to cash gross proceeds of approximately $4.2 million (or approximately $3.5 million, net of offering costs).

During the six months ended June 30, 2025, shares of common stock were issued to investors as a result of the following transactions:

●	On April 1, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,811,120 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $8.2 million (or approximately $6.8 million, net of offering costs).

●	On April 16, 2025, the Company issued 200,000 shares of common stock under restricted stock awards (“RSAs”) to non-employee advisors pursuant to advisory agreements.

●	On May 7, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 373,060 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $2.1 million (or approximately $1.6 million, net of offering costs).

●	The Company issued 27,838 shares in lieu of a cash severance payment.

●	The Company issued 110,813 shares of common stock, upon the cashless exercise of warrants.

Warrants

During the six months ended June 30, 2026, warrants were issued as a result of the following transactions:

●	On April 29, 2026, in connection with their placement agent services, the Company issued 291,550 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $1.00 per share.

●	On April 29, 2026, in connection with a senior secured debenture offering, the Company issued 4,165,000 common stock warrants to investors with a term of 5 years and an exercise price of $1.50 per share.

During the six months ended June 30, 2025, warrants were issued as a result of the following transactions:

●	On April 1, 2025, in connection with their placement agent services, the Company issued 91,556 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On April 1, 2025, in connection with their placement agent services, the Company issued 80,999 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 22,702 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 14,762 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $5.60 per share

On April 22, 2025, a warrant holder exercised 187,500 warrants in a cashless exercise. The warrants were previously expensed at their fair value of $438,000.

The following is a summary of the Company’s warrant activity for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life
Outstanding, December 31, 2025	1,139,778	$4.36	4.0 Years
Granted	4,456,550	$1.47	4.8
Exercised/Cancelled	-	$-	-
Outstanding, June 30, 2026	5,596,328	$2.06	4.6 Years

Restricted Stock Awards

On April 16, 2025, the Company granted 200,000 restricted stock awards (RSAs) at par value to non-employee advisors under advisory agreements. The awards were issued on the grant date and vest in four equal tranches of 50,000 shares each: (i) immediately upon execution, (ii) six months later, (iii) twelve months later, and (iv) eighteen months later. The Company has the option to repurchase all or a portion of unvested shares in the event that the advisors voluntarily cease to serve as an advisor of the Company. The fair value per share on the grant date was $7.97, resulting in a total grant-date fair value of $1,594,000. As of June 30, 2026, $1,394,750 of fair value was recognized as expense of which $398,500 was recognized during the year ended June 30, 2026, with $199,250 remaining in deferred compensation to be recognized through September 2026.

The following is a summary of the Company’s RSA activity for the six months ended June 30, 2026:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Price
Outstanding, December 31, 2025	100,000	$7.97
Granted	-	$-
Vested	(50,000)	$7.97
Outstanding, June 30, 2026	50,000	$7.97

Stock Options

During the six months ended June 30, 2026, the Company granted a total of 1,573,748 options to certain new and existing employees at an exercise price of $1.24 per share.

Activity related to stock options for the three months ended June 30, 2026 is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, December 31, 2025	2,391,683	$11.66	7.6	$-
Granted	1,573,748	1.24	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(112,702)	5.50		-
Outstanding, June 30, 2026	3,852,729	7.37	8.2	-
Exercisable, June 30, 2026	1,737,517	10.46	6.9	-

The following table summarizes stock option information as of June 30, 2026:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$1.24 – $2.00	1,573,748	9.9	131,146
$2.01 – $10.00	1,862,527	8.0	1,283,043
$10.01 – $15.00	42,578	0.4	42,578
$15.01 – $20.00	43,749	1.1	43,750
$20.01 – $25.00	129,952	2.7	128,368
$25.01 – $121.28	200,175	3.9	108,632
	3,852,729	8.2	1,737,517

Total stock-option based compensation expense incurred under this contract during the three and six months ended June 30, 2026 was approximately $1.0 and $1.9 million, respectively. Total stock-option based compensation expense incurred under this contract during the three and six months ended June 30, 2025 was approximately $0.5 and $1.0 million, respectively. As of June 30, 2026, there was approximately $3.0 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2026 through 2028.

On May 12, 2026, the Board of Directors adopted the 2026 Plan subject to approval of the stockholders. The Board of Directors has reserved 3,500,000 shares of common stock for issuance under the 2026 Plan, in addition to (a) the balance of the shares which were not allocated to awards under the Company’s 2024 Plan and (b) any shares which are forfeited or cancelled under awards granted under the 2024 Incentive Plan, or other prior or subsequent compensation plans, or otherwise, shall become available for issuance under the 2026 Plan. On May 27, 2026, the Compensation Committee of the Board granted 289,000 options under the 2024 Plan and 1,284,748 options under the 2026 Plan at an exercise price of $1.24 per share to Executives (See Note 6) and employees of the Company. All such grants under the 2026 Plan were subject to approval of the 2026 Plan by the stockholders and such approval was granted at the 2026 Annual Meeting of the Company held on July 6, 2026.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of June 30, 2026 and 2025.

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

Executive Compensation

As of June 30, 2026, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

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

NOTE 11 – SUBSEQUENT EVENTS

At the 2026 Annual Meeting of the Company held on July 6, 2026, the six directors nominated were re-elected by the stockholders and the stockholders approved the 2026 Plan. On August 3, 2026 Mr. Kunal Mehta resigned as director for personal reasons.

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

Key Customer Benefits

Our solution allows our enterprise customers to:

●	Verify and Authenticate users. Customers can use the authID platform not only to verify the identity of new users, but also to authenticate those users seamlessly on an ongoing basis to enable quick, secure logins and transaction authentications.

●	Benefit from high-speed processing. Our solution returns a very low-latency response, key to enabling high-volume use cases (such as logins and high-value transactions) and providing a frictionless user experience.

●	Precisely and accurately identify their consumers and employees, giving the enterprise complete confidence in who is accessing their digital assets

●	Provide a seamless user experience in terms of speed and self-guided flow, so that even users who are not tech-savvy are easily able to complete the identity verification and authentication processes

●	Support a wide variety of devices. Our cloud-based service is device agnostic and may be used to verify or authenticate users on any device with a camera, including shared devices, digital kiosks, etc.

●	Integrate quickly and easily. We offer pre-integrated OIDC connections as well as integrations with several leading Identity and Access Management solutions.

●	Offer broad identity document coverage. We can verify identities using a wide spectrum of government-issued documents from around the world.

●	Perform secure biometric verification & authentication without the need to store biometric data. Our PrivacyKey technology removes the need to store any biometric data in order to perform verification or authentication transactions. PrivacyKey verification and authentication is seamlessly delivered through either a web or mobile applications with a response time of less than 700ms.

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

We plan to grow our business by increasing the use of our services by our existing customers, by adding new customers through our direct sales force, channel partners and by expanding into new markets and innovation. If we are successful in these efforts, we would expect our revenue to continue to grow.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of June 30, 2026, the Company had an accumulated deficit of approximately $201.0 million. For the six months ended June 30, 2026, the Company earned revenue of approximately $1.0 million, used $6.7 million to fund its operations, and incurred a net loss of approximately $9.2 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised a total of cash proceeds of approximately $3.5 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement.  Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, debt issuance costs and changes in fair value, (2) interest income, (3) severance cost, (4) amortization, (5) stock-based compensation expense and certain other items management believes affect the comparability of operating results. Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Although amortization is non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to our GAAP results.

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss from continuing operations	$(4,756,886)	$(4,384,779)	$(9,220,422)	$(8,724,246)

Addback:

Interest expense, net	7,659	171	10,087	12,883
Interest income	(11,847)	(86,846)	(31,379)	(138,390)
Debt issuance costs	896,914	-	896,914	-
Change in fair value of senior secured debt	(195,184)		(195,184)
Severance cost	164,420	-	164,420	-
Amortization	11,701	30,249	23,397	60,441
Stock compensation	1,228,794	1,078,201	2,268,850	1,532,540
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,654,429)	$(3,363,004)	$(6,083,317)	$(7,256,772)

Revenues, net

During the three and six months ended June 30, 2026, the Company’s revenues were approximately $0.5 million and $1.0 million, respectively, compared to approximately $1.4 million and $1.7 million, respectively, in the three and six months ended June 30, 2025. The year over year decline was due to contract concessions made in the third quarter of 2025 for two customer contracts which resulted in lower revenue in 2026.

General and administrative expenses

During the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, general and administrative expense decreased by approximately $1.4 million and $1.2 million, respectively.

In April 2026, the Company’s implemented a cost reduction initiative in order to reduce expenses and cash requirements and re-balance staffing levels to better align with the evolving needs of the Company (the “Cost Reduction Initiative”). Under the Cost Reduction Initiative, 18 employees and 10 contractors have left the Company. For the six months ended June 30, 2026, the Company incurred approximately $0.2 million of severance expenses.

The year-over-year decrease was driven by headcount and vendor-related expense reductions from the Q2 Cost Reduction Initiative.

Research and development expenses

During the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, research and development expenses increased by approximately $0.1 million and $0.2 million, respectively. The increase was due to increased stock-based compensation and severance expense, partially offset by the initial impact from the Q2 Cost Reduction Initiative.

Amortization expense

Amortization expense remained flat during the three and six months ended June 30, 2026 compared to June 30, 2025.

Other Income (Expense)

During the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, other expense, net increased by approximately $0.8 million. The increase was primarily due to debt issuance costs of approximately $0.9 million incurred in connection with the April 2026 Debentures Offering and lower interest income, partially offset by a gain related to the change in fair value of senior secured deb.

Liquidity and Capital Resources

The Company has approximately $1.4 million of cash on hand and approximately ($2.3) million of working capital deficit as of June 30, 2026 mostly due to the $3.8 million in short term senior secured debt.

Cash used in operating activities was approximately $6.7 million and $8.4 million in the six months ended June 30, 2026 and 2025, respectively.

Cash used in investing activities for the six months ended June 30, 2026 was $0.0 million, compared with $0.0 million for the six months ended June 30, 2025, for the payment of patent costs.

Cash provided by financing activities in the six months ended June 30, 2026 consisted of approximately $3.5 million in net proceeds from the sale of Senior Secured Debentures.

Cash provided by financing activities in the six months ended June 30, 2025 consisted of approximately $8.2 million in proceeds from the sale of common stock, net of offering costs.

In 2026, the Company will need to raise additional funds to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of June 30, 2026 and 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

April 2026 Debentures Offering

On April 29, 2026, the Company entered into a private placement (the “April 2026 Offering”) pursuant to Securities Purchase Agreements dated as of April 29, 2026 (the “April 2026 Purchase Agreement”) with certain accredited investors (the “April 2026 Investors”). The Company issued and sold an aggregate of $4,165,000 principal amount of its Senior Secured Debentures (the “April 2026 Debentures”) together with accompanying Stock Purchase Warrants (the “April 2026 Warrants”).

The April 2026 Debentures are senior secured obligations of the Company, maturing six months from issuance (October 2026). The Debentures do not bear interest. The obligations under the Debentures are secured by a first-priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of April 29, 2026, subject only to customary permitted liens.

The Company issued April 2026 Warrants to purchase a number of shares of the Company’s common stock equal to 1 share per $1.00 principal amount invested by each investor, at an exercise price of $1.50 per share. The April 2026 Warrants have a five-year term from issuance, are exercisable beginning six months after issuance, and include a cashless exercise provision. The April 2026 Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one Director) as elected by each individual April 2026 Investor.

In addition to the April 2026 Debentures and April 2026 Warrants, the Company issued to the April 2026 Investors “Fee Shares” in lieu of fees and interest equal to 15% of the principal amount invested by each investor divided by $1.00 (or the Nasdaq Consolidated Closing Bid Price if the April 2026 Investor is a director of the Company).

The Company entered into a Registration Rights Agreement with the April 2026 Investors pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the April 2026 Warrants and the Fee Shares (the “Registrable Securities”). On July 15, 2026 the Company filed a registration statement on Form S-1 registering the Registrable Securities.

The April 2026 Debentures contain a most-favored-nation provision with respect to subsequent financings and provide for automatic conversion into securities issued in a subsequent financing on substantially similar economic terms (subordinate in right of payment and priority to the security issued to the lead investor in the subsequent financing).

The aggregate shares of common stock issuable pursuant to the April 2026 Debentures (upon conversion) and the Fee Shares, together with the Warrant Shares (if applicable), shall not exceed 19.99% of the Company’s outstanding common stock immediately prior to the date of the April 2026 Purchase Agreement without stockholder approval, in accordance with Nasdaq Listing Rule 5635.

The securities offered and sold in the April 2026 Offering were issued and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The April 2026 Investors represented that they are accredited investors within the meaning of Rule 501(a) of Regulation D.

Additionally, the Company issued placement agent warrants representing approximately 7% warrant coverage of the aggregate financing amount as compensation for placement agent services and paid the placement agents cash commission and expenses totaling $646,550.

The net proceeds of the April 2026 Offering totaling approximately $3.5 million will be used for working capital and general corporate purposes.

Stock Options

On May 27, 2026 the Company granted 1,284,748 options under the 2026 Plan at an exercise price of $1.24 per share to Executives (See Note 6) and employees of the Company. All such grants under the 2026 Plan were subject to approval of the 2026 Plan by the stockholders and such approval was granted at the 2026 Annual Meeting of the Company held on July 6 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (27)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Faculty Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (10)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (10)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (11)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (12)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (12)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (12)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (12)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (14)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (15)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (17)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (17)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (17)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC

10.27 (18)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (19)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (21)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (21)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (21)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (23)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.
10.33 (22)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (22)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (24)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (24)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (24)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (24)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (24)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (24)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (24)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (25)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (25)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46 (26)	Form of Director Appointment Letter
10.47 (27)**	Agreement dated September 26, 2025 between The Pipeline Group, Inc. and authID Inc.
10.48 (28)	Form of Securities Purchase Agreement, dated as of November 21, 2025, between the Company and accredited investors
10.49 (28)	Form of Pre-Funded Warrant dated November 24, 2025
10.50 (28)	Engagement Agreement dated as of November 20, 2025 between the Company and Madison Global Partners, LLC
10.51 (28)	Placement Agency Agreement between the Company and Dominari Securities LLC dated November 21, 2025
10.52 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC
10.53 (28)	Stock Purchase Warrant issued to Dominari Securities LLC
10.54 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated November 20, 2025
10.55 (31)**	Agreement dated April 13, 2026 between The Pipeline Group, Inc. and authID Inc.
10.56 (30)	Form of Securities Purchase Agreement dated April 29, 2026
10.57 (30)	Form of Senior Secured Debenture
10.58 (30)	Form of Stock Purchase Warrant
10.59 (30)	Form Security Agreement dated April 29, 2026
10.60 (30)	Form Registration Rights Agreement dated April 29, 2026
10.61 (32)	authID Inc. 2026 Equity Incentive Plan
14.1 (16)	Code of Ethics
19 (23)	Insider Trading Policy
21.1(29)	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (16)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (20)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.

(16)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.

(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.

(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.

(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on August 14, 2025

(27)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 12, 2025

(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 24, 2025

(29)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 31, 2026.

(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 1, 2026.

(31)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 14, 2026

(32)	Incorporated by reference to the Form DEF14A filed with the Securities Exchange Commission on June 1, 2026

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
Dated: August 14, 2026