Form 10-Q
period 2026-09-30
authID Inc.
filed 2026-11-12
CIK 1534154

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2026
Common Stock, par value $0.0001	16,720,339 shares

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part II. Item 1A. Risk Factors also appear in our Annual Report on Form 10-K for the year ended December 31, 2025 and our other filings with the Securities and Exchange Commission. Some examples of risk factors which may affect our business are as follows:

●	our lack of significant revenues, positive cash flow and history of losses,

●	market acceptance of our products and competition;

●	our ability to attract and retain customers for existing and new products;

●	our ability to effectively maintain and update our technology and product and service portfolio;

●	our reliance on third party software and developers;

●	breaches of network or IT security and presentation attacks;

●	our ability to hire and retain key personnel and additional talent, including following the transition to an interim Chief Executive Officer, and the outcome of our evaluation of strategic and financing alternatives;

●	our ability to raise capital under acceptable terms, to repay or refinance our senior secured debentures at maturity and to obtain stockholder approval under Nasdaq Listing Rule 5635 of the issuance of shares upon conversion of our debentures and exercise of our warrants;

●	our ability to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market, including the minimum Stockholders’ Equity and minimum bid price requirements, and to effect a reverse stock split if required;

●	our ability to adequately protect our intellectual property, or the loss of some of our intellectual property rights through costly litigation or administrative proceedings;

●	our ability to operate in non-US markets;

●	the impact of the wars in Ukraine and the Middle East;

●	stock price and market volatility and the risk of securities litigation;

●	legislation and government regulation; and

●	general economic conditions, inflation and access to capital.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current Assets:
Cash	$954,483	$4,608,073
Accounts receivable	222,549	238,800
Contract assets	-	9,362
Deferred contract costs	86,305	199,380
Other current assets	529,820	595,692
Total current assets	1,793,157	5,651,307

Intangible Assets, net	113,680	147,391
Goodwill	4,183,232	4,183,232
Total assets	$6,090,069	$9,981,930

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$836,320	$876,168
Commission liability	15,690	4,934
Deferred revenue	1,382,574	477,058
Senior secured debt, at fair value	4,395,098	-
Total current liabilities	6,629,682	1,358,160

Total liabilities	$6,629,682	$1,358,160

Commitments and Contingencies (Note 9)

Stockholders’ (Deficit) Equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2026 and December 31, 2025 respectively; 16,720,339 and 16,132,487 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	1,672	1,613
Additional paid-in capital	204,489,844	200,353,514
Accumulated deficit	(205,041,181)	(191,741,409)
Accumulated comprehensive income	10,052	10,052
Total Stockholders’ (Deficit) Equity	(539,613)	8,623,770
Total liabilities and Stockholders’ (Deficit) Equity	$6,090,069	$9,981,930

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues, net	$279,155	$596,337	$1,249,925	$2,337,192
Discount and concessions	(16,000)	(702,483)	(16,000)	(702,483)
Total revenues, net	263,155	(106,146)	1,233,925	1,634,709

Operating Expenses:
General and administrative	2,075,155	3,325,452	7,401,689	9,878,085
Research and development	1,343,923	1,785,387	5,504,747	5,762,921
Amortization	10,315	16,034	33,711	76,475
Total operating expenses	3,429,393	5,126,873	12,940,147	15,717,481

Loss from operations	(3,166,238)	(5,233,019)	(11,706,222)	(14,082,772)

Other Income (Expense):
Interest income	1,952	61,657	33,332	200,047
Interest expense, net	(5,881)	(1,959)	(15,968)	(14,842)
Warrants modification	(347,407)	-	(347,407)	-
Commitment fee warrants	(221,250)	-	(221,250)	-
Debt issuance costs	(55,292)	-	(952,207)	-
Change in fair value of senior secured debt	(285,234)	-	(90,050)	-
Other income / (expense), net	(913,112)	59,698	(1,593,550)	185,205

Net loss before income taxes	(4,079,350)	(5,173,321)	(13,299,772)	(13,897,567)
Income tax expense	-	-	-	-
Net loss	$(4,079,350)	$(5,173,321)	$(13,299,772)	$(13,897,567)

Net Loss Per Share - Basic and Diluted	$(0.24)	$(0.38)	$(0.81)	$(1.11)
Weighted Average Shares Outstanding - Basic and Diluted:	16,720,339	13,443,740	16,458,134	12,538,275

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Loss	$(4,079,350)	$(5,173,321)	$(13,299,772)	$(13,897,567)
Foreign currency translation gain / (loss)	-	21	-	(65)
Comprehensive loss	$(4,079,350)	$(5,173,300)	$(13,299,772)	$(13,897,632)

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balances, June 30, 2026	16,720,339	$1,672	$202,992,622	$(200,961,831)	$10,052	$2,042,515
Stock-based compensation	-	-	716,023	-	-	716,023
Placement Agent warrants	-	-	13,292	-	-	13,292
Warrants modification	-	-	347,407	-	-	347,407
Commitment fee warrants	-	-	221,250	-	-	221,250
Restricted stock awards	-	-	199,250	-	-	199,250
Net loss	-	-	-	(4,079,350)	-	(4,079,350)
Balances, September 30, 2026	16,720,339	$1,672	$204,489,844	$(205,041,181)	$10,052	$(539,613)

Balances, June 30, 2025	13,443,740	$1,344	$195,515,123	$(182,532,775)	$10,032	$12,993,724
Stock-based compensation	-	-	827,315	-	-	827,315
Restricted stock awards vesting	-	-	265,667	-	-	265,667
Net loss	-	-	-	(5,173,321)	-	(5,173,321)
Foreign currency translation	-	-	-	-	21	21
Balances, September 30, 2025	13,443,740	$1,344	$196,608,105	(187,706,096)	$10,053	$8,913,406

Balances, December 31, 2025	16,132,487	$1,613	$200,353,514	$(191,741,409)	$10,052	$8,623,770
Stock-based compensation	-	-	2,586,373	-	-	2,586,373
Common stock issued with senior secured debt	587,852	59	16,901	-	-	16,960
Warrants issued with senior secured debt, net of offering costs	-	-	366,649	-	-	366,649
Warrants modification	-	-	347,407	-	-	347,407
Commitment fee warrants	-	-	221,250	-	-	221,250
Restricted stock awards	-	-	597,750	-	-	597,750
Net loss	-	-	-	(13,299,772)	-	(13,299,772)
Balances, September 30, 2026	16,720,339	$1,672	$204,489,844	$(205,041,181)	$10,052	$(539,613)

Balances, December 31, 2024	10,920,909	$1,092	$185,312,508	$(173,808,529)	$10,118	$11,515,189
Stock-based compensation	-	-	1,828,522	-	-	1,828,522
Sale of common stock for cash, net of offering costs	2,184,180	218	8,464,109	-	-	8,464,327
Issuance of Common Stock for severance	27,838	3	205,997	-	-	206,000
Restricted stock award Issuance	200,000	20	-	-	-	20
Restricted stock award Vesting	-	-	796,980	-	-	796,980
Cashless warrants exercise	110,813	11	(11)	-	-	-
Net loss	-	-	-	(13,897,567)	-	(13,897,567)
Foreign currency translation	-	-	-	-	(65)	(65)
Balances, September 30, 2025	13,443,740	$1,344	$196,608,105	$(187,706,096)	$10,053	$8,913,406

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,299,772)	$(13,897,567)
Adjustments to reconcile net loss with cash flows from operations:
Stock-based compensation	3,184,123	2,625,522
Non-cash severance expense	-	206,000
Amortization expense	33,711	76,475
Provision for expected credit losses	-	795,900
Credit losses write-off	-	(896,620)
Debt issuance costs	910,207	-
Fair value adjustment on senior secured debt	90,050	-
Commitment fee warrants	221,250	-
Warrant modification expense	347,407	-
Amortization of debt discounts and issuance costs	-	4,116
Changes in operating assets and liabilities:
Accounts receivable	16,251	7,279
Contract assets	9,362	325,510
Deferred contract costs	113,075	387,374
Other current assets	65,872	(524,160)
Accounts payable and accrued expenses	(39,848)	(765,064)
Commissions liability	10,756	(450,573)
Deferred revenue	905,516	316,343
Net cash flows from operating activities	(7,432,040)	(11,789,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	-	(1,700)
Net cash flows from investing activities	-	(1,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior secured debt	4,305,048	-
Proceeds from sale of fee shares	21,854	-
Proceeds from sale of warrants	138,098	-
Proceeds from sale of common stock	-	10,239,136
Payment of financing and offering costs	(686,550)	(1,774,809)
Repayment of convertible notes	-	(245,000)
Net cash flows from financing activities	3,778,450	8,219,327

Effect of Foreign Currencies	-	(65)

Net Change in Cash	(3,653,590)	(3,571,903)
Cash, Beginning of the Period	4,608,073	8,471,561
Cash, End of the Period	$954,483	$4,899,658

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,053	$10,370
Placement-agent warrants issued at fair value	$279,477	$864,165
Allocation of proceeds from sr. secured debt to investor warrants and fee shares	$159,952	$-
Cashless option and warrant exercises	$-	$438,000

See notes to condensed consolidated financial statements.

authID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

In the opinion of Management, the accompanying condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for future periods or the full year.

The consolidated financial statements include the accounts of authID Inc. and its wholly-owned subsidiaries ID Solutions, Inc., Innovation in Motion Inc., FIN Holdings Inc., authID Enterprises Limited (formerly Ipsidy Enterprises Limited), and authID Gaming Inc. (collectively the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of September 30, 2026, the Company had an accumulated deficit of approximately $205.0 million. For the nine months ended September 30, 2026, the Company earned revenue of approximately $1.2 million, used $7.4 million to fund its operations, and incurred a net loss of approximately $13.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised a total of cash proceeds of approximately $3.5 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement. In September 2026, the Company raised an additional $0.3 million through a Backstop Commitment Agreement (the “Backstop Agreement”) with certain of its existing investors in the Senior Secured Debentures to support its near-term operating needs. In October 2026, the Company raised a further $1.35 million in gross proceeds from the sale of Senior Secured Convertible Debentures and warrants in a private placement, the holders of the April 2026 Debentures agreed to extend the maturity of those debentures from October 29, 2026 to February 28, 2027, (See Note 11 – Subsequent Events) and the Company received $1.0 million under a non-exclusive license of its biometric identity technology. On February 28, 2027, an aggregate of $5,815,000 principal amount of senior secured convertible debentures will become due unless previously converted into common stock, which conversion is subject to stockholder approval under Nasdaq Listing Rule 5635. The Company has also announced that it is evaluating strategic and financing alternatives. Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes and stock warrants, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options, warrants and conversion of convertible notes. Diluted EPS excludes all potential dilutive common shares if their effect is anti-dilutive. The following potentially dilutive securities were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2026 and 2025 because their effect was antidilutive:

Security	2026	2025
Warrants	6,813,971	719,965
Stock options	3,628,140	2,463,480
Convertible Debt	11,750,000	-
	22,192,111	3,183,445

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

The Company had deferred revenue contract liabilities of approximately $1.4 million and $0.5 million as of September 30, 2026 and December 31, 2025 respectively for certain revenue that will be earned in future periods.

Remaining Performance Obligations

As of September 30, 2026, the Company’s Remaining Performance Obligation (RPO) was $3.03 million, of which $1.38 million is recorded as deferred revenue and $1.65 million is related to other non-cancellable contracted amounts. The Company expects approximately 74% of the RPO to be recognized as revenue over the twelve months ending September 30, 2027, based on contractual commitments and expected usage patterns. However, the amount and timing of revenue recognition are generally dependent upon customers’ future consumption, which is inherently variable at customers’ discretion. Furthermore, the Company does not have sufficient historical information to estimate the timing of recognition of revenue due to its current operations and has approximated such amount based on discussions with the contracted parties.

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

The Company had no allowance for credit losses as of September 30, 2026 and December 31, 2025. There were no credit loss write-offs during the three and nine months ended September 30, 2026. Credit loss write-offs during the three and nine months ended September 30, 2025 were $703,444 and $896,620, respectively.

Concentration of Risks

The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and accounts receivable.

The Company’s cash is deposited at financial institutions and cash balances held in United States (“US”) bank accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances are generally in excess of the amounts insured by FDIC. At September 30, 2026, the Company had approximately $1.0 million in funds in the United States which are approximately $0.7 million in excess of the insured amounts by the FDIC. For the Company’s foreign subsidiaries, no amounts are insured.

The Company’s revenue is also exposed to concentration risk:

For the nine months ended September 30, 2026, three customers represented 72% of gross revenue.

For the nine months ended September 30, 2025, one customer represented 48% of gross revenue.

For the three months ended September 30, 2026, three customers represented 56% of gross revenue.

For the three months ended September 30, 2025, two customers represented 47% of gross revenue.

As of September 30, 2026, three customers accounted for 74% of the Company’s gross accounts receivable.

As of December 31, 2025, two customers accounted for 72% of the Company’s gross accounts receivable.

As of September 30, 2026, two customers accounted for 84% of the Company’s remaining performance obligation.

As of December 31, 2025, two customers accounted for 84% of the Company’s remaining performance obligation.

Deferred Contract Costs

We defer the portion of sales commission that is considered a cost of obtaining a new contract with a customer and amortize these deferred costs over the period of benefit. We expense the remaining sales commissions as incurred. Reductions recorded in the nine months ended September 30, 2026 would reflect commission claw-backs for certain bookings that were adjusted in the quarter, per our corporate policy. The following table summarizes deferred contract cost activity for the nine months ended September 30, 2026:

Deferred
Contract Costs

Carrying Value at December 31, 2025	$199,380
Additions	12,904
Reductions	-
Amortization	(125,979)
Carrying Value at September 30, 2026	$86,305

NOTE 2 – OTHER CURRENT ASSETS

Other current assets consisted of the following at September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Prepaid third-party and related party services	$234,252	$246,964
Prepaid insurance	295,568	164,836
Commissions advances	-	183,892
	$529,820	$595,692

NOTE 3 – INTANGIBLE ASSETS, NET (OTHER THAN GOODWILL)

The Company’s intangible assets primarily consist of patents, and acquired and developed software that is being amortized over their estimated useful lives as indicated below. The following is a summary of activity related to intangible assets for the nine months ended September 30, 2026:

	Acquired and
	Developed
	Software	Patents	Total

Useful Lives	5 Years	10 Years

Carrying Value at December 31, 2025	$50,147	$97,244	$147,391
Additions	-	-	-
Amortization	(19,920)	(13,791)	(33,711)
Carrying Value at September 30, 2026	$30,227	$83,453	$113,680

The following is a summary of intangible assets as of September 30, 2026:

	Acquired and
	Developed
	Software	Patents	Total
Cost	$1,803,273	$183,899	$1,987,172
Accumulated amortization	(1,773,046)	(100,446)	(1,873,492)
Carrying Value at September 30, 2026	$30,227	$83,453	$113,680

Amortization expense totaled approximately $34,000 and $76,000 for the nine months ended September 30, 2026, and 2025, respectively.

Future expected amortization of intangible assets is as follows:

2026 (Remainder of the Year)	$10,316
2027	37,242
2028	24,057
2029	18,389
2030	15,169
Thereafter	8,507
$113,680

There were no impairment indicators noted with respect to Company’s long-lived assets, including intangible assets, as of September 30, 2026.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Trade payables	$324,735	$346,709
Accrued payroll and related obligations	176,282	284,242
Other accrued expenses	335,303	245,217
	$836,320	$876,168

NOTE 5 – SENIOR SECURED CONVERTIBLE DEBT

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

The April 2026 Debentures are senior secured obligations of the Company, maturing six months from issuance (October 29, 2026), which maturity date was subsequently extended to February 28, 2027 (see Note 11). The Debentures do not bear interest. The obligations under the Debentures are secured by a first-priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of April 29, 2026, subject only to customary permitted liens.

The Company issued April 2026 Warrants to purchase a number of shares of the Company’s common stock equal to 1 share per $1.00 principal amount invested by each investor, at an exercise price of $1.50 per share. The April 2026 Warrants have a five-year term from issuance, are exercisable beginning six months after issuance, and include a cashless exercise provision. The April 2026 Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one former Director) as elected by each individual April 2026 Investor.

In addition to the April 2026 Debentures and April 2026 Warrants, the Company issued to the April 2026 Investors “Fee Shares” in lieu of fees and interest equal to 15% of the principal amount invested by each investor divided by $1.00 (or the Nasdaq Consolidated Closing Bid Price if the April 2026 Investor is a director of the Company. See Note 6).

The Company entered into a Registration Rights Agreement with the April 2026 Investors pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the April 2026 Warrants and the Fee Shares (the “Registrable Securities”). On July 15, 2026 the Company filed a registration statement on Form S-1 (File No. 333-297474) registering the resale of 4,065,000 shares issuable upon exercise of the April 2026 Warrants and 572,852 Fee Shares, which was declared effective by the SEC on July 28, 2026.

The April 2026 Purchase Agreement and the April 2026 Debentures contain a most-favored-nation provision with respect to subsequent financings and provide for automatic conversion into securities issued in a subsequent financing on substantially similar economic terms (subordinate in right of payment and priority to the security issued to the lead investor in the subsequent financing).

The aggregate shares of common stock issuable pursuant to the April 2026 Debentures (upon conversion) and the Fee Shares, together with the Warrant Shares(if applicable), shall not exceed 19.99% of the Company’s outstanding common stock immediately prior to the date of the April 2026 Purchase Agreement without stockholder approval, in accordance with Nasdaq Listing Rule 5635. Based on 16,132,487 shares outstanding immediately prior to the date of the April 2026 Purchase Agreement, this limitation is 3,224,884 shares, of which 587,852 shares have been issued as Fee Shares. The Company intends to seek stockholder approval of the issuance of shares in excess of this limitation at a special meeting of stockholders (see Note 11); there can be no assurance that such approval will be obtained, and until it is obtained the holders will be unable to convert the April 2026 Debentures or exercise the April 2026 Warrants in full.

Additionally, the Company issued placement agent warrants in connection with the April 2026 Offering representing approximately 7% warrant coverage of the aggregate financing amount as compensation for placement agent services.

On September 9, 2026, the Company entered into a Backstop Commitment Agreement with certain accredited investors (the “September 2026 Investors”) pursuant to which the Company agreed, in exchange for a commitment of up to $300,000 in funding, or $500,000 in funding in the event of a transaction with a third-party strategic investor, to issue additional Senior Secured Debentures (effected by way of an amendment increasing the principal amount of the September 2026 Investors’ April 2026 Debentures) with the same terms as the April 2026 Debentures, convertible at the option of the holder into common stock at a conversion price of $0.38 per share and fixed the conversion price of all outstanding April 2026 Debentures at $0.38 .per share, except that any April 2026 Debenture held by a director of the Company is not convertible without prior stockholder approval in accordance with Nasdaq Listing Rule 5635(c). The Company also agreed to issue 750,000 warrants to the September 2026 Investors (the “Backstop Commitment Warrants”) with an exercise price of $0.57 per share and reduced the exercise price of all April 2026 Warrants from $1.50 to $0.57 per share, except that the exercise price of any April 2026 Warrant held by a director of the Company will not be adjusted without prior stockholder approval. The Backstop Commitment Warrants have a five-year term from issuance, are exercisable at any time during their five-year term, and include a cashless exercise provision. The Backstop Commitment Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one former Director) as elected by each individual September 2026 Investor.

The September 2026 Investors funded $300,000 under the Backstop Agreement on September 11, 2026 and, pursuant to a Notice to and Consent of the April 2026 Investors dated October 5, 2026 (the “October 2026 Notice”), the principal amount of the September 2026 Investors’ April 2026 Debentures was increased by an aggregate of $300,000. (such additional principal, the “September 2026 Debentures”).

By virtue of the Backstop Commitment Agreement, the April 2026 Debentures were amended pursuant to the most-favored-nation provision with respect to subsequent financings of the April 2026 Purchase Agreement and the April 2026 Debentures became convertible into Common Stock at a conversion price of $0.38. In addition, the exercise price of each of the April 2026 Warrants was reduced to $0.57.

Additionally, the Company issued placement agent warrants in connection with the September 2026 Offering representing approximately 7% warrant coverage of the aggregate financing amount as compensation for placement agent services.

The Company elected the fair value option under ASC 825, Financial Instruments, for the April 2026 and September 2026 Debentures. Accordingly, the April 2026 and September 2026 Debentures are carried at fair value with changes in fair value recognized in earnings in each reporting period. The Company estimated the fair value of the April 2026 and September 2026 Debentures using a probability-weighted expected return methodology that considered the contractual terms of the instrument and potential future financing outcomes, including expected financing scenarios, conversion outcomes, repayment probabilities, expected volatility and market participant discount rates. The fair value measurement of the April 2026 and September 2026 Debentures is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs.

The Company determined that the April 2026 Warrants and Fee Shares represented separate freestanding equity instruments and allocated proceeds received in the April 2026 Offering among the Debentures, Warrants and Fee Shares based on their relative fair values at issuance. The Company estimated the fair value of the April 2026 Warrants using the Black-Scholes option pricing model. Significant assumptions used in the valuation included the Company’s common stock price, the $1.50 exercise price, expected volatility, risk-free interest rate, contractual term and expected dividends. Expected volatility was based primarily on the historical volatility of the Company’s common stock.

The following table summarizes the proceeds allocation at issuance:

April 29, 2026

Debt	$4,005,048
Warrants	138,098
Fee shares	21,854
$4,165,000

As of September 30, 2026, the Company utilized the most recent valuation available to estimate the fair value of the April 2026 Debentures, including the addition of the September 2026 Debentures. Changes in the fair value of the April 2026 and September 2026 Debentures are recognized in other income (expense), net in the accompanying consolidated statements of operations.

The Company estimated the value of the April 2026 and September 2026 Warrants using the Black-Scholes option pricing model. The valuation incorporated the market price of the Company’s common stock as of the valuation date, the revised contractual exercise price of $0.57 per share, the remaining contractual term of the warrants, expected volatility based primarily on the historical volatility of the Company’s common stock, the applicable risk-free interest rate, and an assumed dividend yield of zero percent.

On October 5, 2026 pursuant to a Notice to and Consent of the April 2026 Investors, the April 2026 Debentures were amended to extend the maturity date to February 28, 2027 and the exercise price of the April 2026 Warrants (other than those held by a director) was reduced to $0.50, per share, and the April 2026 Investors consented to the October 2026 Offering and to the pari passu ranking of the October 2026 Debentures (See Note 11 - Subsequent Events).

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

The Company elected the fair value option under ASC 825 for the April 2026 and September 2026 Debentures. The April 2026 and September 2026 Debentures are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. The fair value of the April 2026 and September 2026 Debentures was $4,395,098 as of September 30, 2026. During the nine months ended September 30, 2026, the Company recognized a change in fair value of $90,050, which is included in other income (expense), net in the accompanying consolidated statements of operations.

The fair value of the Debentures was determined using a probability-weighted expected return method and option pricing models. Significant unobservable inputs used in the valuation included probabilities associated with obtaining stockholder approval and achieving compliance with Nasdaq listing requirements, expected stock price volatility, risk-free interest rates, discount rates reflecting the Company’s estimated credit risk, and estimated recovery values under alternative scenarios. The valuation incorporated a 75% probability of obtaining stockholder approval and Nasdaq compliance, a 25% probability of an adverse outcome, expected volatility of approximately 125%, risk-free interest rates ranging from 4.22% to 4.25%, and a credit-adjusted discount rate of approximately 27.66%. Because the valuation incorporates significant unobservable inputs, changes in these assumptions could result in a material change in the estimated fair value of the Debentures.

The following table summarizes the changes in the fair value of the Company’s Level 3 senior secured debt during the nine-month period ended September 30, 2026, which were measured at fair value on a recurring basis:

Senior Secured Debentures

Balance as of January 1, 2026	$-
Issuance under April 2026 Purchase Agreement	4,005,048
Issuance under September 2026 Backstop Commitment Agreement	300,000
Change in fair value	90,050
Balance as of September 30, 2026	$4,395,098

NOTE 7 – RELATED PARTY TRANSACTIONS

Commercial Agreements

On June 6, 2023, the Company entered into a services agreement with The Pipeline Group, Inc. (“TPG”). Ken Jisser, a director of the Company, is the founder and CEO of TPG, a technology-enabled services company that aims to deliver business results for companies looking to build a predictable and profitable pipeline. The agreement provides that TPG will assist in providing outsourced sales including business development resources for outbound calling, provide support for automated dialing technology, classify customer data and other sales related services for an initial term of one year. On September 26, 2025 and on April 13, 2026, the Company entered into amendments to the above services agreement, pursuant to which TPG will provide certain additional services to the Company. In consideration of the services, the Company paid TPG $42,000 per month through June 6, 2026, reduced to $13,500 per month effective June 7, 2026. The agreement was mutually terminated, effective August 31, 2026.

Total expense incurred under this contract during the three and nine months ended September 30, 2026 was approximately $41,000 and $272,000, respectively. Total expense incurred under this contract during the three and nine months ended September 30, 2025 was approximately $210,000 and $630,000, respectively.

On September 30, 2025, the Company entered into a services agreement with TPG. The agreement provides that the Company will provide biometric authentication services to TPG for an initial term of two years, with an annual license fee of $2,500 and monthly minimum fees ramping to $1,000 per month. The agreement was mutually terminated, effective September 30, 2026.

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

Effective September 4, 2026, Mr. Daguro resigned as the Company’s Chief Executive Officer and remained on the Board of Directors. On August 28, 2026, the Board of Directors accepted Mr. Daguro’s resignation, acknowledged that it constituted a resignation for “Good Reason” under his Executive Retention Agreement dated March 23, 2023 (the “Retention Agreement”), and appointed him Chairman of the Board of Directors effective immediately. In consideration of Mr. Daguro’s agreement to serve as Chairman of the Board, the company agreed to grant him options to purchase 80,000 shares of Common Stock once the trading window for Company stock opens in accordance with the Company’s Policy on Insider Trading, at a price equal to the greater of $0.98 and the Nasdaq Official Closing Price on the date of grant. The Company also agreed to issue Mr. Daguro a warrant to purchase up to 20,000 shares of common stock at a price of $2.00 per share, upon payment of $10,000 in cash or cash equivalents on or before February 28, 2027. Provided that Mr. Daguro serves as Chairman through the closing of a qualifying corporate transaction with a gross value to the Company above a specified threshold, the Company agreed to pay Mr. Daguro a cash bonus of $400,000 as well as any payments due under his Retention Agreement dated March 23, 2023. Mr. Daguro is also eligible for a stipend for continued health insurance premiums for 12 months from his termination date, or if earlier if he secures other coverage. Payments under the Agreement are subordinate to the April 2026 Debentures. As of September 30, 2026, no qualifying corporate transaction occurred. Therefore, no amounts have been recognized in the accompanying condensed consolidated financial statements related to these arrangements.

Effective September 4, 2026, Mr. Thomas Szoke, the Company’s Chief Technology Officer, was appointed as Interim Chief Executive Officer of the Company and continues to serve as Chief Technology Officer. Pursuant to a letter agreement dated August 28, 2026, which amends Mr. Szoke’s offer letter dated April 12, 2023, in consideration of Mr. Szoke’s agreement to serve as Interim Chief Executive Officer, the Company increased Mr. Szoke’s base salary to $300,000 per year and paid a signing bonus of $10,000. Provided that Mr. Szoke serves as CEO through the closing of a qualifying corporate transaction with a gross value to the Company above a specified threshold, the Company agreed to pay Mr. Szoke a cash bonus of $210,000 within five business days following such closing, payment of which is subordinate to all amounts due under the April 2026 Debentures. As of September 30, 2026, no Corporate transactions occurred and Accordingly, no amounts have been recognized in the accompanying condensed consolidated financial statements in respect of such bonuses.

Effective August 5, 2026, Mr. Erick Soto, the Company’s Chief Product Officer, departed from the Company, and effective August 7, 2026, Mr. Kunal Mehta resigned as a director and as a member of the Audit and Compensation Committees of the Board of Directors.

Employment Agreement

Since June 2023, the Company has employed Dale Daguro, the brother of our Chairman and former CEO, Rhon Daguro as a VP Sales. Dale Daguro’s employment is at will and may be terminated at any time, with or without cause. Dale’s compensation is commensurate with other executives employed by the Company at a similar level of seniority and experience. During the three and nine months ended September 30, 2026, Dale Daguro earned approximately $54,000 and $163,000 in base salary and sales commission.

April 2026 Debentures Offering

On April 29, 2026, the Company entered into Securities Purchase Agreements with accredited investors pursuant to which it issued Debentures with an aggregate principal amount of approximately $4.2 million (See Note 5). A trust for the benefit of Mr. Garchik’s spouse invested $1,000,000 and received an April 2026 Debenture for that amount, April 2026 Warrants for 1,000,000 shares and 120,482 Fee shares at a price of $1.245 per share. Mr. Garchik was a director of the Company until July 6, 2026. Mr. Jisser, a director of the Company, invested $250,000 and received an April 2026 Debenture for that amount, April 2026 Warrants for 250,000 shares and 30,120 Fee shares at a price of $1.245 per share.

Backstop Commitment Agreement and September 2026 Debentures Offering

On September 9, 2026, the Company entered into a Backstop Commitment Agreement with certain accredited investors, including Mr. Garchik, pursuant to which it issued 375,000 Backstop Commitment Warrants to a trust for the benefit of Mr. Garchik’s spouse and adjusted the exercise price of the April 2026 Warrants held by the trust was reduced from $1.50 to $0.57 per share and the trust’s April 2026 Debenture became convertible at $0.38 per share. The September 2026 Investors funded $300,000 under the Backstop Agreement on September 11, 2026 and, pursuant to a Notice to and Consent of the April 2026 Investors dated October 5, 2026 (the “October 2026 Notice”), the principal amount of the September 2026 Investors’ April 2026 Debentures was increased by an aggregate of $300,000 (such additional principal, the “September 2026 Debentures”). A trust for the benefit of Mr. Garchik’s spouse invested $150,000 and increased the principal amount of the April 2026 Debenture by that amount. (See Note 5)

NOTE 8 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

During the nine months ended September 30, 2026, shares of common stock were issued to investors as a result of the following transactions:

●	As of April 29, 2026 pursuant to Securities Purchase Agreements in a senior secured debenture offering, the Company issued 587,852 shares of common stock to investors in lieu of fees and interest representing offering costs related to cash gross proceeds of approximately $4.2 million (or approximately $3.5 million, net of offering costs).

During the nine months ended September 30, 2025, shares of common stock were issued to investors as a result of the following transactions:

●	On April 1, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 1,811,120 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $8.2 million (or approximately $6.8 million, net of offering costs).

●	On April 16, 2025, the Company issued 200,000 shares of common stock under restricted stock awards (“RSAs”) to non-employee advisors pursuant to advisory agreements.

●	On May 7, 2025, pursuant to Securities Purchase Agreements in a registered direct offering, the Company issued 373,060 shares of common stock and pre-funded warrants for cash gross proceeds of approximately $2.1 million (or approximately $1.6 million, net of offering costs).

●	The Company issued 27,838 shares in lieu of a cash severance payment.

●	The Company issued 110,813 shares of common stock, upon the cashless exercise of warrants.

Warrants

During the nine months ended September 30, 2026, warrants were issued as a result of the following transactions:

●	On April 29, 2026, in connection with their placement agent services, the Company issued 291,550 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $1.00 per share.

●	On April 29, 2026, in connection with a senior secured debenture offering, the Company issued 4,165,000 common stock warrants to investors with a term of 5 years and an exercise price of $1.50 per share.

●	On September 15, 2026, in connection with the execution of the Backstop Commitment Agreement, the Company issued 750,000 common stock warrants to certain existing investors. The warrants have a term of five years from the date of issuance and are exercisable at a price of $0.57 per share.

●	On September 15, 2026, as a result of the Backstop Commitment Agreement, the conversion price for the April 2026 debentures was set to $0.38 per share per, causing the Company to issue an additional 475,687 common stock warrants to Madison Global Partners, LLC in connection with the April 2026 debenture offering, with a term of five years and an exercise price of $0.38 per share.

●	In addition, as a result of the Backstop Commitment Agreement, the exercise price of the warrants issued on April 29, 2026 to Madison Global Partners, LLC was amended from $1.00 per share to $0.38, and the exercise price of the warrants issued on April 29, 2026 to investors in the senior secured debenture offering was amended from $1.50 per share to $0.57 per share (other than warrants held by a director, which are not subject to adjustment absent stockholder approval).

●	On October 5, 2026, the exercise price of the April 2026 Warrants and the Backstop Commitment Warrants was further reduced to $0.50 pursuant a Notice to and Consent of the April 2026 Investors (See Note 11 - Subsequent Events)

During the nine months ended September 30, 2025, warrants were issued as a result of the following transactions:

●	On April 1, 2025, in connection with their placement agent services, the Company issued 91,556 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On April 1, 2025, in connection with their placement agent services, the Company issued 80,999 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $4.50 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 22,702 common stock warrants to Dominari Securities, LLC, with a term of 5 years and an exercise price of $5.60 per share

●	On May 7, 2025, in connection with their placement agent services, the Company issued 14,762 common stock warrants to Madison Global Partners, LLC, with a term of 5 years and an exercise price of $5.60 per share

On April 22, 2025, a warrant holder exercised 187,500 warrants in a cashless exercise. The warrants were previously expensed at their fair value of $438,000.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life
Outstanding, December 31, 2025	1,139,778	$4.36	4.0 Years
Granted	5,682,237	$0.54	4.7
Exercised/Cancelled	(8,044)	$70.00	-
Outstanding, September 30, 2026	6,813,971	$1.10	4.4 Years

Restricted Stock Awards

On April 16, 2025, the Company granted 200,000 restricted stock awards (RSAs) at par value to non-employee advisors under advisory agreements. The awards were issued on the grant date and vest in four equal tranches of 50,000 shares each: (i) immediately upon execution, (ii) nine months later, (iii) twelve months later, and (iv) eighteen months later. The Company has the option to repurchase all or a portion of unvested shares in the event that the advisors voluntarily cease to serve as an advisor of the Company. The fair value per share on the grant date was $7.97, resulting in a total grant-date fair value of $1,594,000 of which $597,750 was recognized as expense during the nine months ended September 30, 2026, with $0 remaining in deferred compensation to be recognized.

The following is a summary of the Company’s RSA activity for the nine months ended September 30, 2026:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value Price
Outstanding, December 31, 2025	100,000	$7.97
Granted	-	$-
Vested	(100,000)	$7.97
Outstanding, September 30, 2026	-	$-

Stock Options

During the nine months ended September 30, 2026, the Company granted a total of 1,573,748 options to certain new and existing employees at an exercise price of $1.24 per share.

Activity related to stock options for the nine months ended September 30, 2026 is summarized as follows:

	Number of	Weighted Average Exercise	Weighted Average Contractual	Aggregate Intrinsic
	Shares	Price	Life (Yrs.)	Value
Outstanding, December 31, 2025	2,391,683	$11.66	7.6	$-
Granted	1,573,748	1.24		-
Exercised	-	-		-
Forfeited/cancelled	(337,291)	7.64		-
Outstanding, September 30, 2026	3,628,140	$6.63	7.9	$-
Exercisable, September 30, 2026	2,570,256	$8.12	7.4	$-

The following table summarizes stock option information as of September 30, 2026:

		Contractual
Exercise Price	Outstanding	Life (Yrs.)	Exercisable
$1.24 – $2.00	1,526,915	9.7	631,395
$2.01 – $10.00	1,693,730	7.6	1,614,699
$10.01 – $15.00	34,036	0.2	34,036
$15.01 – $20.00	43,749	0.9	43,750
$20.01 – $25.00	129,952	2.4	129,952
$25.01 – $121.28	199,758	3.7	116,424
	3,628,140	7.9	2,570,256

Total stock-option based compensation expense incurred under this contract during the three and nine months ended September 30, 2026 was approximately $0.7 and $2.6 million, respectively. Total stock-option based compensation expense during the three and nine months ended September 30, 2025 was approximately $0.8 and $1.8 million, respectively. As of September 30, 2026, there was approximately $1.8 million of unrecognized compensation costs related to employee stock options outstanding which will be recognized in 2026 through 2028.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of September 30, 2026 and 2025.

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

Executive Compensation

As of September 30, 2026, the Company had employment agreements with members of the management team providing base salary amounts and provisions for stock compensation, cash bonuses and other benefits to be granted at the discretion of the Board of Directors. Additionally, certain employment agreements include provisions for base salary, bonus amounts upon meeting certain performance milestones, severance benefits for involuntary termination from a change in control or other events as defined in their respective agreements. Additionally, the vesting of certain awards could be accelerated upon a change in control (as defined) or by action of the Board of Directors.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2026, the Company submitted to Nasdaq a plan to regain compliance with the minimum Stockholders’ Equity requirement of Nasdaq Listing Rule 5550(b)(1). On October 15, 2026 the Company received notice that Nasdaq accepted the Company’s plan, Nasdaq granted the Company an extension of up to 180 calendar days from the date of the Notice, or until February 15, 2027, to evidence compliance with Rule 5550(b)(1). If the Company does not regain compliance within the extension period, Nasdaq will provide written notification that the Company’s common stock is subject to delisting. In that event, the Company may appeal that determination to an independent Nasdaq Hearings Panel in accordance with Nasdaq Listing Rule 5815(a), and a timely request for a hearing would stay any suspension or delisting action pending the issuance of the Panel’s decision. The Panel has the discretion to grant the Company an additional period of up to 180 calendar days from the date of the delisting determination to regain compliance.

October 2026 Offering. On October 5, 2026, the Company entered into a Securities Purchase Agreement (the “October 2026 Purchase Agreement”) with four accredited investors, none of whom is an officer, director or affiliate of the Company (the “October 2026 Investors”), pursuant to which, on October 6, 2026, the Company issued and sold $1,350,000 aggregate principal amount of its Senior Secured Convertible Debentures (the “October 2026 Debentures”) and warrants to purchase 1,800,000 shares of common stock (the “October 2026 Warrants”) for gross proceeds of $1,350,000 (the “October 2026 Offering”). The October 2026 Debentures do not bear interest, mature on the earlier of February 28, 2027 and a change of control transaction, are convertible at the option of the holder into common stock at a conversion price of $0.386 per share (the Nasdaq “Minimum Price” on the date of the October 2026 Purchase Agreement), subject to adjustment for stock splits, dividends and combinations but without price-based anti-dilution protection, and are secured by a security interest in substantially all of the Company’s assets ranking pari passu in right of payment and lien priority with the April 2026 Debentures. The October 2026 Debentures contain customary events of default, including a cross-default to other indebtedness in excess of $200,000 and the delisting of the common stock from Nasdaq, upon which the holders may accelerate. The October 2026 Warrants have an exercise price of $0.50 per share, a five-year term and a cashless exercise provision, and are not exercisable unless and until the Company obtains stockholder approval in accordance with Nasdaq Listing Rule 5635; the shares issuable upon conversion of the October 2026 Debentures (3,497,409 shares) are likewise subject to the 19.99% limitation under Nasdaq Listing Rule 5635 absent stockholder approval. The Company paid Madison Global Partners, LLC, as placement agent, a cash fee equal to 7% of the gross proceeds (approximately $94,500) and $25,000 of expenses and issued to the placement agent warrants to purchase 244,819 shares of common stock at an exercise price of $0.386 per share. The Company entered into a Registration Rights Agreement with the October 2026 Investors pursuant to which it agreed to file a registration statement covering the resale of the shares underlying the October 2026 Debentures, the October 2026 Warrants and the placement agent warrant within 60 days following the closing and to use commercially reasonable efforts to cause it to be declared effective within 75 days thereafter; the agreement does not provide for liquidated damages. The securities were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D.

In connection with the October 2026 Offering, pursuant to a Notice to and Consent of the April 2026 Investors dated October 5, 2026, the April 2026 Investors consented to the October 2026 Offering and to the pari passu ranking of the October 2026 Debentures, waived any right to repayment from the proceeds of the October 2026 Offering, and agreed to extend the maturity date of the April 2026 Debentures (including September 2026 Debentures) from October 29, 2026 to February 28, 2027. In consideration therefore, the exercise price of the April 2026 Warrants was reduced from $0.57 to $0.50 per share, except that the repricing of any April 2026 Warrant held by a director requires prior stockholder approval under Nasdaq Listing Rule 5635(c). Following these amendments, the April 2026 Debentures, the September 2026 Debentures and the October 2026 Debentures, with an aggregate principal amount of $5,815,000, all mature on February 28, 2027 and are classified as current liabilities. The Company is evaluating the accounting for the amendments, including the modification of the April 2026 Warrants, which will be reflected in the fourth quarter of 2026.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) assuming the Company will continue on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next year following the issuance date of these consolidated financial statements. As of September 30, 2026, the Company had an accumulated deficit of approximately $205.0 million. For the nine months ended September 30, 2026, the Company earned revenue of approximately $1.2 million, used $7.4 million to fund its operations, and incurred a net loss of approximately $13.3 million.

The continuation of the Company as a going concern is dependent upon financial support from the Company’s stockholders, the ability of the Company to obtain additional debt or equity financing to continue operations, the Company’s ability to generate sufficient cash flows from operations, successfully locating and negotiating with other business entities for potential acquisition and acquiring new clients to generate revenues and cash flows. In April 2026, the Company raised a total of cash proceeds of approximately $3.5 million after expenses from accredited investors through the sale of approximately $4.2 million Senior Secured Debentures pursuant to a private placement. In September 2026, the Company raised an additional $0.3 million through a Backstop Commitment Agreement (the “Backstop Agreement”) with certain of its existing investors in the Senior Secured Debentures to support its near-term operating needs. In October 2026, the Company raised a further $1.35 million in gross proceeds from the sale of Senior Secured Convertible Debentures and warrants in a private placement, the holders of the April 2026 Debentures agreed to extend the maturity of those debentures from October 29, 2026 to February 28, 2027, (See Note 11 – Subsequent Events) and the Company received $1.0 million under a non-exclusive license of its biometric identity technology. On February 28, 2027, an aggregate of $5,815,000 principal amount of senior secured debentures will become due unless previously converted into common stock, which conversion is subject to stockholder approval under Nasdaq Listing Rule 5635. The Company has also announced that it is evaluating strategic and financing alternatives. Going forward, the Company plans to raise additional funds as needed to support its operations and investments as it seeks to create a sustainable organization. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

Adjusted EBITDA

This discussion includes information about Adjusted EBITDA that is not prepared in accordance with GAAP. Adjusted EBITDA is not based on any standardized methodology prescribed by GAAP and is not necessarily comparable to similar measures presented by other companies. A reconciliation of this non-GAAP measure is included below. Adjusted EBITDA is a non-GAAP financial measure that represents GAAP net income (loss) adjusted to exclude (1) interest expense, expenses related to warrants issued in connection with financing arrangements, debt issuance costs and changes in fair value, (2) interest income, (3) severance cost, (4) amortization, (5) stock-based compensation expense and certain other items management believes affect the comparability of operating results. Management believes that Adjusted EBITDA, when viewed with our results under GAAP and the accompanying reconciliations, provides useful information about our period-over-period results. Adjusted EBITDA is presented because management believes it provides additional information with respect to the performance of our fundamental business activities and is also frequently used by securities analysts, investors and other interested parties in the evaluation of comparable companies. We also rely on Adjusted EBITDA as a primary measure to review and assess the operating performance of our company and our management, and it will be a focus as we invest in and grow the business. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation from, or as a substitute for, analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Although amortization is non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not include the impact of certain charges or gains resulting from matters we consider not to be indicative of our ongoing operations.

●	Adjusted EBITDA does not include severance charges related to cost reduction initiatives, as these charges result from actions that we consider not to be indicative of our ongoing operations.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as a supplement to our GAAP results.

Reconciliation of Loss from Continuing Operations to Adjusted EBITDA Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from continuing operations	$(4,079,350)	$(5,173,321)	$(13,299,772)	$(13,897,567)

Addback:

Interest expense, net	5,881	1,959	15,968	14,842
Interest income	(1,952)	(61,657)	(33,332)	(200,047)
Debt issuance costs	55,292	-	952,207	-
Change in fair value of senior secured debt	285,234	-	90,050	-
Commitment fee warrants	221,250	-	221,250	-
Warrants modification	347,407	-	347,407	-
Severance cost	183,939	-	183,939	-
Amortization	10,315	16,034	33,711	76,475
Stock compensation	915,274	1,092,982	3,184,125	2,625,502
Adjusted EBITDA continuing operations (Non-GAAP)	$(2,056,710)	$(4,124,003)	$(8,304,447)	$(11,380,795)

Revenues, net

During the three and nine months ended September 30, 2026, the Company’s revenues were approximately $0.3 million and $1.2 million, respectively, compared to approximately a negative $0.1 million and $1.6 million, respectively, in the three and nine months ended September 30, 2025. The year over year change is due to revenue that was recognized in 2025 related to two customer contracts that were amended in the three months ended September 30, 2025 to reduce contractual commitments due to delays in usage ramp and was therefore not recognized in 2026. Additionally, the Company added revenue from new customer acquisition in 2026, which is reflected in the quarter over quarter increase.

General and administrative expenses

During the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, general and administrative expense decreased by approximately $1.3 million and $2.5 million, respectively.

In April 2026, the Company’s implemented a cost reduction initiative in order to reduce expenses and cash requirements and re-balance staffing levels to better align with the evolving needs of the Company (the “Cost Reduction Initiative”). Under the Cost Reduction Initiative, 24 employees and 10 contractors have left the Company. For the nine months ended September 30, 2026, the Company incurred approximately $0.2 million of severance expenses.

The year-over-year decrease was driven by headcount and vendor-related expense reductions from the Q2 Cost Reduction Initiative and other cost reduction measures undertaken subsequently.

Research and development expenses

During the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, research and development expenses decreased by approximately $0.4 million and $0.3 million, respectively. The decrease was due to the impact of the Q2 Cost Reduction Initiative, net of increased stock-based compensation and severance expense.

Amortization expense

Amortization expense remained flat during the three and nine months ended September 30, 2026 compared to September 30, 2025.

Other Income (Expense)

During the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, other expense, net increased by approximately $1.0 million and $1.8 million, respectively. The increase was primarily due to debt issuance costs of approximately $1.6 million incurred in connection with costs and changes in fair value measurements related to the April 2026 Debentures Offering and September 2026 Backstop Agreement, and to lower interest income.

Liquidity and Capital Resources

The Company has approximately $1.0 million of cash on hand and approximately ($4.8) million of working capital deficit as of September 30, 2026 mostly due to the $4.4 million in short term senior secured debt.

Cash used in operating activities was approximately $7.4 million and $11.8 million in the nine months ended September 30, 2026 and 2025, respectively.

Cash used in investing activities for the nine months ended September 30, 2026 was $0.0 million, compared with $0.0 million for the nine months ended September 30, 2025, for the payment of patent costs.

Cash provided by financing activities in the nine months ended September 30, 2026 consisted of approximately $3.8 million in net proceeds from the sale of Senior Secured Debentures.

Cash provided by financing activities in the nine months ended September 30, 2025 consisted of approximately $8.2 million in proceeds from the sale of common stock, net of offering costs.

During the remainder of 2026 and 2027, the Company will need to raise additional funds to support its operations and investments and to repay or refinance its senior secured debentures as it seeks to create a sustainable organization. The Company has announced that it is evaluating strategic and financing alternatives, which may include additional debt or equity financing, a strategic investment, a sale of the Company or of assets, or a merger or other business combination; there can be no assurance that this process will result in any transaction. Our growth-oriented business plan to offer products to our customers will require continued capital investment and there is no guarantee that such financing will be available, or available on acceptable terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our interim Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various legal or administrative proceedings arising in the ordinary course of our business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is probable that a liability has been incurred, and the amount of the loss can be reasonably estimated. No such provision has been recorded as of September 30, 2026 and 2025.

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

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

There can be no assurance that we will be able to regain and maintain compliance with the continued listing standards of the Nasdaq Capital Market including the minimum Stockholders’ Equity and minimum bid price requirements, and to effect a reverse stock split if required. Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a de-listing of our Common Stock.

On August 18, 2026, the Company received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”), which requires a listed company to maintain stockholders’ equity of at least $2,500,000. The Notice states that the Company reported stockholders’ equity of $2,042,515 in its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, and that, as of the date of the Notice, the Company did not satisfy either of the alternatives to the stockholders’ equity requirement set forth in Nasdaq Listing Rules 5550(b)(2) and 5550(b)(3), which require a market value of listed securities of at least $35 million or net income from continuing operations of at least $500,000 in the most recently completed fiscal year, or in two of the three most recently completed fiscal years, respectively.

The Notice has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on the Nasdaq Capital Market under the symbol “AUID.” In accordance with Nasdaq Listing Rule 5810(c)(2)(A), on October 2, 2026, the Company submitted to Nasdaq a plan to regain compliance with Rule 5550(b)(1). On October 15, 2026 the Company received notice that Nasdaq accepted the Company’s plan, Nasdaq granted the Company an extension of up to 180 calendar days from the date of the Notice, or until February 15, 2027, to evidence compliance with Rule 5550(b)(1). If the Company does not regain compliance within the extension period, Nasdaq will provide written notification that the Company’s common stock is subject to delisting. In that event, the Company may appeal that determination to an independent Nasdaq Hearings Panel in accordance with Nasdaq Listing Rule 5815(a), and a timely request for a hearing would stay any suspension or delisting action pending the issuance of the Panel’s decision. The Panel has the discretion to grant the Company an additional period of up to 180 calendar days from the date of the delisting determination to regain compliance.

On August 27, 2026, the Company received a deficiency letter (the “Bid Price Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that, for the 30 consecutive business days from July 16, 2026 through August 26, 2026, the closing bid price of the Company’s common stock was below the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

The Bid Price Notice has no immediate effect on the listing or trading of the Company’s common stock, which continues to trade on the Nasdaq Capital Market under the symbol “AUID.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days from the date of the Bid Price Notice, or until February 23, 2027, to regain compliance with the Bid Price Rule. If, at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed, although Nasdaq may, in its discretion, require the Company to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance. If the Company elects to implement a reverse stock split to regain compliance, it must complete the split no later than ten business days prior to the expiration of the compliance period.

If the Company does not regain compliance with the Bid Price Rule by February 23, 2027, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. As the Company is also not in compliance with the stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1), and unless that deficiency is cured the Company would not satisfy the initial listing standards for the Nasdaq Capital Market that are a condition to a second compliance period. If the Company is not eligible for a second compliance period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide written notification that the Company’s common stock is subject to delisting. In that event, the Company may appeal that determination to an independent Nasdaq Hearings Panel in accordance with Nasdaq Listing Rule 5815(a), and a timely request for a hearing would stay any suspension or delisting action pending the issuance of the Panel’s decision.

The Company intends to monitor the closing bid price of its common stock and to consider the options available to it to regain compliance with the Bid Price Rule, which may include effecting a reverse stock split, subject to obtaining any required stockholder approval. There can be no assurance that the Company will regain and maintain compliance with the stockholders’ equity requirement and the Bid Price Rule during the respective compliance periods, that the Company will be eligible for a second compliance period, that any action taken by the Company will result in compliance, or that the Company will otherwise satisfy the other continued listing requirements of the Nasdaq Capital Market, including the stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). These matters are subject to known and unknown risks and uncertainties, including the trading price of the Company’s common stock, the Company’s ability to obtain any required stockholder approval for, and to effect, a reverse stock split, the Company’s ability to cure its stockholders’ equity deficiency and to raise additional capital on acceptable terms or at all, substantial doubt regarding the Company’s ability to continue as a going concern, and the other factors described under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. If the Nasdaq Capital Market takes steps to de-list our Common Stock, such a de-listing would likely have a negative effect on the price of our Common Stock and would impair our stockholders’ ability to sell or purchase our Common Stock when they wish to do so. In the event of a de-listing, we would likely take actions to attempt restore our compliance with the Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any action taken by us would result in our Common Stock becoming listed again, or that any such action would stabilize the market price or improve the liquidity of our Common Stock.

We have substantial senior secured indebtedness maturing on February 28, 2027 that is secured by substantially all of our assets, and we do not currently have sufficient cash to repay it.

As of the date of this report, we have outstanding $4,465,000 aggregate principal amount of April 2026 Debentures (including the September 2026 Debentures) and $1,350,000 aggregate principal amount of October 2026 Debentures, all of which mature on February 28, 2027 or upon closing of an earlier change of control transaction) and are secured by a security interest in substantially all of our assets. We had approximately $1.0 million in cash on September 30, 2026. Unless the debentures are converted into common stock, which is subject to the stockholder approval described below, or we raise sufficient additional capital or consummate a strategic transaction, we will not be able to repay the debentures at maturity. An event of default under the debentures, including a cross-default to other indebtedness or the delisting of our common stock from Nasdaq would permit the holders to accelerate the debentures and exercise remedies against collateral, which would likely result in the loss of substantially all of our assets and could require us to cease operations. See Note 5 and Note 11 to the consolidated financial statements.

The conversion of our debentures and the exercise of our warrants would result in substantial dilution and could result in a change of control, and absent stockholder approval under Nasdaq Listing Rule 5635 we will be unable to issue the shares required to satisfy those securities or to cure our stockholders’ equity deficiency through conversion.

The April 2026 Debentures and the September 2026 Debentures are convertible at $0.38 per share into an aggregate of 11,750,000 shares of common stock, and the October 2026 Debentures are convertible at $0.386 per share into 3,497,409 shares, in each case before giving effect to the 19.99% limitation under Nasdaq Listing Rule 5635. We also have outstanding warrants to purchase approximately 8.9 million shares of common stock, including the April 2026 Warrants, the Backstop Commitment Warrants, the October 2026 Warrants (which are not exercisable at all absent stockholder approval) and placement agent warrants, compared to 16,720,339 shares outstanding on September 30, 2026. Without stockholder approval, the aggregate number of shares we may issue in respect of the April 2026 and September 2026 securities is limited to 3,224,884 shares (of which 587,852 Fee Shares have been issued), the October 2026 Warrants may not be exercised, and securities held by a director may not be converted, exercised or repriced. We intend to seek stockholder approval at a special meeting, together with approval of a reverse stock split, and there can be no assurance that the requisite votes will be obtained. If stockholder approval is obtained and the debentures are converted, our existing stockholders would experience substantial dilution and one or more holders could acquire a controlling interest in the Company; if it is not obtained, the debentures will remain outstanding and payable in cash at maturity, and we may be unable to regain compliance with the Nasdaq Stockholders’ Equity requirement.

We depend on our Interim Chief Executive Officer and a significantly reduced workforce, and the outcome of our evaluation of strategic and financing alternatives is uncertain.

Effective September 4, 2026, our Chief Executive Officer resigned, and our Chief Technology Officer was appointed Interim Chief Executive Officer; our Chief Product Officer also departed in August 2026, and we have significantly reduced our workforce under the Cost Reduction Initiative. We have announced that we are evaluating strategic and financing alternatives, and the letter agreements with our Chairman and our Interim Chief Executive Officer provide for cash bonuses payable upon the closing of a Corporate Transaction. There can be no assurance that this process will result in any transaction, that any transaction will be on terms favorable to our stockholders, or that we will be able to retain the personnel necessary to operate our business or to identify and appoint a permanent Chief Executive Officer. The uncertainty associated with these matters may adversely affect our relationships with customers, partners and employees and our ability to execute our business plan.

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

The April 2026 Debentures are senior secured obligations of the Company, maturing six months from issuance (October29, 2026), which maturity date was subsequently extended to February 28, 2027 (see Note 11) The Debentures do not bear interest. The obligations under the Debentures are secured by a first-priority security interest in substantially all of the Company’s assets pursuant to a Security Agreement dated as of April 29, 2026, subject only to customary permitted liens.

The Company issued April 2026 Warrants to purchase a number of shares of the Company’s common stock equal to 1 share per $1.00 principal amount invested by each investor, at an exercise price of $1.50 per share. The April 2026 Warrants have a five-year term from issuance, are exercisable beginning six months after issuance, and include a cashless exercise provision. The April 2026 Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one former Director) as elected by each individual April 2026 Investor.

In addition to the April 2026 Debentures and April 2026 Warrants, the Company issued to the April 2026 Investors “Fee Shares” in lieu of fees and interest equal to 15% of the principal amount invested by each investor divided by $1.00 (or the Nasdaq Consolidated Closing Bid Price if the April 2026 Investor is a director of the Company).

The Company entered into a Registration Rights Agreement with the April 2026 Investors pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the April 2026 Warrants and the Fee Shares (the “Registrable Securities”). On July 15, 2026 the Company filed a registration statement on Form S-1 (File No. 333-297474) registering the resale of 4,065,000 shares issuable upon exercise of the April 2026 Warrants and 572,852 Fee Shares, which was declared effective by the SEC on July 28, 2026.

The April 2026 Debentures and the April 2026 Purchase Agreement contain a most-favored-nation provision with respect to subsequent financings and provide for automatic conversion into securities issued in a subsequent financing on substantially similar economic terms (subordinate in right of payment and priority to the security issued to the lead investor in the subsequent financing).

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

Backstop Commitment Agreement

On September 9, 2026, the Company entered into a Backstop Commitment Agreement with certain accredited investors (the “September 2026 Investors”) pursuant to which the Company agreed, in exchange for a commitment of up to $300,000 in funding, or $500,000 in funding in the event of a transaction with a third-party strategic investor, to issue additional Senior Secured Debentures (effected by way of an amendment increasing the principal amount of the September 2026 Investors’ April 2026 Debentures) with the same terms as the April 2026 Debentures, convertible at the option of the holder into common stock at a conversion price of $0.38 per share, and fixed the conversion price of outstanding April 2026 Debentures at $0.38 per share, except that any April 2026 Debenture held by a director of the Company is not convertible without prior stockholder approval in accordance with Nasdaq Listing Rule 5635(c). The Company also agreed to issue 750,000 warrants to the September 2026 Investors (the “Backstop Commitment Warrants”) with an exercise price of $0.57 per share and reduced the exercise price of all April 2026 Warrants from $1.50 to $0.57. per share, except that the exercise price of any April 2026 Warrant held by a director of the Company will not be adjusted without prior stockholder approval. The Backstop Commitment Warrants have a five-year term from issuance, are exercisable at any time during their five-year term, and include a cashless exercise provision The Backstop Commitment Warrants are subject to standard adjustments for share combinations, sub-division or reorganization and contain a beneficial ownership limitation of 4.99% or 9.99% (or 19.99 % in the case of one former Director) as elected by each individual September 2026 Investor.

The September 2026 Investors funded $300,000 under the Backstop Agreement on September 11, 2026 and, pursuant to a Notice to and Consent of the April 2026 Investors dated October 5, 2026 (the “October 2026 Notice”), the principal amount of the September 2026 Investors’ April 2026 Debentures was increased by an aggregate of $300,000 (such additional principal, the “September 2026 Debentures”).

By virtue of the Backstop Commitment Agreement, the April 2026 Debentures were amended pursuant to the most-favored-nation provision with respect to subsequent financings of the April 2026 Purchase Agreement and the April 2026 Debentures became convertible into Common Stock at a conversion price of $0.38. In addition, the exercise price of each of the April 2026 Warrants was reduced to $0.57.

On October 5, 2026 pursuant to the October 2026 Notice, the April 2026 Debentures were amended to extend the maturity date to February 28, 2027 and the exercise price of the April 2026 Warrants (other than those held by a director) was reduced from $0.57 to $0.50, per share, and the April 2026 Investors consented to the October 2026 Offering and to the pari passu ranking of the October 2026 Debentures described in Note 11 (See Note 11- Subsequent Events).

The Backstop Commitment Warrants and the shares issuable upon exercise thereof, the September 2026 Debentures and the shares issuable upon conversion thereof, and the placement agent warrants were issued, and the adjustments to the conversion price of the April 2026 Debentures and the exercise price of the April 2026 Warrants were effected, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each September 2026 Investor represented that it is an accredited investor within the meaning of Rule 501(a) of Regulation D, and the securities were offered and sold without general solicitation or advertising. The $300,000 of proceeds of the September 2026 Debentures was used for working capital and general corporate purposes. The October 2026 Offering described in Note 11 was reported in the Company’s Current Report on Form 8-K filed on October 9, 2026.

Stock Options

On May 27, 2026 the Company granted 1,284,748 options under the 2026 Plan at an exercise price of $1.24 per share to Executives (See Note 7) and employees of the Company. All such grants under the 2026 Plan were subject to approval of the 2026 Plan by the stockholders and such approval was granted at the 2026 Annual Meeting of the Company held on July 6 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

10b5-1 trading arrangements

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Nasdaq Notices

On August 18, 2026, the Company received a notice letter from the Listing Qualifications staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (“Rule 5550(b)(1)”) as the Company’s stockholders’ equity of $2,042,515, as reported on the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, was below $2.5 million, which is the minimum stockholders’ equity required for compliance with Rule 5550(b)(1). Further, as of August 18, 2026, the Company did not meet the alternative compliance standards relating to the market value of listed securities, or net income from continuing operations. In accordance with Nasdaq Listing Rule 5810(c)(2)(A), on October 2, 2026, the Company submitted to Nasdaq a plan to regain compliance with Rule 5550(b)(1). On October 15, 2026 the Company received notice that Nasdaq accepted the Company’s plan, Nasdaq granted the Company an extension of up to 180 calendar days from the date of the Notice, or until February 15, 2027, to regain compliance with Rule 5550(b)(1).

On August 27, 2026, the Company received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that it is also not currently in compliance with the Nasdaq continued listing requirement that the Company maintain a bid price for the Company’s common stock of above $1.00 per share (the “Bid Price Requirement”)

The notices do not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company submitted a plan to regain compliance with Nasdaq’s minimum stockholders’ equity requirement and was granted an extension through February 15, 2027 to regain compliance with Rule 5550(b)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days from the date of the Bid Price Notice, or until February 23, 2027, to regain compliance with the Bid Price Rule.

There can be no assurance that the Company will be able to regain compliance with Nasdaq’s minimum stockholders’ equity requirement and the Bid Price Requirement or maintain compliance with the other listing requirements. If the Company does not regain compliance with the stockholders’ equity requirement within the extension period, Nasdaq will provide written notification that the Company’s common stock is subject to delisting. In such event, Nasdaq rules permit the Company to request a hearing before an independent Hearings Panel, which has the authority to grant the Company an additional extension of time of up to 180 calendar days to regain compliance. If the Company does not regain compliance with the Bid Price Rule by February 23, 2027, the Company may be eligible for an additional 180 calendar day compliance period, subject to compliance with all other listing requirements.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1 (1)	Amended & Restated Certificate of Incorporation
3.2 (6)	Amended & Restated Bylaws as of July 18, 2022
3.3 (2)	Certificate of Amendment dated June 14, 2021
3.4 (6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of July 18, 2022
3.5 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation as of September 20, 2022
3.6 (13)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 26, 2023
3.7 (22)	Certificate of Amendment to the Certificate of Incorporation
4.1 (2)	Form of Stock Option
4.2 (27)	Description of the Registrant’s Securities
10.1 (2)	Form of Director Agreement
10.2 (2)	Form of Indemnification Agreement
10.3 (3)	2017 Incentive Stock Plan
10.4 (2)	Executive Retention Agreement entered between the Company and Thomas L. Thimot dated June 14, 2021
10.5 (2)	Executive Retention Agreement entered between the Company and Cecil N. Smith III dated June 14, 2021
10.6 (4)	AuthID Inc. 2021 Equity Incentive Plan
10.7 (5)	Letter Agreement between Annie Pham and AuthID Inc. dated April 25, 2022
10.8 (8)	Amended and Restated Facility Agreement between the Company and Stephen J. Garchik dated March 8, 2023.
10.9 (8)	Promissory Note between the Company and Stephen J. Garchik dated March 9, 2023.
10.10 (8)	Guaranty Agreement by FIN Holdings Inc., Innovation in Motion, Inc. and ID Solutions, Inc. in favor of Stephen J. Garchik dated March 9, 2023.
10.11 (8)	Release Agreement between the Company and Stephen J. Garchik dated March 9, 2023.
10.12 (9)	Letter Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.13 (9)	Executive Retention Agreement between Rhoniel Daguro and AuthID Inc. dated March 23, 2023
10.14 (9)	Confidential Separation Agreement and General Release between Thomas Thimot and authID Inc. Dated March 23, 2023
10.15 (10)	Letter Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.16 (10)	Executive Retention Agreement between Thomas Szoke and AuthID Inc. dated April 12, 2023
10.17 (11)	Executive Retention Agreement between Annie Pham and AuthID Inc. dated May 11, 2023
10.18 (12)**	Form of Securities Purchase Agreement dated as of May 23, 2023 between the Company and accredited investors
10.19 (12)	Engagement Agreement dated as of April 20, 2023 between the Company and Madison Global Partners LLC
10.20 (12)	Stock Purchase Warrant dated May 26, 2023 issued to Madison Global Partners LLC
10.21 (12)**	Form of Exchange Agreement dated as of May 23, 2023 between the Company and certain Holders
10.22 (14)	Letter Agreement between Edward Sellitto and authID Inc. dated July 31, 2023
10.23 (15)	Agreement dated October 25, 2023 between The Pipeline Group, Inc. and authID Inc.
10.24 (17)	Form of Securities Purchase Agreement dated as of November 20, 2023 between the Company and accredited investor
10.25 (17)	Engagement Agreement dated as of November 2, 2023 between the Company and Madison Global Partners, LLC
10.26 (17)	Stock Purchase Warrant dated November 22, 2023 issued to Madison Global Partners, LLC
10.27 (18)**	Agreement dated December 19, 2023 between The Pipeline Group, Inc and authID Inc.
10.28 (19)	Letter Agreement between Kunal Mehta and authID Inc.
10.29 (21)**	Form of Securities Purchase Agreement dated as of June 24, 2024 between the Company and accredited investors
10.30 (21)	Engagement Agreement, dated as of June 24, 2024 between the Company and Madison Global Partners, LLC
10.31 (21)	Stock Purchase Warrant issued to Madison Global Partners LLC dated June 27, 2024
10.32 (23)**	Agreement dated August 26, 2024 between The Pipeline Group, Inc. and authID Inc.

10.33 (22)	Letter Agreement between Erick Soto and authID Inc. dated September 10, 2024
10.34 (22)	Executive Retention Agreement between Erick Soto and AuthID Inc. dated September 10, 2024
10.35 (24)**	Form of Securities Purchase Agreement dated as of March 31, 2025 between the Company and accredited investors
10.36 (24)	Form of Pre-Funded Warrant dated April 1, 2025
10.37 (24)	Engagement Agreement dated as of March 12, 2025 between the Company and Madison Global Partners LLC
10.38 (24)	Amendment to the Engagement Agreement dated as of March 26, 2025 between the Company and Madison Global Partners LLC
10.39 (24)	Placement Agency Agreement between the Company and Dominari Securities LLC dated March 31, 2025
10.40 (24)	Stock Purchase Warrant issued to Madison Global Partners LLC dated April 1, 2025
10.41 (24)	Stock Purchase Warrant issued to Dominari Securities LLC dated April 1, 2025
10.42 (25)	Form of Securities Purchase Agreement, dated as of May 6, 2025, between the Company and accredited investors
10.43 (25)	Placement Agency Agreement between the Company and Dominari Securities LLC dated May 6, 2025
10.44 (25)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated May 7, 2025
10.45 (25)	Stock Purchase Warrant issued to Dominari Securities LLC dated May 7, 2025
10.46 (26)	Form of Director Appointment Letter
10.47 (27)**	Agreement dated September 26, 2025 between The Pipeline Group, Inc. and authID Inc.
10.48 (28)	Form of Securities Purchase Agreement, dated as of November 21, 2025, between the Company and accredited investors
10.49 (28)	Form of Pre-Funded Warrant dated November 24, 2025
10.50 (28)	Engagement Agreement dated as of November 20, 2025 between the Company and Madison Global Partners, LLC
10.51 (28)	Placement Agency Agreement between the Company and Dominari Securities LLC dated November 21, 2025
10.52 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC
10.53 (28)	Stock Purchase Warrant issued to Dominari Securities LLC
10.54 (28)	Stock Purchase Warrant issued to Madison Global Partners, LLC dated November 20, 2025
10.55 (31)**	Agreement dated April 13, 2026 between The Pipeline Group, Inc. and authID Inc.
10.56 (30)	Form of Securities Purchase Agreement dated April 29, 2026
10.57 (30)	Form of Senior Secured Debenture
10.58 (30)	Form of Stock Purchase Warrant
10.59 (30)	Form Security Agreement dated April 29, 2026
10.60 (30)	Form Registration Rights Agreement dated April 29, 2026
10.61 (32)	authID Inc. 2026 Equity Incentive Plan
10.62 (33)**	Letter Agreement dated August 28, 2026 between authID Inc. and Thomas R. Szoke
10.63 (33)**	Letter Agreement dated August 28, 2026 between authID Inc. and Rhoniel A. Daguro
10.64 (34)	Form of Backstop Commitment Agreement dated as of September 9, 2026 by and among authID Inc. and the Commitment Parties identified therein
10.65 (35)	Form of Senior Secured Convertible Debenture issued October 6, 2026
10.66 (35)	Form of Security Agreement dated as of October 5, 2026
10.67 (35)	Form of Registration Rights Agreement dated as of October 5, 2026
10.68 (35)	Form of Notice to and Consent of Holders of April 2026 Senior Secured Debentures dated October 5, 2026
10.69 (35)	Form of Placement Agent Warrant issued to Madison Global Partners, LLC
14.1 (16)	Code of Ethics
19 (23)	Insider Trading Policy
21.1(29)	List of Subsidiaries
31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1 (16)	Policy for the Recovery of Erroneously Awarded Compensation adopted October 6, 2023
99.1 (20)	Policy on Granting Equity Awards
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed. A copy of any omitted portions will be furnished to the SEC upon request.

(1)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 23, 2021.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 15, 2021.

(3)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 4, 2018.

(4)	Incorporated by reference to the Form S-8 Registration Statement filed with the Securities Exchange Commission on February 1, 2022.

(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 27, 2022.

(6)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on July 19, 2022.

(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on September 21, 2022.

(8)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 10, 2023.

(9)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 28, 2023.

(10)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 18, 2023.

(11)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 16, 2023.

(12)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 26, 2023.

(13)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2023.

(14)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on August 3, 2023.

(15)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on October 26, 2023.

(16)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 8, 2023.

(17)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 27, 2023.

(18)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on December 21, 2023.

(19)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on March 26, 2024.

(20)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 15, 2024.

(21)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on June 27, 2024.

(22)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 7, 2024.

(23)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 13, 2025.

(24)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on April 2, 2025.

(25)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 7, 2025

(26)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on August 14, 2025

(27)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on November 12, 2025

(28)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on November 24, 2025

(29)	Incorporated by reference to the Form 10-K Annual Report filed with the Securities Exchange Commission on March 31, 2026.

(30)	Incorporated by reference to the Form 8-K Current Report filed with the Securities Exchange Commission on May 1, 2026.

(31)	Incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities Exchange Commission on May 14, 2026

(32)	Incorporated by reference to the Form DEF14A filed with the Securities Exchange Commission on June 1, 2026

(33)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 2, 2026.

(34)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 15, 2026.

(35)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 9, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

authID Inc.

	By:	/s/ Thomas R. Szoke
Thomas R. Szoke
Interim Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ed Sellitto
Ed Sellitto
Chief Financial Officer,
(Principal Financial and Accounting Officer)

Dated: November 12, 2026